Form 10-Q
period 2003-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2003-05-15
CIK 1179351

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                  COMMISSION FILE NUMBER: 333-100125 (1933 ACT)

                    BEHRINGER HARVARD SHORT-TERM OPPORTUNITY
                                    FUND I LP
             (Exact Name of Registrant as Specified in Its Charter)

            TEXAS                                              71-0897614
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


           1323 NORTH STEMMONS FREEWAY, SUITE 212, DALLAS, TEXAS 75207
                    (Address of principal executive offices)
                                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (866) 655-1620


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

===============================================================================

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                     PART I.
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...................3

           Notes to Condensed Consolidated Financial Statements...............................................4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................11

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................11


                                    PART II.
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................12

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................12

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................12

ITEM 5.    OTHER INFORMATION.................................................................................12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................12

SIGNATURE....................................................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                     (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,            DECEMBER 31,
                                                               2003                  2002
                                                            -----------          -------------

ASSETS

   Cash and cash equivalents                                $      600            $      600
                                                            ----------            ----------
TOTAL ASSETS                                                $      600            $      600
                                                            ==========            ==========
LIABILITIES AND PARTNERS' CAPITAL

TOTAL LIABILITIES                                           $       --            $       --

PARTNERS' CAPITAL

   General partners                                                500                   500
   Limited partnership units, 11,000,000 units
      authorized, none issued and outstanding                      100                   100
                                                            ----------            ----------

TOTAL PARTNERS' CAPITAL                                            600                   600
                                                            ----------            ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $      600            $      600
                                                            ==========            ==========

            See Notes to Condensed Consolidated Financial Statements.

               Behringer Harvard Short-Term Opportunity Fund I LP
                     (A Development Stage Texas Partnership)
              Notes to Condensed Consolidated Financial Statements

1.       ORGANIZATION

         Behringer Harvard Short-Term Opportunity Fund I LP (the "Partnership") was formed in Texas on July 30, 2002, by and between Behringer Harvard Advisors II LP (a "General Partner"), a Texas limited partnership as general partner, Robert M. Behringer (also a "General Partner"), an individual as general partner, and Gerald J. Reihsen, III (the "Limited Partner" and collectively with the General Partners, the "Partners") an individual as limited partner. The Partnership was funded through capital contributions on September 20, 2002 (date of inception). The Partnership intends to use the proceeds from its public offering, after deducting offering expenses, primarily to acquire income-producing properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, in markets with higher volatility, lower barriers to entry and high growth potential. The Partnership may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. The partnership agreement provides that the Partnership will continue in existence until the earlier of December 31, 2017 or termination of the Partnership by written consent of all the Partners.

         The Partnership is in the development stage and has not begun real estate operations.

INITIAL CAPITAL CONTRIBUTION

         Upon formation of the Partnership, the two General Partners collectively contributed cash of $500 and the Limited Partner contributed $100, respectively, for non-unit investments.

         As of March 31, 2003, there are no limited partnership units issued and outstanding.

CASH FLOW DISTRIBUTIONS

         Net cash distributions, as defined in the partnership agreement of the Partnership, are to be distributed to the Partners as follows:

         a) To the Limited Partners on a per unit basis until each of such Limited Partners have received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to ten percent (10.0%) per annum of his or her net capital contribution;

         b) Then to the Limited Partners on a per unit basis until each Limited Partner has received or has been deemed to have received one hundred percent (100.0%) of his or her net capital contribution; and

         c) Thereafter, eighty-five percent (85.0%) to the Limited Partners on a per unit basis, and fifteen percent (15.0%) to the General Partners to be apportioned in such percentages as they may from time to time agree upon among themselves.

         Other limitations of allocated or received distributions are defined within the partnership agreement.

INCOME (LOSS) ALLOCATIONS

         Net income for each applicable accounting period shall be allocated to the Partners as follows:

         a) To the Partners to the extent of and in proportion to allocations of net loss as noted below; and

         b) Then, so as to cause the capital accounts of all Partners to permit liquidating distributions to be made in the same manner and priority as set forth in the partnership agreement with respect to net cash distributions.

         Net loss for each applicable accounting period shall be allocated to the Partners as follows:

         a) To the Partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and

         b) Then, eighty-five percent (85.0%) to the Limited Partners and fifteen percent (15.0%) to the General Partners to be apportioned in such percentages as they may from time to time agree upon among themselves.

2.       PUBLIC OFFERING

         On February 19, 2003, the Partnership's Registration Statement on Form S-11, covering a public offering (the "Offering") of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 units available pursuant to the Partnership's distribution reinvestment plan at $10 per unit.

         The Partnership will not commence active operations until it receives and accepts subscriptions for a minimum of 150,000 limited partnership units for gross offering proceeds of $1,500,000. After the initial 150,000 units are sold, subscription proceeds will be held in escrow until investors are admitted as Limited Partners. The Partnership intends to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

3.       INTERIM FINANCIAL INFORMATION

         The accompanying condensed consolidated financial statements should be read in conjunction with the Partnership's Registration Statement on Form S-11, as amended, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

         The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements of the Partnership as of March 31, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Partnership as of March 31, 2003.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany transactions, balances, and profits have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

REAL ESTATE

         As the Partnership commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to its fair market value.

INCOME TAXES

         No federal income taxes are payable by the Partnership and none have been provided in the accompanying financial statements. The Partners are to include their respective shares of Partnership income or loss, determined on an income tax basis, in their individual tax returns.

REVENUE RECOGNITION

         The Partnership will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases.

OPERATING COST REIMBURSEMENTS

         The Partnership will generally bill tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings will be generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms.

DEFERRED PROJECT COSTS

         The Partnership's General Partners will be paid an acquisition and advisory fee of 3% of the contract price of each property. In addition, the General Partners will fund all of the Partnership's investment acquisition expenses. The Partnership will reimburse its General Partners for such investment acquisition expenses in an amount of up to 0.5% of the contract price of each of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). The Partnership's General

Partners will bear such investment acquisition expenses to the extent that such expenses exceed 0.5% of the contract price of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). As the Partnership invests its capital proceeds, deferred project costs will be applied to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets in respect of such acquisition and advisory fees and acquisition expenses.

DEFERRED OFFERING COSTS

         The Partnership's General Partners expect to continue to fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs only to the extent that such costs exceed 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. As equity is raised, the Partnership will reverse the deferred offering costs accrual and recognize a charge to partners' equity upon reimbursing the General Partners.

5.       RELATED PARTY ARRANGEMENTS

         The General Partners and certain of their affiliates will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Partnership. Behringer Securities LP ("Behringer Securities"), the affiliated dealer-manager, will receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Behringer Securities intends to reallow 100% of commissions earned from sales of units by participating broker-dealers to such broker-dealers. In addition, 2.5% of gross proceeds will be paid to Behringer Securities as a dealer manager fee. Behringer Securities may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred and due diligence expense reimbursement.

         All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by the General Partners or their affiliates and may be reimbursed by the Partnership to the extent of up to 2.5% of gross offering proceeds. As of March 31, 2003, the General Partners or their affiliates had paid $642,393 of organization and offering expenses on behalf of the Partnership. The General Partners or their affiliates also will receive acquisition and advisory fees of up to 3% of the contract purchase price of each property for identifying, reviewing, evaluating, investing in and the purchase, development or construction of real property acquisitions. Any portion of this fee may be deferred and paid in a subsequent year. The General Partners or their affiliates may also receive up to 0.5% of the contract purchase price of each property for reimbursement of expenses related to making such acquisitions.

         The Partnership expects to pay HPT Management Services LP, its affiliated property manager, fees for the management and leasing of the Partnership's properties, which fees will be up to 4.5% of gross revenues, plus separate leasing fees based upon the customary leasing fees applicable to the geographic location of the properties, but in no event will the aggregate of property management and leasing fees paid to affiliates exceed 6% of gross revenues. The Partnership will also reimburse HPT Management Services LP for costs and expenses incurred by it on behalf of the Partnership.

         The Partnership will pay the General Partners or their affiliates an annual asset management fee of 0.5% of the aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year.

         In connection with the sale of the properties of the Partnership, the Partnership will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and the notes thereto:

FORWARD-LOOKING STATEMENTS

         This section contains forward-looking statements, including discussion and analysis of the Partnership's financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Partnership's Partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Partnership's business and industry. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

         Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect the Partnership's management's view only as of the date of this Form 10-Q. The Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the "Risk Factors" section of the Partnership's Registration Statement on Form S-11 filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Below is a discussion of the accounting policies that the Partnership considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

REAL ESTATE

         As the Partnership commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to its fair market value.

INCOME TAXES

         No federal income taxes are payable by the Partnership and none have been provided in the accompanying financial statements. The Partners are to include their respective shares of Partnership income or loss, determined on an income tax basis, in their individual tax returns.

REVENUE RECOGNITION

         The Partnership will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases.

OPERATING COST REIMBURSEMENTS

         The Partnership will generally bill tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings will be generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms.

DEFERRED PROJECT COSTS

         The Partnership's General Partners will be paid an acquisition and advisory fee of 3% of the contract price of each property. In addition, the General Partners will fund all of the Partnership's investment acquisition expenses. The Partnership will reimburse its General Partners for such investment acquisition expenses in an amount of up to 0.5% of the contract price of each of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). The Partnership's General Partners will bear such investment acquisition expenses to the extent that such expenses exceed 0.5% of the contract price of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). As the Partnership invests its capital proceeds, deferred project costs will be applied to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets in respect of such acquisition and advisory fees and acquisition expenses.

DEFERRED OFFERING COSTS

         The Partnership's General Partners expect to continue to fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs only to the extent that such costs exceed 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. As equity is raised, the Partnership will reverse the deferred offering costs accrual and recognize a charge to partners' equity upon reimbursing the General Partners.

LIQUIDITY AND CAPITAL RESOURCES

         As of the date of this Form 10-Q, the Partnership had not yet commenced active operations. Once the minimum subscription is achieved, subscription proceeds will be released to the Partnership as accepted and applied to investments in properties and the payment or reimbursement of selling commissions and other organization and offering expenses. The Partnership will experience a relative increase in liquidity as additional subscriptions for units are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, development and operation of its properties.

         The Partnership has not entered into any arrangements to acquire any specific property. The number of properties it acquires will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in properties.

         During the underwriting process, the Partnership intends to establish escrows for working capital needs throughout the life of each acquired asset. It is anticipated that, upon closing of each asset, an amount of initial capital equal to approximately 1.0% of the contract price of the properties it acquires, will be placed in an interest-bearing (typically money market) account as a reserve for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. However, the actual reserve for any property could exceed this amount. The Partnership's General Partners also may, but are not required to, establish reserves from gross offering proceeds, out of cash flow generated by operating properties or out of nonliquidating net sale proceeds from the sale of the Partnership's properties.

         The net proceeds from the Offering will provide funds to enable the Partnership to purchase properties. The Partnership may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash and to selectively encumber all or certain properties, if favorable financing terms are available, following acquisition. The proceeds from such loans will be used to acquire additional properties, increase cash flow and provide further diversity. In addition, the Partnership intends to borrow funds to purchase properties. In the event that the Offering is not fully sold, the Partnership's ability to diversify its investments may be diminished.

RESULTS OF OPERATIONS

         As of the date of this Form 10-Q, no significant operations have commenced because the Partnership is in its development stage. No operations will commence until at least 150,000 units of limited partnership interest ($1,500,000) have been sold pursuant to the Registration Statement filed on Form S-11 with the SEC. The General Partners are not aware of any material trends or uncertainties, other that national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties, other than those referred to in this Form 10-Q and the Partnership's Form S-11.

INFLATION

         The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the Partnership intends to include provisions in the majority of its tenant leases that would protect it from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Partnership does not have any foreign operations and is not exposed to foreign currency fluctuations.

         Currently, the Partnership's cash balances at banks represent the Partnership's only asset and there are no liabilities. A 10% increase or decrease in interest rates would have no material affect on the Partnership's financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of Behringer Harvard Advisors II LP, the Partnership's Co-General Partner have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to the Partnership's Co-General Partner, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 19, 2003, the Partnership's Registration Statement on Form S-11 (File No. 333-100125), covering a public offering (the "Offering") of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 units available pursuant to the Partnership's distribution reinvestment plan at $10 per unit.

         The Partnership will not commence active operations until it receives and accepts subscriptions for a minimum of 150,000 limited partnership units for gross offering proceeds of $1,500,000. After the initial 150,000 units are sold, subscription proceeds will be held in escrow until investors are admitted as Limited Partners. The Partnership intends to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and applied to the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 5.  OTHER INFORMATION

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

         Exhibit 99.1 - Certificate of Chief Executive and Financial Officers

         b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             Behringer Harvard Short-Term Opportunity Fund I LP

                             By   Behringer Harvard Advisors II LP
                                  Co-General Partner





Dated:  May 15, 2003         By:  /s/ Gary S. Bresky
                                  --------------------------------------------
                                  Gary S. Bresky
                                  Chief Financial Officer and Treasurer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                 SECURITIES EXCHANGE ACT RULE 13A-14 AND 15D-14

I, Robert M. Behringer, Chief Executive Officer of the registrant's co-general partner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Behringer Harvard Short-Term Opportunity Fund I LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.

                                               /s/ Robert M. Behringer
                                               --------------------------------
                                               Robert M. Behringer
                                               Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                 SECURITIES EXCHANGE ACT RULE 13A-14 AND 15D-14

I, Gary S. Bresky, Chief Financial Officer and Treasurer of the registrant's co-general partner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Behringer Harvard Short-Term Opportunity Fund I LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.

                                          /s/ Gary S. Bresky
                                          -------------------------------------
                                          Gary S. Bresky
                                          Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS



EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

   99.1                 Certificate of Chief Executive and Financial Officers