Form 10-Q
period 2003-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2003-11-14
CIK 1179351

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                                BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                                    FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2003


                                                      PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Balance Sheets as of September 30, 2003 and December 31, 2002............................3

           Condensed Statements of Operations for the three and nine months ended September 30, 2003 and from inception (September 20, 2002) through September 30, 2002 and 2003.....................4

           Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and from inception (September 20, 2002) through September 30, 2002 and 2003..............................5

           Notes to Condensed Financial Statements............................................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................14

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................14


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................16

ITEM 5.    OTHER INFORMATION.................................................................................16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................16

SIGNATURE....................................................................................................17


                                                     PART I
                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                    (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                            CONDENSED BALANCE SHEETS


                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             2003                   2002
                                                                     --------------------    -----------------
ASSETS
                 Cash and cash equivalents                            $        1,397,051      $           600
                 Restricted cash                                                 630,587                    -
                 Other assets                                                     10,000                    -
                                                                     --------------------    -----------------
TOTAL ASSETS                                                          $        2,037,638      $           600
                                                                     ====================    =================

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
                 Due to affiliates                                    $           16,465      $             -
                 Accrued liabilities                                              19,634                    -
                 Subscriptions for limited partnership units                     630,587                    -
                                                                     --------------------    -----------------
TOTAL LIABILITIES                                                                666,686                    -

PARTNERS' CAPITAL
                 General partners                                                    500                  500
                 Limited partnership units, 11,000,000 units
                    authorized, 159,784 units and 0 units
                    issued and outstanding at September 30, 2003
                    and December 31, 2002, respectively                        1,402,106                  100
                 Deficit accumulated during the
                    development stage                                            (31,654)                   -
                                                                     --------------------    -----------------
TOTAL PARTNERS' CAPITAL                                                        1,370,952                  600
                                                                     --------------------    -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $        2,037,638      $           600
                                                                     ====================    =================


                                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                         BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                               (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                                 CONDENSED STATEMENTS OF OPERATIONS


                                                                                         FROM INCEPTION          FROM INCEPTION
                                                                                         (SEPTEMBER 20,          (SEPTEMBER 20,
                                          THREE MONTHS            NINE MONTHS                 2002)                   2002)
                                             ENDED                   ENDED                   THROUGH                 THROUGH
                                       SEPTEMBER 30, 2003      SEPTEMBER 30, 2003      SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                                      ---------------------   ---------------------    --------------------    --------------------
TOTAL REVENUES                         $                 -     $                 -      $                -      $                -

EXPENSES
               General and
               administrative                       31,654                  31,654                  31,654                       -
                                      ---------------------   ---------------------    --------------------    --------------------
TOTAL EXPENSES                                      31,654                  31,654                  31,654                       -

OTHER INCOME
               Interest income                           -                       -                       -                       -
                                      ---------------------   ---------------------    --------------------    --------------------
TOTAL OTHER INCOME                                       -                       -                       -                       -
                                      ---------------------   ---------------------    --------------------    --------------------
NET LOSS                               $           (31,654)    $           (31,654)     $          (31,654)     $                -
                                      =====================   =====================    ====================    ====================


                                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                         BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                               (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                                 CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   FROM INCEPTION               FROM INCEPTION
                                                         NINE MONTHS            (SEPTEMBER 20, 2002)         (SEPTEMBER 20, 2002)
                                                            ENDED                      THROUGH                     THROUGH
                                                      SEPTEMBER 30, 2003         SEPTEMBER 30, 2002           SEPTEMBER 30, 2003
                                                    -----------------------    ------------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $             (31,654)     $                    -      $               (31,654)
Adjustments to reconcile net loss to
   net cash flows from operating activities
Change in other assets                                             (10,000)                          -                      (10,000)
Change in due to affiliates                                         16,465                           -                       16,465
Change in accrued liabilities                                       19,634                           -                       19,634
                                                    -----------------------    ------------------------    -------------------------
CASH USED IN OPERATING ACTIVITIES                                   (5,555)                          -                       (5,555)
                                                    -----------------------    ------------------------    -------------------------

                                                    -----------------------    ------------------------    -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                     -                           -                            -
                                                    -----------------------    ------------------------    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
General partners' contributions                                          -                         500                         500
Limited partners' contributions                                  1,590,884                         100                   1,590,984
Offering costs                                                    (188,878)                          -                    (188,878)
Proceeds from limited partners' subscriptions                      630,587                           -                     630,587
Increase in restricted cash                                       (630,587)                          -                    (630,587)
                                                    -----------------------    ------------------------    -------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                            1,402,006                         600                   1,402,606
                                                    -----------------------    ------------------------    -------------------------

Net change in cash and cash equivalents                          1,396,451                         600                   1,397,051
Cash and cash equivalents at beginning of period                       600                           -                           -
                                                    -----------------------    ------------------------    -------------------------
Cash and cash equivalents at end of period           $           1,397,051      $                  600                   1,397,051
                                                    =======================    ========================    =========================


                                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                     (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Behringer Harvard Short-Term Opportunity Fund I LP (the "Partnership") was formed in Texas on July 30, 2002, by Behringer Harvard Advisors II LP (a "General Partner"), a Texas limited partnership as co-general partner, Robert M. Behringer (also a "General Partner"), an individual, as co-general partner, and Gerald J. Reihsen, III (the "Limited Partner" and collectively with the General Partners, the "Partners") an individual, as limited partner. The Partnership was funded through capital contributions on September 20, 2002 (date of inception) and is currently publicly offering its limited partnership units pursuant to the Offering defined in Note 2 below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, in markets with higher volatility, lower barriers to entry and high growth potential. The Partnership may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. The partnership agreement provides that it will continue in existence until the earlier of December 31, 2017 or termination of the Partnership by written consent of all the Partners.

         The Partnership is in the development stage and has not begun real estate operations.

     INITIAL CAPITAL CONTRIBUTION

         Upon formation of the Partnership, the two General Partners collectively contributed cash of $500 and the Limited Partner contributed $100, respectively, for non-unit investments.

         As of September 30, 2003, there were 159,784 limited partnership units issued and outstanding for total gross offering proceeds of $1,590,884.

     CASH FLOW DISTRIBUTIONS

         Net cash distributions, as defined in the partnership agreement of the Partnership, are to be distributed to the Partners as follows:

         a) To the Limited Partners, on a per unit basis, until each of such Limited Partners have received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to ten percent (10.0%) per annum of his or her net capital contribution;
         b) Then to the Limited Partners, on a per unit basis, until each Limited Partner has received or has been deemed to have received one hundred percent (100.0%) of his or her net capital contribution; and
         c) Thereafter, eighty-five percent (85.0%) to the Limited Partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners to be apportioned in such percentages as they may from time to time agree upon among themselves.

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

         On September 16, 2003, the Partnership satisfied the minimum offering requirement of $1,500,000 established for its Offering and accepted subscriptions for 159,784 partnership units, from which gross proceeds of $1,590,884 were distributed to the Partnership. In addition, special escrow accounts have been established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on October 16, 2003 and the Partnership accepted subscriptions from New York residents on that date. The conditions of the Nebraska and Pennsylvania escrow accounts have not been satisfied as of November 10, 2003 and therefore, the Partnership has not accepted subscriptions from residents of these states.

         Since the minimum offering requirement has been satisfied, all subsequent subscription proceeds will be held in escrow until investors are admitted as limited partners. The Partnership intends to continue to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

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

         The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed financial statements of the Partnership as of September 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of September 30, 2003 and the results of its operations and cash flows for the periods then ended.

     NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS No. 149 did not have a material effect on the financial condition, results of operations, or liquidity of the Partnership.

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

         FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003 and FASB Staff Position ("FSP") No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" was issued in October 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim or annual period ending after December 15, 2003 for entities acquired before February 1, 2003 (as deferred by FSP No. FIN 46-6). This FIN requires the consolidation of results of variable interest entities in which the Partnership is deemed to be the primary beneficiary, as defined. As of September 30, 2003, the Partnership did not own an interest in a variable interest entity and believes adoption of FIN No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Partnership. Interests in entities acquired or created after September 30, 2003 will be evaluated based on FIN No. 46 criteria and consolidation of these interests may be required.

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

     OPERATING COST REIMBURSEMENTS

         The Partnership will bill tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

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

     DEFERRED OFFERING COSTS

         The Partnership's General Partners fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Partnership will be required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs will be recorded as an offset to Partners' capital, and all organization costs will be recorded as an expense when the Partnership becomes liable for the payment of these amounts.

     CONCENTRATION OF CREDIT RISK

         At September 30, 2003, the Partnership had cash and cash equivalents and restricted cash on deposit in two financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and does not believe it is exposed to any significant credit risk on cash and restricted cash.

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

         All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by the General Partners or their affiliates and may be reimbursed by the Partnership for up to 2.5% of gross offering proceeds. As of September 30, 2003, the General Partners or their affiliates had incurred $845,688 of organization and offering expenses on behalf of the Partnership, of which $39,772 has been paid with $39,448 capitalized against partners' capital and $324 expensed. The General Partners or their affiliates determine the amount of organization and offering expenses owed to the General Partners and their affiliates based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated equity size. The General Partners or their affiliates also will receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each property for identifying, reviewing, evaluating, investing in and the purchase, development or construction of real property acquisitions. Any portion of this fee may be deferred and paid in a subsequent year. The General Partners or their affiliates may also receive up to 0.5% of the contract purchase price of each property for reimbursement of expenses related to making such acquisitions.

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

     OPERATING COST REIMBURSEMENTS

         The Partnership will bill tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

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

     DEFERRED OFFERING COSTS

         The Partnership's General Partners fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Partnership will be required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs will be recorded as an offset to Partners' capital, and all organization costs will be recorded as an expense when the Partnership becomes liable for the payment of these amounts.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2003, cash used in operating activities was $5,555. During September 2003, the Partnership satisfied the minimum offering requirement of $1,500,000 established for its Offering and accepted subscriptions for 159,784 partnership units, from which gross proceeds of $1,590,884 were received and offering costs of $188,878 were paid for net proceeds of $1,402,006. Until the Partnership acquires income generating investments, it is anticipated that future operating costs will be funded by proceeds from the Partnership's Offering.

         The amount of distributions to be paid to the Partners will be determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditure requirements. Operating cash flows are expected to increase as additional properties are added to the Partnership's investment portfolio.

         The Partnership's principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the Partnership's current Offering of up to 11,000,000 partnership units at $10 per unit. However, there may be a delay between the sale of the Partnership's units and its purchase of properties and investment interests, which could result in a delay in the benefits to its Partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that Partners invest will be used to buy real estate or investment interests and approximately 0.8% of the gross proceeds of the Offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The Partnership's General Partners evaluate potential property acquisitions and engage in negotiations with sellers on the Partnership's behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

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

         Currently, the Partnership's cash and cash equivalents and restricted cash balances at financial institutions represent the majority of the Partnership's assets. A 10.0% increase or decrease in interest rates would have no material affect on the Partnership's financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of Behringer Harvard Advisors II LP, the Partnership's Co-General Partner have concluded, based on their evaluation as of the period ended September 30, 2003, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to the Partnership's Co-General Partner, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Partnership's internal controls that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 19, 2003, the Partnership's Registration Statement on Form S-11, covering a public offering (the "Offering") of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 1,000,000 units available pursuant to the Partnership's distribution reinvestment plan at $10 per unit. The Offering is a best efforts continuous offering which terminates no later than February 18, 2005.

         As of September 30, 2003, the General Partners or their affiliates had incurred $885,143 of organization and offering expenses on behalf of the Partnership. The General Partners or their affiliates determine the amount of organization and offering expenses owed to the General Partners and their affiliates based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on maximum offering size.

         On September 16, 2003, the Partnership satisfied the minimum offering requirement of $1,500,000 established for the Offering and accepted subscriptions for 159,784 partnership units, from which gross proceeds of $1,590,884 were distributed to the Partnership. In addition, special escrow accounts have been established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on October 16, 2003 and the Partnership accepted subscriptions from residents of New York on that date. The conditions of the Nebraska and Pennsylvania escrow accounts have not been satisfied as of November 10, 2003 and therefore, the Partnership has not accepted subscriptions from residents of these states.

         Since the minimum offering requirement has been satisfied, subsequent proceeds will be held in escrow until investors are admitted as limited partners. The Partnership intends to continue to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

         Through November 10, 2003, the Partnership has accepted subscriptions and issued 326,615 units to investors with gross proceeds of $3,234,649 distributed to the Partnership. Of the $3,234,649 distributed to the Partnership, $197,127 and $80,866 was paid to Behringer Securities for commissions and dealer manager fees, respectively, and $80,866 was paid to Behringer Advisors II LP for reimbursement of organization and offering expenses. Behringer Securities reallowed all of the commissions to participating broker-dealers and reallowed $15,607 of the dealer manager fees to participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Net proceeds to the Partnership as of November 10, 2003 were $2,875,790 after payment of such fees and expenses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 5.  OTHER INFORMATION

         On September 15, 2003, the Partnership's General Partners and its initial Limited Partner approved the adoption of an amended and restated partnership agreement. The amended and restated partnership agreement contains modifications to the Partnership's original partnership agreement (i) to help ensure that the Partnership's allocations satisfy the requirements for the "fractions rule," (ii) to provide the Partnership with the flexibility to purchase unimproved property to the extent permitted under the NASAA Guidelines,
(iii) to clarify that the limitations imposed by the NASAA Guidelines related to the Partnership's borrowing of funds do not apply until the termination of the Offering and (iv) to integrate the revisions to the partnership agreement contained in the first amendment to the partnership agreement, which became effective on June 2, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit 31.1 - Certification of Principal Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Principal Financial Officer
                                 pursuant to Section 302 of the Sarbanes Oxley Act of 2002

                  Exhibit 32.1 - Certificate of Chief Executive and Financial
                                 Officers

         b)       Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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





                                     Behringer Harvard Short-Term Opportunity
                                     Fund I LP.

                                     By:  Behringer Harvard Advisors II LP
                                          Co-General Partner





Dated:  November 14, 2003.           By:  /s/ Gary S. Bresky
                                          --------------------------------------
                                          Gary S. Bresky
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