Form 10-Q
period 2004-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2004-05-17
CIK 1179351

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                                      BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                                           FORM 10-Q
                                                 QUARTER ENDED MARCH 31, 2004


                                                            PART I
                                                     FINANCIAL INFORMATION

                                                                                                                PAGE

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003................................3

           Consolidated  Statements  of  Operations  for the three  months ended March 31, 2004 and March
              31, 2003...........................................................................................4

           Consolidated  Statements  of Cash Flows for the three  months  ended  March 31, 2004 and March
              31, 2003...........................................................................................5

           Notes to Consolidated Financial Statements............................................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................17

ITEM 4.    CONTROLS AND PROCEDURES..............................................................................17

                                                           PART II
                                                      OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS....................................................................................18

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................18

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES......................................................................18

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................18

ITEM 5.    OTHER INFORMATION....................................................................................18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................................18

SIGNATURE.......................................................................................................20

                                                             2


                                               PART I
                                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                                       MARCH 31,           DECEMBER 31,
                                                                         2004                  2003
                                                                     --------------    --------------
ASSETS
         REAL ESTATE:
                Land                                                  $  2,913,451      $          -
                Buildings, net                                           6,240,799                 -
                Real estate intangibles, net                             1,590,009                 -
                                                                     --------------    --------------
         TOTAL REAL ESTATE                                              10,744,259                 -

                Cash and cash equivalents                                3,746,650         4,572,566
                Restricted cash                                          1,295,537             4,314
                Accounts receivable                                          7,079                 -
                Prepaid expenses and other assets                           51,149            31,590
                Deferred financing fees, net of accumulated
                   amortization of $12,380                                  37,140                 -
                                                                     --------------    --------------
TOTAL ASSETS                                                          $ 15,881,814      $  4,608,470
                                                                     ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
                Accounts payable                                      $      1,603      $     11,062
                Payables to affiliates                                      13,256            50,760
                Distributions payable                                      109,005                 -
                Accrued liabilities                                        225,682            59,825
                Subscriptions for limited partnership units              1,289,706             4,000
                Mortgage note payable                                    3,600,000                 -
                                                                     --------------    --------------
TOTAL LIABILITIES                                                        5,239,252           125,647

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
                Limited partners - 11,000,000 units authorized;
                   1,246,291 units and 522,219 units issued
                   and outstanding at March 31, 2004 and
                   December 31, 2003, respectively                      10,642,079         4,482,335
                General partners                                               483               488
                                                                     --------------    --------------
TOTAL PARTNERS' CAPITAL                                                 10,642,562         4,482,823
                                                                     --------------    --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 15,881,814      $  4,608,470
                                                                     ==============    ==============


                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 3


                     BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                           THREE MONTHS        THREE MONTHS
                                                               ENDED               ENDED
                                                           MARCH 31, 2004      MARCH 31, 2003
                                                          -----------------  -----------------
REVENUE
         Rental revenue                                     $      204,733     $            -
                                                          -----------------  -----------------
TOTAL REVENUES                                                     204,733                  -

EXPENSES
         Property operating expenses                                71,830                  -
         Property repairs and maintenance                           46,759                  -
         Real estate taxes                                          29,492                  -
         Property and asset management fees                         14,688                  -
         General and administrative                                 49,256                  -
         Interest expense                                           48,033                  -
         Depreciation and amortization                              70,878                  -
                                                          -----------------  -----------------
TOTAL EXPENSES                                                     330,936                  -

OTHER INCOME                                                        14,247                  -
                                                          -----------------  -----------------

NET LOSS                                                    $     (111,956)    $            -
                                                          =================  =================

ALLOCATION OF NET LOSS:
Net loss allocated to general partners                      $           (5)    $            -
                                                          =================  =================

Net loss allocated to limited partners                      $     (111,951)    $            -
                                                          =================  =================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                 1,075,130                  -
                                                          =================  =================

NET LOSS PER LIMITED PARTNERSHIP UNIT                       $        (0.10)    $            -
                                                          =================  =================

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                               4


                      BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                 THREE MONTHS       THREE MONTHS
                                                                     ENDED              ENDED
                                                                 MARCH 31, 2004     MARCH 31, 2003
                                                                ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $     (111,956)    $            -
Adjustments to reconcile net loss to
   net cash flows used in operating activities
Depreciation and amortization                                            96,512                  -
Change in accounts receivable                                            (7,079)                 -
Change in prepaid expenses and other assets                              16,611                  -
Change in accounts payable                                               (9,459)                 -
Change in accrued liabilities                                           (24,404)                 -
                                                                ----------------   ----------------
CASH USED IN OPERATING ACTIVITIES                                       (39,775)                 -
                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate                                             (10,673,125)                 -
Purchases of property and equipment, net                                 (1,175)                 -
                                                                ----------------   ----------------
CASH USED IN INVESTING ACTIVITIES                                   (10,674,300)                 -
                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage note                                           3,600,000                  -
Financing costs                                                         (49,520)                 -
Limited partners' contributions                                       6,916,382                  -
Offering costs                                                         (535,682)                 -
Change in limited partners' subscriptions                             1,285,706                  -
Change in restricted cash                                            (1,291,223)                 -
Change in payables to affiliates                                        (37,504)                 -
                                                                ----------------   ----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 9,888,159                  -
                                                                ----------------   ----------------

Net change in cash and cash equivalents                                (825,916)                 -
Cash and cash equivalents at beginning of period                      4,572,566                600
                                                                ----------------   ----------------
Cash and cash equivalents at end of period                       $    3,746,650     $          600
                                                                ================   ================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                    $       35,653     $            -
                                                                ================   ================

NON-CASH FINANCING ACTIVITIES:
Distributions payable in limited partnership units
   under distribution reinvestment plan                          $       57,300     $            -
                                                                ================   ================


                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              5

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION

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

       The Partnership was in the development stage through February 10, 2004. On February 11, 2004, the Partnership commenced operations with its acquisition of a property in Dallas, Texas.

2.     PUBLIC OFFERING

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

       On September 16, 2003, the Partnership satisfied the minimum offering requirement of $1,500,000 established for its Offering and accepted subscriptions for 159,784 partnership units, from which gross proceeds of $1,590,884 were distributed to the Partnership. In addition, special escrow accounts were established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on October 16, 2003 and the Partnership accepted subscriptions from the New York residents on that date. The minimum offering requirement of $5,500,000 for Nebraska and Pennsylvania was satisfied on January 2, 2004 and the Partnership accepted subscriptions from residents of these two states on that date. All additional subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new investors at least monthly. At that time, subscription proceeds are released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

       As of March 31, 2004, the Partnership had accepted subscriptions for 1,246,291 limited partnership units.

3.     INTERIM UNAUDITED FINANCIAL INFORMATION

       The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

       The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Partnership as of March 31, 2004 and March 31, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the periods ended March 31, 2004 and 2003.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Partnership and its subsidiaries, Behringer Harvard Woodall Rodgers GP, LLC and Behringer Harvard Woodall Rodgers LP. All intercompany transactions, balances and profits have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

       The Partnership considers investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

       Subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new limited partners at least monthly. Upon acceptance of limited partners, limited partnership units are issued and subscription proceeds are released to the Partnership from escrow.

     INVESTMENT IMPAIRMENT

       For real estate directly owned by the Partnership, management monitors events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

     PURCHASE PRICE ALLOCATIONS

       Upon the acquisition of real estate properties, the Partnership allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

       The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

       The Partnership determines the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by the Partnership as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

       The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also includes costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

       The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

     REVENUE RECOGNITION

       The Partnership recognizes rental income generated from all leases on real estate assets in which it has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant's payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met.

     DEFERRED OFFERING COSTS

       The General Partners fund all of the organization and offering costs on the Partnership's behalf and is reimbursed for such organization and offering costs up to 2.5% of the cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

     CASH FLOW DISTRIBUTIONS

       Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

       a) To the limited partners, on a per unit basis, until each of such limited partners has received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to ten percent (10.0%) per annum of their net capital contribution;
       b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100.0%) of their capital contribution; and
       c) Thereafter, eighty-five percent (85.0%) to the limited partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners.

       Other limitations of allocated or received distributions are defined within the Partnership Agreement.

     INCOME (LOSS) ALLOCATIONS

       Net income for each applicable accounting period is allocated to the Partners as follows:

       a) To the Partners to the extent of and in proportion to allocations of net loss as noted below; and
       b) Then, so as to cause the capital accounts of all Partners to permit liquidating distributions to be made in the same manner and priority as set forth in the Partnership Agreement with respect to net cash distributions.

       Net loss for each applicable accounting period is allocated to the Partners as follows:

       a) To the Partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and
       b) Then, eighty-five percent (85.0%) to the limited partners and fifteen percent (15.0%) to the General Partners.

       The Partnership distributes to its General Partners a share of net cash from operations, a 15% distribution after the limited partners have received distributions equal to their net capital contributions plus a 10.0% annual cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event will the General Partners receive more than 10.0% of cash available for distribution.

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

     CONCENTRATION OF CREDIT RISK

       At March 31, 2004, the Partnership had cash and cash equivalents and restricted cash on deposit in five financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk.

5.     REAL ESTATE

     ACQUISITION

       On February 11, 2004, the Partnership acquired a five-story office building in Dallas, Texas containing approximately 74,090 of rentable square feet and a bank drive-thru, both located on approximately 1.7 acres of land subject to a ground lease that expires in 2097 (collectively, the "Improved Property"). The Partnership also acquired approximately 1.6 acres of undeveloped land adjoining the Improved Property (the "Development Property," and together with the Improved Property, the "Woodall Rodgers Property"). The purchase price of the Woodall Rodgers Property was $10,300,000 plus closing costs of approximately $527,216. In connection with the purchase, the Partnership also acquired assets of $36,170 and assumed liabilities of $190,261. The Partnership used an interim financing mortgage note of $3,600,000 (the "Loan") with Benchmark Bank to pay a portion of the purchase price and paid the remaining purchase price from proceeds of the Offering. The Woodall Rodgers Property is held by Behringer Harvard Woodall Rodgers LP, in which Behringer Harvard Woodall Rodgers GP, LLC, a wholly owned subsidiary of the Partnership, is the general partner, the Partnership is the Class A Limited Partner and PRG Realty Partners, Ltd, a third party, is the Class B Limited Partner. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:


               DESCRIPTION                          ALLOCATION         ESTIMATED USEFUL LIFE
               -----------                          ----------         ---------------------
Land                                            $      2,913,451                     -
Building                                               6,270,980             25 years
Real estate intangibles                                1,642,785             4.8 years
Prepaid expenses                                          36,170                     -
Prepaid rent, taxes & deposits                          (190,261)                    -
                                                -----------------
Purchase of Hopkins property                     $    10,673,125
                                                =================

     GROUND LEASE

       The ground lease assumed for the land on which the Improved Property portion of the Woodall Rodgers Property is situated, has an initial 99 - year term that expires September 30, 2097. The monthly lease payment is $25,458 through June 30, 2004. Rent escalations on June 30, 2004, and every eight years thereafter, are based on one of two alternative procedures. The first alternative is based on an appraisal of the market value of the lease premises and the second alternative is based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease. Under the terms of the lease, Behringer Harvard Woodall Rodgers LP is responsible for taxes, utilities and insurance for the leased property. The minimum payments required over the next five years and thereafter are as follows:


                         Period
            ------------------------------      Minimum
              From              Through        Payments
            ------------------------------   -----------
              4/1/2004          3/31/2005    $   339,885
              4/1/2005          3/31/2006        351,348
              4/1/2006          3/31/2007        351,348
              4/1/2007          3/31/2008        351,348
              4/1/2008          3/31/2009        351,348
              Thereafter                      31,094,298
                                             -----------
             Total Contractual Obligations   $32,839,575
                                             ===========

     PRO FORMA RESULTS OF OPERATIONS

       The following summary presents the results of operations for the three months ended March 31, 2004 and 2003, on an unaudited pro forma basis, as if the acquisition of the Woodall Rodgers Property had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of January 1, of the respective year, nor are they indicative of results of operations which may occur in the future


                                         Three months
                                        ended March 31,
                                 ------------------------------
                                      2004             2003
                                 --------------    ------------

             Total revenues          $ 409,466       $ 357,389

             Total expenses           (612,616)       (513,564)

             Other income               14,247               -
                                 --------------    ------------

             Net income             $ (188,903)     $ (156,175)
                                 ==============    ============

6.     MORTGAGE PAYABLE

       The Loan has an interest rate of 7.0% per annum with a maturity date of August 9, 2004. The Loan requires monthly interest payments with any outstanding principal balance due and payable on August 6, 2004. The Partnership has the right to prepay, at any time and without premium or penalty, the entire unpaid principal balance of the Loan or any portion thereof. The Partnership has received a letter of interest from a financial institution for a proposed loan, secured by the Woodall Rodgers Property, for a maximum of $7,000,000 with an interest rate of prime and a term of 36 months. As of March 31, 2004, the Partnership was in compliance with all covenants under the Loan.

7.     PARTNERS' CAPITAL

       As a result of the Partnership's first real estate acquisition, management announced on March 23, 2004 its intent to initiate monthly distributions to the limited partnership unit holders at an annual rate of 3%. The Partnership's first distribution was paid on May 3, 2004 to unit holders of record through March 31, 2004. This first distribution totaling $109,005 was accrued as of March 31, 2004 and consisted of $51,705 to be paid in cash and $57,300 to be paid in limited partnership units in accordance with the Partnership's distribution reinvestment plan. The Partnership records all distributions when announced, except that the limited partnership units issued through the DRIP plan are recorded when the units are actually issued.

8.     RELATED PARTY ARRANGEMENTS

       The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering, and will receive fees and compensation in connection with the acquisition, management and sale of the assets of the Partnership.

       Behringer Securities LP ("Behringer Securities"), the Partnership's affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the three months ended March 31, 2004, Behringer Securities' commissions and dealer manager fees totaled $203,599 and $159,734, respectively and were capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet.

       Behringer Advisors II, a general partner of and advisor to the Partnership, or Behringer Advisors II's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of March 31, 2004, $1,100,118 of organization and offering expenses had been incurred by Behringer Advisors II on behalf of the Partnership, of which $302,615 had been reimbursed by the Partnership and the balance of $797,503 will be reimbursed at a rate of 2.5% of future equity raised. Of the $302,615 of organization and offering costs reimbursed by the Partnership as of March 31, 2004, $300,492 had been capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $2,123 had been expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities. Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of assets acquired by the Partnership for reimbursement of expenses related to making investments. During the three months ended March 31, 2004, Behringer Advisors II acquisition and advisory fees totaled $309,000 and $51,500 reimbursement for related expenses.

       For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership reimburses the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the three months ended March 31, 2004 the Partnership incurred $7,921 in property management fees payable to HPT Management.

       The Partnership pays Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of aggregate asset value of the Partnership's assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the three months ended March 31, 2004, the Partnership accrued $6,767 in asset management fees to Behringer Advisors II.

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

       Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect the Partnership's management's view only as of the date of this Form 10-Q. The Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the "Risk Factors" section of the Partnership's Registration Statement on Form S-11 filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     INVESTMENT IMPAIRMENTS

       For real estate directly owned by the Partnership, management monitors events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

     PURCHASE PRICE ALLOCATION

       Upon the acquisition of real estate properties, the Partnership allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

       The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

       The Partnership determines the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by the Partnership as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

       The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as wells as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

       The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

RESULTS OF OPERATIONS

       The Partnership commenced active operations when it made its first real estate acquisition on February 11, 2004 with the purchase of the Woodall Rodgers Property. As a result, the Partnership's results of operations for the three months ended March 31, 2004 are not comparable to the results of operations for the three months ended March 31, 2003.

       Rental revenue for the three months ended March 31, 2004 was $204,733 and was comprised of revenue, including adjustments for straight line rent and amortization of above and below market leases, from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

       Property operating expenses for the three months ended March 31, 2004 were $71,830 and were comprised of operating expenses from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

       Property repairs and maintenance expense for the three months ended March 31, 2004 was $46,759 and was comprised of repairs and maintenance expense from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

       Real estate taxes for the three months ended March 31, 2004 were $29,492 and were comprised of real estate taxes from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

       Property and asset management fees for the three months ended March 31, 2004 were $14,688 and were comprised of property management and asset management fees from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

       General and administrative expenses for the three months ended March 31, 2004 were $49,256 and were comprised of general and administrative expenses from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through March 31, 2004 and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, and other administrative expenses. During the three months ended March 31, 2003, the Partnership did not own any real estate and there was a lack of corporate activity.

       Interest expense for the three months ended March 31, 2004 was $48,033 and was comprised of interest expense and amortization of deferred financing fees associated with the Partnership's debt obtained in connection with the acquisition of the Woodall Rodgers Property from the date of acquisition, February 11, 2004, through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate and there was no outstanding debt.

       Depreciation and amortization expense for the three months ended March 31, 2004 was $70,878 and was comprised of depreciation and amortization of the Woodall Rodgers Property from date of acquisition, February 11, 2004 through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

       Other income for the three months ended March 31, 2004 was $14,247 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unitholders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the three months ended March 31, 2003, the Partnership had lower cash balances on deposit with banks.

CASH FLOW ANALYSIS

       The Partnership commenced active operations when it made its first real estate acquisition on February 11, 2004 with the purchase of the Woodall Rodgers Property. As a result, the Partnership's cash flows for the three months ended March 31, 2004 are not comparable to the cash flows for the three months ended March 31, 2003.

       Cash flows from operating activities for the three months ended March 31, 2004 were $(39,775) and were primarily comprised of the net loss of $(111,956) and changes in working capital accounts of $(24,331) and depreciation and amortization of $96,512. There were no cash flows from operating activities for the three months ended March 31, 2003, due to the lack of real estate investments and corporate activity.

       Cash flows from investing activities for the three months ended March 31, 2004 were $(10,674,300) and were comprised of the Partnership's acquisition of the Woodall Rodgers Property and the purchase of property and equipment for the Woodall Rodgers Property subsequent to the acquisition. During the three months ended March 31, 2003, the Partnership did not own any real estate investments.

       Cash flows from financing activities for the three months ended March 31, 2004 were $9,888,159 and were comprised primarily of funds received from the issuance of limited partnership units and proceeds from the mortgage loan associated with the Woodall Rodgers Property. During the three months ended March 31, 2003, the Partnership had not accepted any subscriptions for limited partnership units.

LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on the Partnership's outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering. However, there may be a delay between the sale of the Partnership's units and its purchase of properties and mortgage loan investments, which could result in a delay in the benefits to its limited partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that limited partners invest in the Offering will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The General Partners will evaluate potential property acquisitions and mortgage loan investments and will engage in negotiations with sellers and borrowers on the Partnership's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

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

CONTRACTUAL OBLIGATIONS

       The following table summarizes the Partnership's contractual obligations as of March 31, 2004:

                                                               Payments due by period
                                           ----------------------------------------------------------
                                                 Less                                        More
                                                than 1          1-3           3-5           than 5
                              Total              year          years         years           years
Mortgage note payable     $   3,600,000     $  3,600,000    $        -    $        -    $           -
Operating lease              32,915,949          305,496       610,992       610,992       31,388,469

INFLATION

       The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of the Partnership's leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Partnership has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Partnership has no investments that would be affected by an increase or decrease in interest rates. The Partnership's only borrowing is a mortgage payable at a fixed rate of interest of 7.0%, maturing August 2004. Management believes that the carrying amount of this mortgage of $3,600,000 is similar to the fair value of the mortgage based upon interest rates for mortgages with similar terms and remaining maturities that management believes the Partnership could obtain.

ITEM 4. CONTROLS AND PROCEDURES

       Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors II have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of March 31, 2004, the Partnership had sold 1,246,291 of limited partnership units pursuant to the Offering for gross proceeds of $12,104,584.

         Through March 31, 2004, the Partnership incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                             Type of Expense                   Amount
                  ------------------------------------   ---------------

                  Other expenses to affiliates              $ 1,127,215
                  Other expenses to non-affiliates                7,387
                                                         ---------------

                  Total expenses                            $ 1,134,602
                                                         ===============

         The net offering proceeds to the Partnership, after deducting the total expenses paid and accrued described above, are $10,969,982.

         Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Partnership, which reallowed all or a portion of the commissions and fees to soliciting dealers.

         Through March 31, 2004, the Partnership had used $7,073,125 of such net offering proceeds to purchase the Woodall Rodgers Property, net of the mortgage payable. Of the amount used for the purchase of the Woodall Rodgers Property, $360,500 was paid to Behringer Advisors II, an affiliate of the Partnership, as acquisition and advisory fees and acquisition expense reimbursement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)     Exhibits

                Exhibit 31.1 - Certification of Principal Executive Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 31.2 - Certification of Principal Financial Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act
                              of 2002

                Exhibit 32.1 - Certificate of Chief Executive and Financial
                               Officers

         b)     Reports on Form 8-K

                The Partnership filed the following Current Reports on Form 8-K during the first quarter of 2004:

                1. On February 26, 2004, the Partnership filed a Current Report on Form 8-K reporting the acquisition of the Woodall Rodgers Property.

                2. On March 26, 2004, the Partnership filed a Current Report on Form 8-K reporting the distributions to its investors at an annual rate of 3%.

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


                                   Behringer Harvard Short-Term Opportunity Fund I LP.

                                    By: Behringer Harvard Advisors II LP
                                        Co-General Partner



Dated:  May 17, 2004                By:    /s/ Gary S. Bresky
                                        ----------------------------------------
                                           Gary S. Bresky
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