Form 10-Q
period 2004-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2004-08-16
CIK 1179351

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


                                    BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                                         FORM 10-Q
                                                QUARTER ENDED JUNE 30, 2004


                                                          PART I
                                                   FINANCIAL INFORMATION

                                                                                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003..............................3

         Consolidated  Statements  of  Operations  for the three and six months ended June 30, 2004 and
            June 30, 2003...................................................................................4

         Consolidated  Statements  of Cash  Flows for the six months  ended June 30,  2004 and June 30,
            2003............................................................................................5

         Notes to Consolidated Financial Statements.........................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................20

ITEM 4.  CONTROLS AND PROCEDURES...........................................................................21


                                                         PART II
                                                    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................................................22

ITEM 2.  CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES...................22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................................................22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................22

ITEM 5.  OTHER INFORMATION.................................................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................22

SIGNATURE..................................................................................................24




                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                             Consolidated Balance Sheets
                                                     (Unaudited)

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2004               2003
                                                                             ---------------    ---------------
ASSETS
      REAL ESTATE
          Land                                                                $    2,913,451      $           -
          Buildings, net                                                           6,207,964                  -
          Real estate intangibles, net                                             1,466,863                  -
                                                                             ---------------    ---------------
      TOTAL REAL ESTATE                                                           10,588,278                  -

          Cash and cash equivalents                                               12,197,722          4,572,566
          Restricted cash                                                          2,257,099              4,314
          Accounts receivable                                                         28,450                  -
          Prepaid expenses and other assets                                          565,323             31,590
          Deferred financing fees, net of accumulated
             amortization of $6,570                                                  229,965                  -
                                                                             ---------------    ---------------
TOTAL ASSETS                                                                  $   25,866,837     $    4,608,470
                                                                             ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
          Accounts payable                                                    $        8,788     $       11,062
          Payables to affiliates                                                       6,473             50,760
          Distributions payable                                                       47,775                  -
          Accrued liabilities                                                        402,926             59,825
          Subscriptions for limited partnership units                              2,257,096              4,000
          Mortgage note payable                                                    6,000,000                  -
                                                                             ---------------    ---------------
TOTAL LIABILITIES                                                                  8,723,058            125,647

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
          Limited partners - 11,000,000 units authorized; 2,024,140 units and 522,219 units issued and outstanding at June 30, 2004 and
          December 31, 2003, respectively                                         17,143,300          4,482,335
          General partners                                                               479                488
                                                                             ---------------    ---------------
TOTAL PARTNERS' CAPITAL                                                           17,143,779          4,482,823
                                                                             ---------------    ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $   25,866,837     $    4,608,470
                                                                             ===============    ===============

                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          3


                                      BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                             Consolidated Statements of Operations
                                                          (Unaudited)


                                                    THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                       ENDED              ENDED            ENDED             ENDED
                                                   JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                                  ---------------   ---------------   ---------------   ---------------
REVENUE
       Rental revenue                              $     379,327     $           -     $     584,060     $           -
                                                  ---------------   ---------------   ---------------   ---------------
TOTAL REVENUES                                           379,327                 -           584,060                 -

EXPENSES
       Property operating expenses                       105,998                 -           177,828                 -
       Property repairs and maintenance                    5,583                 -            11,083                 -
       Ground rent                                        76,374                 -           117,633                 -
       Real estate taxes                                  61,052                 -            90,544                 -
       Property and asset management fees                 31,071                 -            45,759                 -
       General and administrative                         77,090                 -           126,346                 -
       Interest expense                                  106,191                 -           154,224                 -
       Depreciation and amortization                     165,380                 -           236,258                 -
                                                  ---------------   ---------------   ---------------   ---------------
TOTAL EXPENSES                                           628,739                 -           959,675                 -

OTHER INCOME                                              24,749                 -            38,996                 -

                                                  ---------------   ---------------   ---------------   ---------------

NET LOSS                                           $    (224,663)    $           -     $    (336,619)    $           -
                                                  ===============   ===============   ===============   ===============

ALLOCATION OF NET LOSS:
Net loss allocated to general partners             $          (4)    $           -     $          (9)    $           -
                                                  ===============   ===============   ===============   ===============

Net loss allocated to limited partners             $    (224,659)    $           -     $    (336,610)    $           -
                                                  ===============   ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                       1,677,826                 -         1,376,478                 -
                                                  ===============   ===============   ===============   ===============

NET LOSS PER LIMITED PARTNERSHIP UNIT              $       (0.13)    $           -     $       (0.24)    $           -
                                                  ===============   ===============   ===============   ===============


                                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                               4


                                BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                      SIX MONTHS            SIX MONTHS
                                                                         ENDED                 ENDED
                                                                     JUNE 30, 2004         JUNE 30, 2003
                                                                  -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $        (336,619)    $               -
Adjustments to reconcile net loss to
   net cash flows provided by operating activities
Depreciation and amortization                                                336,529                     -
Change in accounts receivable                                                (28,450)                    -
Change in prepaid expenses and other assets                                    2,437                     -
Change in accounts payable                                                    (2,274)                    -
Change in accrued liabilities                                                152,840                     -
                                                                  -------------------   -------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                        124,463                     -
                                                                  -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate                                                  (10,714,625)                    -
Escrow deposits on properties to be acquired                                (500,000)                    -
                                                                  -------------------   -------------------
CASH USED IN INVESTING ACTIVITIES                                        (11,214,625)                    -
                                                                  -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage note                                                9,600,000                     -
Payment of mortgage note                                                  (3,600,000)                    -
Financing costs                                                             (286,056)                    -
Limited partners' contributions                                           14,581,786               284,105
Offering costs                                                            (1,448,243)                    -
Distributions                                                                (88,193)                    -
Change in limited partners' subscriptions                                  2,253,096                     -
Change in restricted cash                                                 (2,252,785)             (284,105)
Change in payables to affiliates                                             (44,287)                    -
                                                                  -------------------   -------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                     18,715,318                     -
                                                                  -------------------   -------------------

Net change in cash and cash equivalents                                    7,625,156                     -
Cash and cash equivalents at beginning of period                           4,572,566                   600
                                                                  -------------------   -------------------
Cash and cash equivalents at end of period                         $      12,197,722     $             600
                                                                  ===================   ===================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                      $          98,133     $               -
                                                                  ===================   ===================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued
   under distribution reinvestment plan                            $          98,820     $               -
Distributions payable in limited partnership units
   under distribution reinvestment plan                            $          26,914     $               -


                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                        5

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION

        Behringer Harvard Short-Term Opportunity Fund I LP (the "Partnership") is a limited partnership formed in Texas on July 30, 2002. The general partners of the Partnership are Behringer Harvard Advisors II LP ("Behringer Advisors II") and Robert M. Behringer (the "General Partners"). The Partnership was funded through capital contributions from its General Partners and initial limited partner on September 20, 2002 (date of inception) and is currently offering its limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the "Offering") and is described below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

        An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, specific business principles relating to the Partnership's business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. The Partnership's Partnership Agreement (the "Partnership Agreement") provides that it will continue in existence until the earlier of December 31, 2017 or termination of the Partnership by written consent of all the Partners.

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

        On September 16, 2003, the Partnership satisfied the minimum offering requirement of $1,500,000 established for its Offering and accepted subscriptions for 159,784 partnership units, from which gross proceeds of $1,590,884 were distributed to the Partnership. In addition, special escrow accounts were established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on October 16, 2003, and the Partnership accepted subscriptions from the New York residents on that date. The minimum offering requirement of $5,500,000 for Nebraska and Pennsylvania was satisfied on January 2, 2004, and the Partnership accepted subscriptions from residents of these two states on that date. All additional subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new investors at least monthly. At that time, subscription proceeds are released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        As of June 30, 2004, the Partnership had accepted subscriptions for 2,024,140 limited partnership units.

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

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Partnership as of June 30, 2004 and June 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the periods ended June 30, 2004 and 2003.

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

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany transactions, balances and profits have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

        The Partnership considers investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new limited partners at least monthly. Upon acceptance of limited partners, which occurs at least monthly, limited partnership units are issued and subscription proceeds are released to the Partnership from escrow.

     INVESTMENT IMPAIRMENT

        For real estate directly owned by the Partnership, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements, in-place tenant leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related lease intangibles would be charged to expense.

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

     DEFERRED OFFERING COSTS

        The General Partners fund all of the organization and offering costs on the Partnership's behalf and are reimbursed for such organization and offering costs up to 2.5% of the cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners, at an amount equal to the lesser of 2.5% of the cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

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

        Certain transactions of the Partnership may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these financial statements in accordance with generally accepted accounting principles. Accordingly, the net income or loss of the Partnership and the resulting balances in the Partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK

        At June 30, 2004, the Partnership had cash and cash equivalents and restricted cash on deposit in five financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk.

5.      REAL ESTATE

     ACQUISITION

        On February 11, 2004, the Partnership acquired a five-story office building in Dallas, Texas containing approximately 74,090 rentable square feet and a bank drive-thru, both located on approximately 1.7 acres of land subject to a ground lease that expires in 2097 (collectively, the "Woodall Rodgers Improved Property"). The Partnership also acquired approximately 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the "Woodall Rodgers Development Property," and together with the Woodall Rodgers Improved Property, the "Woodall Rodgers Property"). The purchase price of the Woodall Rodgers Property was $10,300,000 plus closing costs of approximately $527,216. In connection with the purchase, the Partnership also acquired assets of $36,170 and assumed liabilities of $190,261. The Partnership used an interim financing mortgage note of $3,600,000 (the "Woodall Rodgers Property Loan") with Benchmark Bank to pay a portion of the purchase price and paid the remaining purchase price from proceeds of the Offering. On May 20, 2004, the Partnership completed its refinancing of the Woodall Rodgers Property Loan when it entered into a loan agreement with First American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The Woodall Rodgers Property Mortgage Note has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum and is secured by the building, drive-thru motor bank, and development land at the Woodall Rodgers Property. The Woodall Rodgers Property is held by Behringer Harvard Woodall Rodgers LP, in which Behringer Harvard Woodall Rodgers GP, LLC, a wholly owned subsidiary of the Partnership, is the general partner, the Partnership is the Class A Limited Partner and PRG Realty Partners, Ltd, an unaffiliated third party, is the Class B Limited Partner. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                            Estimated
                  Description              Allocation      Useful Life
        ------------------------------   -------------------------------
        Land                              $   2,913,451             -
        Building                              6,312,480      25 years
        Real estate intangibles               1,642,785     4.8 years
        Prepaid expenses                         36,170             -
        Prepaid rent, taxes & deposits         (190,261)            -
                                         --------------
        Purchase of Hopkins property      $ 10,714,625
                                         ==============

The purchase price of the Woodall Rodgers Property was increased by $41,500 in the second quarter of 2004 to include professional fees incurred in conjunction with the acquisition.

     GROUND LEASE

        The ground lease assumed for the land on which the Woodall Rodgers Improved Property portion of the Woodall Rodgers Property is situated has an initial 99-year term that expires September 30, 2097. The monthly lease payment is $25,458 through June 30, 2004. Beginning July 1, 2004, the monthly lease payment was increased to $29,279. Rent escalations on June 30, 2012, and every eight years thereafter, are based on one of two alternative procedures. The first alternative is based on an appraisal of the market value of the lease premises and the second alternative is based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease. Under the terms of the lease, Behringer Harvard Woodall Rodgers LP is responsible for taxes, utilities and insurance for the leased property. The minimum payments required over the next five years and thereafter are as follows:

                               Period
                 ---------------------------------        Minimum
                      From             Through           Payments
                 ---------------------------------    --------------
                    7/1/2004          6/30/2005        $    351,348
                    7/1/2005          6/30/2006             351,348
                    7/1/2006          6/30/2007             351,348
                    7/1/2007          6/30/2008             351,348
                    7/1/2008          6/30/2009             351,348
                  Thereafter                             31,006,461
                                                       ------------
             Total Contractual Obligations             $ 32,763,201
                                                       ============

     PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the three and six months ended June 30, 2004 and 2003, on an unaudited pro forma basis, as if the acquisition of the Woodall Rodgers Property had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of January 1, of the respective year, nor are they indicative of results of operations which may occur in the future.

                                     Three months                         Six months
                                    ended June 30,                       ended June 30,
                           ---------------------------------   ---------------------------------
                                2004              2003              2004              2003
                           ---------------   ---------------   ---------------   ---------------
        Total revenues      $     379,327     $      357,389    $      788,793    $      714,778

        Total expenses           (628,739)          (513,564)       (1,241,355)       (1,027,128)

        Other income               24,749                  -            38,996                 -
                           ---------------   ---------------   ---------------   ---------------

        Net (loss)          $    (224,663)    $     (156,175)   $     (413,566)   $     (312,350)
                           ===============   ===============   ===============   ===============

6.      MORTGAGE PAYABLE

        In conjunction with the Partnership's acquisition of the Woodall Rodgers Property on February 11, 2004, the Partnership used an interim financing mortgage note of $3,600,000 with Benchmark Bank, (the "Woodall Rodgers Property Interim Note") to pay a portion of the purchase price of the property and paid the remaining purchase price from proceeds of the Offering. The Woodall Rodgers Property Interim Note had an interest rate of 7.0% per annum with a maturity date of August 9, 2004. On May 20, 2004, the Partnership completed its refinancing of the Woodall Rodgers Property Interim Note when it entered into a loan agreement with First American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The Woodall Rodgers Property Mortgage Note has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum and is secured by the building, drive-thru motor bank, and development land at the Woodall Rodgers Property.

        The Woodall Rodgers Property Mortgage Note has two facilities. Facility A has a maximum limit of $5,300,000, with $4,300,000 for refinancing the Woodall Rodgers Property Interim Note and $1,000,000 for tenant improvements. Facility A requires interest only payments through December 1, 2005 and principal and interest, based on a 25 year amortization period, from January 1, 2006 through the original maturity date of June 1, 2007. The Partnership has two one-year extensions available. Facility B has a maximum limit of $1,700,000 with proceeds used for the financing of the development land associated with the Woodall Rodgers Property. Facility B requires interest only payments through May 1, 2007 with principal payments of $170,000 on June 1, 2005 and June 1, 2006. All outstanding interest and principal is due at maturity, June 1, 2007. There are no extensions available to the Partnership for Facility B. On May 20, 2004, the Partnership borrowed $4,300,000 under Facility A and $1,700,000 from Facility B. The remaining $1,000,000 available for tenant improvements under Facility A may be drawn down through December 1, 2005. As of June 30, 2004, the outstanding balance on Facility A and Facility B was $4,300,000 and $1,700,000, respectively. Proceeds from the May 20, 2004 draws were used to pay off the Woodall Rodgers Property Interim Note and to pay costs associated with the Woodall Rodgers Property Mortgage Note with the balance on deposit with financial institutions to be used for future acquisitions.

7.      PARTNERS' CAPITAL

        The Partnership initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in the Partnership's limited partnership unit of $10 per unit. The Partnership has a distribution reinvestment plan ("DRIP") whereby unit holders may elect to receive additional limited partnership units in lieu of a cash distribution. The Partnership records all distributions when declared, except that the units issued through the DRIP are recorded when the units are actually issued. The following are the distributions and the DRIP units issued during the six months ended June 30, 2004.


                                           Distributions
    Declared         -----------------------------------------------------        DRIP
    in 2004               Total              Cash              DRIP              Units
-----------------    ---------------    ---------------    ---------------   ---------------
1st Quarter           $     109,005      $      51,705      $      57,300             5,730
2nd Quarter                 125,783             57,349             68,434             4,152
                     ---------------    ---------------    ---------------   ---------------
                      $     234,788      $     109,054      $     125,734             9,882
                     ===============    ===============    ===============   ===============

        In July 2004, the Partnership issued 2,691 limited partnership units valued at $26,914 to participants in the DRIP in lieu of cash distributions declared for June 2004.

8.      RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of the assets of the Partnership.

        Behringer Securities LP ("Behringer Securities"), the Partnership's affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the six months ended June 30, 2004, Behringer Securities' commissions and dealer manager fees totaled $733,213 and $352,382, respectively and were capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet.

        Behringer Advisors II, a general partner of and advisor to the Partnership, or Behringer Advisors II's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of June 30, 2004, $1,229,022 of organization and offering expenses had been incurred by Behringer Advisors II on behalf of the Partnership, of which $494,275 had been reimbursed by the Partnership and the balance of $734,747 will be reimbursed at a rate of 2.5% of future equity raised. Of the $494,275 of organization and offering costs reimbursed by the Partnership as of June 30, 2004, $490,792 had been capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $3,483 had been expensed as organizational costs. For the six months ended June 30, 2004, $364,570 of organization and offering expenses were reimbursed by the Partnership, of which $361,982 was capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $2,588 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities. Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by the Partnership for reimbursement of expenses related to making investments. During the six months ended June 30, 2004, Behringer Advisors II acquisition and advisory fees totaled $309,000 and $51,500 reimbursement for related expenses.

        For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership reimburses the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the six months ended June 30, 2004 the Partnership incurred $25,458 in property management fees payable to HPT Management.

        The Partnership pays Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of the Partnership's assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the six months ended June 30, 2004, the Partnership incurred $20,301 of asset management fees.

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

9.      SUBSEQUENT EVENTS

        On July 2, 2004, the Partnership acquired a seven-story office building containing approximately 133,799 rentable square feet, parking garage and nine-lane drive-thru bank facility, located on approximately 3.9 acres of land (the "Quorum Property"). The Quorum Property is located in Addison, Texas, a suburb of Dallas, Texas. The contract purchase price of the Quorum Property was $9,100,000 plus preliminary closing costs of approximately $538,469. The Partnership used an advance of $4,550,000 on a loan amount of up to $7,000,000 (the "Quorum Property Loan") with First American Bank, SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of the Partnership's public offering of its partnership units. Of the remaining $2,450,000 available under the Quorum Property Loan, $2,250,000 may be used solely to provide funds for tenant improvement expenses and leasing commissions associated with the Quorum Property and $200,000 may be used as a general contingency fund for capital expenditures. The Quorum Property is held by Behringer Harvard Quorum I LP, in which Behringer Harvard Quorum I GP, LLC, a wholly-owned subsidiary of the Partnership is the general partner and the Partnership is the limited partner.

        The Quorum Property Loan, which is unconditionally guaranteed by the Partnership, has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum. The Quorum Property Loan has a maturity date of June 30, 2007, with two one-year extensions possible. The Quorum Property Loan requires monthly interest payments beginning August 1, 2004. Principal and interest (in arrears) are due and payable in eleven monthly installments beginning August 1, 2006, calculated so as to fully amortize the balance of the Quorum Property Loan over the remaining term of the initial twenty-five (25) year amortization period. Then, the entire unpaid principal balance of the Quorum Property Loan, together with accrued unpaid interest thereon, shall be due and payable in one installment on July 1, 2007. The Partnership may at any time prepay in whole or in part the unpaid principal of the Quorum Property Loan without premium or penalty, and the interest shall immediately cease on any amounts so prepaid.

        On July 23, 2004, the Partnership acquired an approximate 85% interest in the ownership of a neighborhood shopping/service center containing approximately 98,764 rentable square feet, located on approximately 7.3 acres of land at the southeast corner of Skillman Street and Audelia Road in Dallas, Texas (the "Skillman Property"). The property is leased to a variety of retail and service oriented tenants, with retail concerns concentrated on the first floor. The contract purchase price of the Skillman Property was $13,650,000, exclusive of closing costs. The Partnership assumed the existing mortgage loan on the property with a current principal balance of $10,138,846 (the "Skillman Property Loan") with LaSalle Bank National Association, in its capacity as Trustee for the Registered Holders of LB-UBS Commercial Mortgage Trust 2001-C3, Commercial Mortgage Pass-Through Certificates, Series 2001-C3 (the "Skillman Property Lender") to pay a portion of the purchase price and paid the remaining amount from proceeds of the Partnership's public offering of its partnership units. The Skillman Property Loan has an interest rate of 7.34% per annum and matures on April 11, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and the notes thereto:

FORWARD-LOOKING STATEMENTS

        This section of the quarterly report contains forward-looking statements, including discussion and analysis of the Partnership's financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Partnership's limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Partnership's management based on their knowledge and understanding of the business and industry. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The Partnership's most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating its real estate related investments for impairment.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

RESULTS OF OPERATIONS

        The Partnership commenced active operations when it made its first real estate acquisition on February 11, 2004 with the purchase of a property in Dallas, Texas (the "Woodall Rodgers Property"). As a result, the Partnership's results of operations for the three and six month periods ended June 30, 2004 are not comparable to the results of operations for the three and six month periods ended June 30, 2003.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

        Rental revenue for the three months ended June 30, 2004 was $379,327 and was comprised of revenue, including adjustments for straight line rent and amortization of above and below market leases, from the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate.

With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in rental revenue.

        Property operating expenses for the three months ended June 30, 2004 were $105,998 and were comprised of operating expenses from the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in property operating expenses.

        Property repairs and maintenance expenses for the three months ended June 30, 2004 were $5,583 and were comprised of operating expenses from the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in property repairs and maintenance expenses.

        Ground rent expense for the three months ended June 30, 2004 was $76,374 and represents the operating lease on the developed land included in the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate.

        Real estate taxes for the three months ended June 30, 2004 were $61,052 and were comprised of real estate taxes from the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in real estate taxes.

        Property and asset management fees for the three months ended June 30, 2004 were $31,071 and were comprised of property and asset management fees from the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in property and asset management fees.

        General and administrative expenses for the three months ended June 30, 2004 were $77,090 and were comprised of general and administrative expenses from the Woodall Rodgers Property and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the three months ended June 30, 2003, the Partnership did not own any real estate and there was a lack of corporate activity. With the acquisition of the Quorum Property in July 2004, future anticipated acquisitions, and future growth in the number of limited partners, management believes there will be future increases in general and administrative expenses.

        Interest expense for the three months ended June 30, 2004 was $106,191 and was comprised of interest expense and amortization of deferred financing fees associated with the Partnership's interim financing and mortgage note obtained in connection with the acquisition of the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate and there was no outstanding debt. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant increases in interest expense.

        Depreciation and amortization expense for the three months ended June 30, 2004 was $165,380 and was comprised of depreciation and amortization of the Woodall Rodgers Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant increases in depreciation and amortization expense.

        Other income for the three months ended June 30, 2004 was $24,749 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the three months ended June 30, 2003, the Partnership had lower cash balances on deposit with banks.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

        Rental revenue for the six months ended June 30, 2004 was $584,060 and was comprised of revenue, including adjustments for straight line rent and amortization of above and below market leases, from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in rental revenue.

        Property operating expenses for the six months ended June 30, 2004 were $177,828 and were comprised of operating expenses from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in property operating expenses.

        Property repairs and maintenance expenses for the six months ended June 30, 2004 were $11,083 and were comprised of operating expenses from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in property repairs and maintenance expenses.

        Ground rent expense for the six months ended June 30, 2004 was $117,633 and represents the operating lease on the developed land included in the Woodall Rodgers Property. During the six months ended June 30, 2003, the Partnership did not own any real estate.

        Real estate taxes for the six months ended June 30, 2004 were $90,544 and were comprised of real estate taxes from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in real estate taxes.

        Property and asset management fees for the six months ended June 30, 2004 were $45,759 and were comprised of property and asset management fees from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant future increases in property and asset management fees.

        General and administrative expenses for the six months ended June 30, 2004 were $126,346 and were comprised of general and administrative expenses from the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004, and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the six months ended June 30, 2003, the Partnership did not own any real estate and there was a lack of corporate activity. With the acquisition of the Quorum Property in July 2004, future anticipated acquisitions, and future growth in the number of limited partners, management believes there will be future increases in general and administrative expenses.

        Interest expense for the six months ended June 30, 2004 was $154,224 and was comprised of interest expense and amortization of deferred financing fees associated with the Partnership's interim financing and mortgage note obtained in connection with the acquisition of the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the

Partnership did not own any real estate and there was no outstanding debt. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant increases in interest expense.

        Depreciation and amortization expense for the six months ended June 30, 2004 was $236,258 and was comprised of depreciation and amortization of the Woodall Rodgers Property from date of acquisition, February 11, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Quorum Property in July 2004 and future anticipated acquisitions, management believes there will be significant increases in depreciation and amortization expense.

        Other income for the six months ended June 30, 2004 was $38,996 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the six months ended June 30, 2003, the Partnership had lower cash balances on deposit with banks.

CASH FLOW ANALYSIS

        The Partnership commenced active operations when it made its first real estate acquisition on February 11, 2004 with the purchase of the Woodall Rodgers Property. As a result, the Partnership's cash flows for the six months ended June 30, 2004 are not comparable to the cash flows for the six months ended June 30, 2003.

        Cash flows from operating activities for the six months ended June 30, 2004 were $124,463 and were primarily comprised of the net loss of $(336,619) and changes in working capital accounts of $124,553 and depreciation and amortization of $336,529. There were no cash flows from operating activities for the six months ended June 30, 2003, due to the lack of real estate investments and corporate activity.

        Cash flows from investing activities for the six months ended June 30, 2004 were $(11,214,625) and were comprised of the Partnership's acquisition of the Woodall Rodgers Property and an earnest money deposit of $500,000 on the Quorum Property, which was acquired on July 2, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate investments.

        Cash flows from financing activities for the six months ended June 30, 2004 were $18,715,318 and were comprised primarily of funds received from the issuance of limited partnership units and proceeds from the interim financing and permanent mortgage loans associated with the Woodall Rodgers Property, partially offset by the repayment of the interim financing mortgage note. During the six months ended June, 2003, the Partnership had not accepted any subscriptions for limited partnership units.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on the Partnership's outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering. However, there may be a delay between the sale of the Partnership's units and its purchase of properties and mortgage loan investments, which could result in a delay in the benefits to its limited partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that limited partners invest in the Offering will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The General Partners will evaluate potential property acquisitions and mortgage loan investments and will engage in negotiations with sellers and borrowers on the Partnership's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

        The timing and amount of cash to be distributed to the Partnership's limited partners will be determined by the General Partners and will be dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.

        As of June 30, 2004, the Partnership made deposits in the amount of $500,000 for the purchase of the Quorum Property in a suburb of Dallas, Texas that closed on July 2, 2004. During July 2004, the Partnership acquired an approximate 85% interest in the ownership of the Skillman Property in Dallas, Texas. The total contract purchase price of the Skillman Property was $13,650,000, excluding closing costs. In July 2004, the Partnership also made deposits of $262,500 for two properties to be acquired which are located in the Dallas/Fort Worth metropolitan area.

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

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Partnership's contractual obligations as of June 30, 2004:

                                                       Payments due by period
                                       ---------------------------------------------------
                                         Less than       1-3         3-5       More than
                              Total        1 year       years       years       5 years
                        ------------------------------------------------------------------
Mortgage note payable
   Facility A              $ 4,300,000    $       -   $ 4,300,000  $      -   $         -
   Facility B                1,700,000      170,000     1,530,000         -             -
Operating lease             32,763,201      351,348       702,696   702,696    31,006,461


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below. The Partnership's only borrowing is a mortgage note payable at a variable rate of interest based on the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum. A hypothetical 10% increase or decrease in interest rates would not result in a material increase or decrease in interest expense. Management believes that the carrying amount of this mortgage note of $6,000,000 is similar to the fair value of the mortgage note based on its variable interest rate.

ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors II have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2. CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of June 30, 2004, the Partnership had sold 2,024,140 of limited partnership units pursuant to the Offering for gross proceeds of $19,868,808.

        Through June 30, 2004, the Partnership incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                             TYPE OF EXPENSE              AMOUNT
                 ---------------------------------   ---------------

                 Other expenses to affiliates         $   2,041,138
                 Other expenses to non-affiliates             7,387
                                                     ---------------

                 Total expenses                       $   2,048,525
                                                     ===============

        The net offering proceeds to the Partnership, after deducting the total expenses paid and accrued described above, are $17,820,283.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Partnership, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through June 30, 2004, the Partnership had used $7,114,625 of such net offering proceeds to purchase the Woodall Rodgers Property, net of the mortgage payable. Of the amount used for the purchase of the Woodall Rodgers Property, $360,500 was paid to Behringer Advisors II, an affiliate of the Partnership, as acquisition and advisory fees and acquisition expense reimbursement.

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

        a)      Exhibits

                Exhibit 31.1 - Certification of Principal Executive Officer
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002

                Exhibit 31.2 - Certification of Principal Financial Officer
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002

                Exhibit 32.1 - Certificate of Chief Executive and Financial
                        Officers

        b)      Reports on Form 8-K

                The Partnership filed the following Current Report on Form 8-K during the second quarter of 2004:

                1. On April 26, 2004, the Partnership filed Amendment No. 1 to the Current Report on Form 8-K reporting the acquisition of the Woodall Rodgers Property. This amendment contained the required financial statements relating to the acquisition by the Partnership of the Woodall Rodgers Property.

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


                                   Behringer Harvard Short-Term Opportunity Fund I LP.

                                   By:  Behringer Harvard Advisors II LP
                                        Co-General Partner



Dated:  August 16, 2004            By:  /s/ Gary S. Bresky
                                        ----------------------
                                        Gary S. Bresky
                                        Chief Financial Officer and Treasurer

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