Form 10-Q
period 2004-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2004-11-12
CIK 1179351

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


              15601 DALLAS PARKWAY, SUITE 600, ADDISON, TEXAS 75001
                    (Address of principal executive offices)
                                   (Zip Code)


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

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004


                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 2004
           and December 31, 2003...............................................3

        Consolidated Statements of Operations for the three
           and nine months ended September 30, 2004 and September 30, 2003.....4

        Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2004 and September 30, 2003..............5

        Notes to Consolidated Financial Statements.............................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............23

ITEM 4. CONTROLS AND PROCEDURES...............................................23

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................24

ITEM 5. OTHER INFORMATION.....................................................24

ITEM 6. EXHIBITS..............................................................26

SIGNATURE.....................................................................27


                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                             Consolidated Balance Sheets
                                                     (Unaudited)

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                   2004              2003
                                                                             ---------------    ---------------
ASSETS
      REAL ESTATE
          Land                                                                $    5,110,149      $           -
          Buildings, net                                                          12,890,999                  -
          Real estate intangibles, net                                             2,059,495                  -
                                                                             ---------------    ---------------
      TOTAL REAL ESTATE                                                           20,060,643                  -

          Cash and cash equivalents                                               12,213,978          4,572,566
          Restricted cash                                                          1,682,753              4,314
          Accounts receivable                                                         79,025                  -
          Prepaid expenses and other assets                                        1,402,487             31,590
          Investments in joint ventures                                            5,055,518                  -
          Deferred financing fees, net of accumulated
             amortization of $32,824                                                 261,816                  -
                                                                             ---------------    ---------------
TOTAL ASSETS                                                                  $   40,756,220      $   4,608,470
                                                                             ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
          Mortgage notes payable                                              $   10,550,000      $           -
          Accounts payable                                                             1,845             11,062
          Payables to affiliates                                                      29,589             50,760
          Distributions payable                                                       75,787                  -
          Accrued liabilities                                                        867,047             59,825
          Subscriptions for limited partnership units                              1,575,187              4,000
                                                                             ---------------    ---------------
TOTAL LIABILITIES                                                                 13,099,455            125,647

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
          Limited partners - 11,000,000 units authorized;
          3,294,040 units and 522,219 units issued
          and outstanding at September 30, 2004 and
          December 31, 2003, respectively                                         27,656,289          4,482,335
          General partners                                                               476                488
                                                                             ---------------    ---------------
TOTAL PARTNERS' CAPITAL                                                           27,656,765          4,482,823
                                                                             ---------------    ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $   40,756,220      $   4,608,470
                                                                             ===============    ===============


                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                       3


                                         BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                          THREE MONTHS          THREE MONTHS          NINE MONTHS           NINE MONTHS
                                             ENDED                 ENDED                 ENDED                 ENDED
                                        SEPTEMBER 30, 2004    SEPTEMBER 30, 2003    SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                       -------------------   -------------------   -------------------   -------------------
REVENUE
      Rental revenue                     $        748,566      $              -      $      1,332,626      $              -
                                       -------------------   -------------------   -------------------   -------------------
TOTAL REVENUES                                    748,566                     -             1,332,626                     -

EXPENSES
      Property operating expenses                 287,147                     -               476,058                     -
      Ground rent                                  87,837                     -               205,470                     -
      Real estate taxes                            77,088                     -               167,632                     -
      Property and asset management
         fees                                      59,314                     -               105,073                     -
      General and administrative                  177,263                31,654               303,609                31,654
      Interest expense                            157,546                     -               311,770                     -
      Depreciation and amortization               260,291                     -               496,549                     -
                                       -------------------   -------------------   -------------------   -------------------
TOTAL EXPENSES                                  1,106,486                31,654             2,066,161                31,654

OTHER INCOME                                       31,345                     -                70,341                     -
                                       -------------------   -------------------   -------------------   -------------------

NET LOSS BEFORE EQUITY IN EARNINGS OF
INVESTMENTS IN JOINT VENTURES            $       (326,575)     $        (31,654)     $       (663,194)     $        (31,654)

EQUITY IN LOSSES OF INVESTMENTS
IN JOINT VENTURES                                (151,993)                    -              (151,993)                    -
                                       -------------------   -------------------   -------------------   -------------------

NET LOSS                                 $       (478,568)     $        (31,654)     $       (815,187)     $        (31,654)
                                       ===================   ===================   ===================   ===================

ALLOCATION OF NET LOSS:
Net loss allocated to general partners   $             (4)     $              -      $            (13)     $              -
                                       ===================   ===================   ===================   ===================

Net loss allocated to limited partners   $       (478,564)     $        (31,654)     $       (815,174)     $        (31,654)
                                       ===================   ===================   ===================   ===================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                2,660,469                24,582             1,807,592                 8,224
                                       ===================   ===================   ===================   ===================

NET LOSS PER LIMITED PARTNERSHIP UNIT    $          (0.18)     $          (1.29)     $          (0.45)     $          (3.85)
                                       ===================   ===================   ===================   ===================


                                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  4


                          BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                 NINE MONTHS             NINE MONTHS
                                                                    ENDED                   ENDED
                                                              SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $        (815,187)     $         (31,654)
Adjustments to reconcile net loss to net cash
  flows provided by (used in) operating activities
Equity in losses of investments in joint ventures                        151,993                      -
Depreciation and amortization                                            651,434                      -
Change in accounts receivable                                            (79,025)                     -
Change in prepaid expenses and other assets                              (42,226)               (10,000)
Change in accounts payable                                                (9,217)                     -
Change in accrued liabilities                                            377,124                 19,634
                                                              ------------------     ------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          234,896                (22,020)
                                                              ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                             (20,025,190)                     -
Purchases of investments in joint ventures                            (5,207,511)                     -
Purchases of property and equipment, net                                (210,616)                     -
Escrow deposits on properties to be acquired                          (1,292,500)                     -
                                                              ------------------     ------------------
CASH USED IN INVESTING ACTIVITIES                                    (26,735,817)                     -
                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes                                          14,150,000                      -
Payment of mortgage note                                              (3,600,000)                     -
Financing costs                                                         (344,161)                     -
Limited partners' contributions                                       27,175,576              1,590,884
Offering costs                                                        (2,948,926)              (188,878)
Distributions                                                           (161,733)                     -
Change in limited partners' subscriptions                              1,571,187                630,587
Change in restricted cash                                             (1,678,439)              (630,587)
Change in payables to affiliates                                         (21,171)                16,465
                                                              ------------------     ------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 34,142,333              1,418,471
                                                              ------------------     ------------------

Net change in cash and cash equivalents                                7,641,412              1,396,451
Cash and cash equivalents at beginning of period                       4,572,566                    600
                                                              ------------------     ------------------
Cash and cash equivalents at end of period                     $      12,213,978      $       1,397,051
                                                              ==================     ==================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                  $         229,426      $               -
                                                              ==================     ==================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued
   under distribution reinvestment plan                        $         198,954      $               -
Distributions payable in limited partnership units
   under distribution reinvestment plan                        $          44,039      $               -



                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     5

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION

        Behringer Harvard Short-Term Opportunity Fund I LP (the "Partnership") is a limited partnership formed in Texas on July 30, 2002. The general partners of the Partnership are Behringer Harvard Advisors II LP ("Behringer Advisors II") and Robert M. Behringer (collectively the "General Partners"). The Partnership was funded through capital contributions from its General Partners and initial limited partner on September 20, 2002 (date of inception) and is currently offering its limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the "Offering") which is further described below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

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

        As of September 30, 2004, the Partnership had accepted subscriptions for 3,294,040 limited partnership units.

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

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Partnership as of September 30, 2004 and September 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the periods ended September 30, 2004 and 2003.

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets include prepaid insurance and deposits for the purchase of ownership interests in an office building located in Plano, Texas which closed on October 4, 2004 and in a hotel located in Dallas, Texas which closed on November 8, 2004.

     INVESTMENTS IN JOINT VENTURES

        As of September 30, 2004, the "Investments in joint ventures" on the Partnership's balance sheet consists of the Partnership's 85.71% ownership interest in a neighborhood shopping/service center (the "Skillman Property") and the Partnership's 50% ownership interest in a six story office building (the "Central Property"), both located in Dallas, Texas.

        The Partnership consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary of a variable interest entity ("VIE"), as defined in Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The Partnership also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Partnership does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.

        The Partnership determined that the Skillman and Central Properties are not VIEs. Accordingly, the Partnership accounts for these investments using the equity method of accounting.

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

        For real estate owned by the Partnership through an investment in a joint venture, tenant in common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements, in-place tenant leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

     OFFERING COSTS

        The General Partners fund all of the organization and offering costs on the Partnership's behalf and are reimbursed for such organization and offering costs up to 2.5% of the cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners, at an amount equal to the lesser of 2.5% of the cumulative capital raised or actual costs incurred by the General Partners or their affiliates less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

     CASH FLOW DISTRIBUTIONS

        Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

        (a) To the limited partners, on a per unit basis, until each of such limited partners has received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to ten percent (10.0%) per annum of their net capital contribution;
        (b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100.0%) of their capital contribution; and
        (c) Thereafter, eighty-five percent (85.0%) to the limited partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners.

        Other limitations of allocated or received distributions are defined within the Partnership Agreement.

     INCOME (LOSS) ALLOCATIONS

        Net income for each applicable accounting period is allocated to the Partners as follows:

        (a) To the Partners to the extent of and in proportion to allocations of net loss as noted below; and
        (b) Then, so as to cause the capital accounts of all Partners to permit liquidating distributions to be made in the same manner and priority as set forth in the Partnership Agreement with respect to net cash distributions.

        Net loss for each applicable accounting period is allocated to the Partners as follows:

        (a) To the Partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and

        (b) Then, eighty-five percent (85.0%) to the limited partners and fifteen percent (15.0%) to the General Partners.

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

        Certain transactions of the Partnership may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these financial statements in accordance with GAAP. Accordingly, the net income or loss of the Partnership and the resulting balances in the Partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK

        At September 30, 2004, the Partnership had cash and cash equivalents and restricted cash on deposit in four financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk.

5.      REAL ESTATE

     ACQUISITIONS

        On February 11, 2004, the Partnership acquired a five-story office building in Dallas, Texas containing approximately 74,090 rentable square feet and a bank drive-thru, both located on approximately 1.7 acres of land subject to a ground lease that expires in 2097 (collectively, the "Woodall Rodgers Improved Property"). The Partnership also acquired approximately 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the "Woodall Rodgers Development Property," and together with the Woodall Rodgers Improved Property, the "Woodall Rodgers Property"). The purchase price of the Woodall Rodgers Property was approximately $10,700,000. The Partnership used an interim financing mortgage note of $3,600,000 (the "Woodall Rodgers Property Loan") with Benchmark Bank to pay a portion of the purchase price and paid the remaining purchase price from proceeds of the Offering. On May 20, 2004, the Partnership completed its refinancing of the Woodall Rodgers Property Loan when it entered into a loan agreement with First American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                              Estimated
                Description                 Allocation       Useful Life
      ---------------------------------  --------------------------------
      Land                                $    2,913,451              -
      Building                                 6,312,480       25 years
      Real estate intangibles                  1,642,785      4.8 years
      Prepaid expenses                            36,170              -
      Prepaid rent, taxes & deposits            (190,261)             -
                                         ----------------
      Total                               $   10,714,625
                                         ================

The purchase price of the Woodall Rodgers Property was increased by $41,500 in the second quarter of 2004 to include professional fees incurred in conjunction with the acquisition.

        On July 2, 2004, the Partnership acquired a seven-story office building containing approximately 133,799 rentable square feet, parking garage and nine-lane drive-thru bank facility, located on approximately 3.9 acres of land (the "Quorum Property"). The Quorum Property is located in Addison, Texas, a suburb of Dallas, Texas. The purchase price of the Quorum Property was approximately $9,300,000. The Partnership used an advance of $4,550,000 on a loan amount of up to $7,000,000 (the "Quorum Property Loan") with First American Bank, SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of the Partnership's public offering of its partnership units. The purchase price has been allocated to the assets acquired and liabilities assumed as follows


               DESCRIPTION                        ALLOCATION       ESTIMATED USEFUL LIFE
--------------------------------------------    ----------------------------------------
Land                                             $ 2,196,698                 -
Building                                           6,660,281             25 years
Above/below market leases, net                       (75,370)            3.2 years
Tenant improvements, leasing commissions
   & legal fees                                      163,465             3.2 years
In-place leases                                      320,984             3.2 years
Tenant relationships                                 284,343             8.2 years
Other assets                                             230                 -
Other liabilities                                   (240,066)                -
                                                -------------
                                                 $ 9,310,565
                                                =============

     GROUND LEASE

        The ground lease assumed for the land on which the Woodall Rodgers Improved Property portion of the Woodall Rodgers Property is situated has an initial 99-year term that expires September 30, 2097. The monthly lease payment was $25,458 through June 30, 2004. Beginning July 1, 2004, the monthly lease payment was increased to $29,279. Rent escalations on June 30, 2012, and every eight years thereafter, are based on one of two alternative procedures. The first alternative is based on an appraisal of the market value of the lease premises and the second alternative is based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease. Under the terms of the lease, Behringer Harvard Woodall Rodgers LP is responsible for taxes, utilities and insurance for the leased property. The minimum payments required over the next five years and thereafter are as follows:

                      Period
          --------------------------------        Minimum
               From           Through             Payments
          --------------------------------    ----------------
            10/1/2004       9/30/2005           $    351,348
            10/1/2005       9/30/2006                351,348
            10/1/2006       9/30/2007                351,348
            10/1/2007       9/30/2008                351,348
            10/1/2008       9/30/2009                351,348
           Thereafter                             30,918,624
                                              ----------------
      Total Contractual Obligations             $ 32,675,364
                                              ================


     PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the three and nine months ended September 30, 2004 and 2003, on an unaudited pro forma basis, as if the acquisition of the Woodall Rodgers and Quorum Properties had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of January 1, of the respective year, nor are they indicative of results of operations which may occur in the future.


                                      Three months                                 Nine months
                                  ended September 30,                          ended September 30,
                        ----------------------------------------     --------------------------------------
                              2004                   2003                  2004                 2003
                        ------------------     -----------------     ------------------   -----------------
Total revenues                  $ 748,566             $ 732,136            $ 2,163,949         $ 2,196,409

Total expenses                 (1,106,486)             (997,017)            (3,295,430)         (2,991,052)

Other income                       31,345                   902                 44,653               2,706

Equity in losses of
   investments in
   joint ventures                (151,993)                    -               (151,993)                  -
                        ------------------     -----------------     ------------------   -----------------
Net loss                       $ (478,568)           $ (263,979)          $ (1,238,821)         $ (791,937)
                        ==================     =================     ==================   =================

6.      INVESTMENTS IN JOINT VENTURES

        The following is a summary of the Partnership's investments in joint ventures as of September 30, 2004:

                                                           Carrying
                                  Date                      Value of
        Property Name           Acquired    % Interest     Investment
      ----------------------- ------------ ------------ -----------------

      Skillman Property         7/23/2004    85.71%          $ 3,616,177
      Central Property          8/17/2004    50.00%            1,439,341
                                                        -----------------
          Total                                              $ 5,055,518
                                                        =================

The Partnership's investments in joint ventures as of September 30, 2004 consisted of its proportionate share of the following assets and liabilities:

                                                       Skillman          Central
                                                       Property         Property
                                                   ----------------  --------------
      Land                                          $    3,169,952    $      633,824
      Buildings, net                                     7,659,785         6,623,001
      Real estate intangibles, net                       3,274,338         1,023,521
      Cash and cash eqivalents                              42,516            52,370
      Restricted cash                                      507,376           177,270
      Accounts receivable and other assets                 110,651           180,704
                                                   ----------------  ----------------
      Total assets                                  $   14,764,618    $    8,690,690
                                                   ================  ================

      Total liabilities                             $   10,545,535    $    5,812,008

      Equity                                             4,219,083         2,878,682

                                                   ----------------  ----------------
      Total liabilities and equity                  $   14,764,618    $    8,690,690
                                                   ================  ================

        In the nine months ended September 30, 2004, the Partnership recorded $151,993 of equity in losses from its investments in joint ventures. The Partnership's equity in earnings from these joint venture investments is its proportionate share of the following earnings of the Skillman and Central Properties from the date of acquisition through the nine months ended September 30, 2004:

                                                        Skillman              Central
                                                        Property              Property
                                                    -----------------     -----------------
        Revenue                                      $       356,682       $       138,004

        Operating expenses:
        Operating expenses                                   100,849                58,099
        Property taxes                                        63,870                25,825
                                                    -----------------     -----------------
        Total operating expenses                             164,719                83,924

                                                    -----------------     -----------------
        Operating income                                     191,963                54,080
                                                    -----------------     -----------------

        Non-operating (income) expenses:
        Depreciation and amortization                        177,073                61,090
        (Interest income)/bank fees, net                     167,647                35,120
                                                    -----------------     -----------------
        Total non-operating (income) expenses                344,720                96,210

                                                    -----------------     -----------------
        Net loss                                     $      (152,757)      $       (42,130)
                                                    =================     =================

        Partnership's share of net loss              $      (130,928)      $       (21,065)
                                                    =================     =================

7.      MORTGAGES PAYABLE

        In connection with the Partnership's acquisition of the Woodall Rodgers Property on February 11, 2004, the Partnership used an interim financing mortgage note of $3,600,000 with Benchmark Bank, (the "Woodall Rodgers Property Interim Note") to pay a portion of the purchase price of the property and paid the remaining purchase price from proceeds of the Offering. The Woodall Rodgers Property Interim Note had an interest rate of 7.0% per annum with a maturity date of August 9, 2004. On May 20, 2004, the Partnership completed its refinancing of the Woodall Rodgers Property Interim Note when it entered into a loan agreement with First American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The Woodall Rodgers Property Mortgage Note has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum and is collateralized by the building, drive-thru motor bank, and development land at the Woodall Rodgers Property.

        The Woodall Rodgers Property Mortgage Note has two facilities. Facility A has a maximum limit of $5,300,000, with $4,300,000 for refinancing the Woodall Rodgers Property Interim Note and $1,000,000 for tenant improvements. Facility A requires interest only payments through December 1, 2005 and principal and interest, based on a 25 year amortization period, from January 1, 2006 through the original maturity date of June 1, 2007. The Partnership has two one-year extensions available. Facility B has a maximum limit of $1,700,000 with proceeds used for the financing of the development land associated with the Woodall Rodgers Property. Facility B requires interest only payments through May 1, 2007 with principal payments of $170,000 on June 1, 2005 and June 1, 2006. All outstanding interest and principal is due at maturity, June 1, 2007. There are no extensions available to the Partnership for Facility B. On May 20, 2004, the Partnership borrowed $4,300,000 under Facility A and $1,700,000 from Facility B. The remaining $1,000,000 available for tenant improvements under Facility A may be drawn down through December 1, 2005. As of September 30, 2004, the outstanding balances on Facility A and Facility B were $4,300,000 and $1,700,000, respectively. Proceeds from the May 20,

2004 draws were used to pay off the Woodall Rodgers Property Interim Note and to pay costs associated with the Woodall Rodgers Property Mortgage Note with the balance on deposit with financial institutions to be used for future acquisitions.

        In connection with the Partnership's acquisition of the Quorum Property on July 2, 2004, the Partnership used an advance of $4,550,000 on a loan amount of up to $7,000,000 with First American Bank, SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of the Partnership's public offering of its partnership units. Of the remaining $2,450,000 available under the Quorum Property Loan, $2,250,000 may be used solely to provide funds for tenant improvement expenses and leasing commissions associated with the Quorum Property and $200,000 may be used as a general contingency fund for capital expenditures. The Quorum Property is held by Behringer Harvard Quorum I LP, in which Behringer Harvard Quorum I GP, LLC, a wholly-owned subsidiary of the Partnership is the general partner and the Partnership is the limited partner.

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

8.      PARTNERS' CAPITAL

        The Partnership initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in the Partnership's limited partnership units of $10 per unit. The Partnership has a distribution reinvestment plan ("DRIP") whereby unit holders may elect to receive additional limited partnership units in lieu of a cash distribution. The Partnership records all distributions when declared, except that the units issued through the DRIP are recorded when the units are actually issued. The following are the distributions and declarations for the nine months ended September 30, 2004.

                                         Distributions
       Declared     ---------------------------------------------------------
       in 2004            Total               Cash               DRIP
     -------------  ------------------  ------------------ ------------------

     1st Quarter            $ 109,005            $ 51,705           $ 57,300
     2nd Quarter              125,783              57,349             68,434
     3rd Quarter              201,686              84,427            117,259
                    ------------------  ------------------ ------------------
                            $ 436,474           $ 193,481          $ 242,993
                    ==================  ================== ==================

        In October 2004, the Partnership issued 4,415 limited partnership units valued at $44,039 to participants in the DRIP in lieu of cash distributions declared for September 2004. Distributions payable at September 30, 2004 were $75,787.

9.      RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of the assets of the Partnership. The following is a summary of the related party fees and compensation incurred by the Partnership during the nine months ended September 30, 2004.

                                                                                                   Total capitalized
                                                                               Total capitalized   to real estate and
                                                                     Total         to offering       investmeents in      Total
                                                                   incurred          costs           properties and      expensed
                                                                 ------------------------------------------------------------------
Behringer Securities, commissions and dealer manager fees         $ 2,273,668       $ 2,273,668    $                -   $        -

Behringer Advisors II, reimbursement of organization and
   offering expenses                                                  679,415           674,591                     -        4,824

Behringer Advisors II, acquisition, advisory fees and expenses      1,223,886                 -             1,223,886            -

HPT Management LP,  property management and leasing fees               59,300                 -                     -       59,300

Behringer Advisors II, asset management fees                           45,773                 -                     -       45,773
                                                                 ------------- ----------------- --------------------- ------------
    Total                                                         $ 4,282,042       $ 2,948,259    $        1,223,886   $  109,897
                                                                 ============= ================= ===================== ============

        Behringer Securities LP ("Behringer Securities"), the Partnership's affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the nine months ended September 30, 2004, Behringer Securities' commissions and dealer manager fees totaled $1,605,439 and $668,229, respectively and were capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet.

        Behringer Advisors II, a general partner of and advisor to the Partnership, or Behringer Advisors II's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of September 30, 2004, $1,407,905 of organization and offering expenses had been incurred by Behringer Advisors II on behalf of the Partnership, of which $809,120 had been reimbursed by the Partnership and the balance of $598,785 will be reimbursed at a rate of 2.5% of future equity raised. Of the $809,120 of organization and offering costs reimbursed by the Partnership as of September 30, 2004, $803,401 had been capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $5,719 had been expensed as organizational costs. For the nine months ended September 30, 2004, $679,415 of organization and offering expenses were reimbursed by the Partnership, of which $674,591 was capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $4,824 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities.

        Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by the Partnership for reimbursement of expenses related to making investments. During the nine months ended September 30, 2004, Behringer Advisors II earned $1,049,045 of acquisition and advisory fees and was reimbused $174,841 for acquisition related expenses.

        For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership reimburses the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the nine months ended September 30, 2004 the Partnership incurred $59,300 in property management fees payable to HPT Management.

        The Partnership pays Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of the Partnership's assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the nine months ended September 30, 2004, the Partnership incurred $45,773 of asset management fees.

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

10.     SUBSEQUENT EVENTS

        On October 4, 2004, the Partnership acquired a 90% interest in the ownership of a two-story office building containing approximately 105,030 rentable square feet, located on approximately 12.3 acres of land in Plano, Texas, a suburb of Dallas, Texas (the "Coit Property") through its direct and indirect partnership interests in Behringer Harvard 1221 Coit LP (the "Coit Partnership"). The contract purchase price of the Coit Property was $10,700,000, exclusive of closing costs. The Partnership acquired its 90% interest in the Coit Partnership with $4,500,000 of equity from proceeds of the Partnership's public offering of its partnership units. The Coit Property is held by the Coit Partnership, in which Behringer Harvard 1221 Coit GP, LLC, a wholly owned subsidiary of the Partnership is the general partner. The Partnership and Realty America Group (1221 Coit Road), L.P., an unaffiliated third party, are the limited partners.

        The Coit Property was acquired by the Coit Partnership with proceeds under a loan agreement with Washington Mutual Bank, F.A. (the "Coit Lender") of $6,000,000 (the "Coit Loan") which Loan is further evidenced by a promissory note from the Coit Partnership to the Coit Lender in the amount of $6,000,000 (the "Coit Note"). The Coit Note provides the ability for the Coit Partnership to elect as the interest rate per annum under the Coit Note (i) a fixed rate for the initial disbursement, (ii) to convert prime rate advances to a fixed rate portion; or (iii) to convert a matured fixed rate portion into a new fixed rate portion. A fixed rate has been obtained at 3.34% through April 2005. The entire principal balance of the Coit Loan is due and payable in full on October 4, 2007. However, an option is available to the Coit Partnership to extend the maturity date for two successive periods of twelve months each, if certain conditions are met. The Coit Property is subject to a deed of trust to collateralize payment of the Coit Loan.

        On November 8, 2004, the Partnership acquired a 70% interest in the ownership of a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the "Mockingbird Commons Property"), through its direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (the "Mockingbird Commons Partnership"). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations and no operations are planned until the redevelopment process has been completed. The contract price for the Mockingbird Commons was $17,000,000, excluding closing costs.

        The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using borrowings of $13,000,000 (the "Mockingbird Commons Loan") under a loan agreement with Texans Commercial Capital, LLC (the "Mockingbird Commons Loan Agreement") to pay a portion of such purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for certain preliminary development costs, including engineering and asbestos abatement. The Mockingbird Commons Loan is further evidenced by a promissory note from the Partnership to Texans Commercial Capital, LLC in the amount of $17,000,000 with a fixed interest rate of 6% per annum. The Mockingbird Commons Loan Agreement has a two-year term and allows for prepayment of the principal balance, in whole or in part, with no prepayment penalty fee, with at least 5 business days written notice. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the Mockingbird Commons Loan. The Partnership has guaranteed the Mockingbird Commons Loan. Under the guarantee, the Partnership's obligation is limited to 70% of the unpaid balance. In addition, under the guarantee, obligations from the Mockingbird Commons Partnership to the Partnership are subordinated to the Mockingbird Commons Loan.

        The Mockingbird Commons Property is held by the Mockingbird Commons Partnership in which Behringer Harvard Mockingbird Commons GP, LLC, a wholly-owned subsidiary of the Partnership (the "Mockingbird Commons Subsidiary"), is the general partner. Behringer Harvard Mockingbird Commons Investors LP ("BH Investors") and Realty America Group (Mockingbird Commons), LP, ("Realty') an unaffiliated third party, are the limited partners. The purchase price for the transaction was determined through negotiations between the seller of the property, Maharishi Global Development Fund (the "Seller"), an unaffiliated third party, Realty and Behringer Harvard Advisors II LP, the Partnership's general partner. In evaluating the Mockingbird Commons Property as a potential acquisition and determining whether the amount of consideration to be paid was appropriate, a variety of factors were considered, including overall valuation of the future net income, expected capital expenditures, costs of physical plant maintenance, location, environmental issues, demographics, alternative uses of the property, and price per square foot.

        The Mockingbird Commons Partnership was formed on November 8, 2004. The initial contributions to the Partnership were $100 from the Mockingbird Commons Subsidiary, $10,247,463 from BH Investors and $4,391,813 from Realty. The General Partner of BH Investors, owning a 0.1% interest in BH Investors is Behringer Harvard Mockingbird Commons Investors GP, LLC, a wholly-owned subsidiary of the Partnership. The Partnership is the limited partner of BH Investors owning a 99.9% interest of BH Investors.

        The Partnership issued 1,013,029 units of limited partnership between October 1, 2004 and November 1, 2004. resulting in gross proceeds of $10,099,278 to the Partnership. Units of limited partnership outstanding as of November 1, 2004 totaled 4,307,069 units.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The Partnership's most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating its real estate related investments for impairment.

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

        For real estate owned by the Partnership through an investment in a joint venture, tenant in common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

RESULTS OF OPERATIONS

        The Partnership commenced active operations when it made its first real estate acquisition on February 11, 2004 with the purchase of a property in Dallas, Texas (the "Woodall Rodgers Property"). As a result, the Partnership's results of operations for the three and nine month periods ended September 30, 2004 are not comparable to the results of operations for the three and nine month periods ended September 30, 2003.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

        Rental revenue for the three months ended September 30, 2004 was $748,566 and was comprised of revenue, including adjustments for straight line rent and amortization of above and below market leases, from the Woodall Rodgers and Quorum Properties. During the three months ended September 30, 2003, the

Partnership did not own any real estate. Management believes there will be future increases in rental revenue as the Partnership continues to acquire additional real estate properties.

        Property operating expenses for the three months ended September 30, 2004 were $287,147 and were comprised of operating expenses from the Woodall Rodgers and Quorum Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property operating expenses as the Partnership continues to acquire additional real estate properties.

        Ground rent expense for the three months ended September 30, 2004 was $87,837 and represents the operating lease on the developed land included in the Woodall Rodgers Property. During the three months ended September 30, 2003, the Partnership did not own any real estate.

        Real estate taxes for the three months ended September 30, 2004 were $77,088 and were comprised of real estate taxes from the Woodall Rodgers and Quorum Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in real estate taxes as the Partnership continues to acquire additional real estate properties.

        Property and asset management fees for the three months ended September 30, 2004 were $59,314 and were comprised of property and asset management fees from the Woodall Rodgers and Quorum Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property and asset management as the Partnership continues to acquire additional real estate properties.

        General and administrative expenses for the three months ended September 30, 2004 were $177,263 and were comprised of general and administrative expenses from the Woodall Rodgers and Quorum Properties and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the three months ended September 30, 2003, the Partnership did not own any real estate and there was minimal corporate activity. Management believes there will be future increases in general and administrative expenses as the Partnership continues to acquire additional real estate properties and add limited partners.

        Interest expense for the three months ended September 30, 2004 was $157,546 and was comprised of interest expense and amortization of deferred financing fees associated with the Partnership's mortgage notes obtained in connection with the acquisitions of the Woodall Rodgers and Quorum Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate and there was no outstanding debt. Management believes there will be future increases in interest expense as the Partnership continues to acquire additional real estate properties.

        Depreciation and amortization expense for the three months ended September 30, 2004 was $260,291 and was comprised of depreciation and amortization of the Woodall Rodgers and Quorum Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in depreciation and amortization expense as the Partnership continues to acquire additional real estate properties.

        Other income for the three months ended September 30, 2004 was $31,345 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the three months ended September 30, 2003, the Partnership had lower cash balances on deposit with banks.

        Equity in losses of investments in joint ventures for the three months ended September 30, 2004 was $151,993 and was comprised of the Partnership's share of equity in the losses of the Skillman Property and the

Central Property. During the three months ended September 30, 2003, the Partnership did not have any investments in joint ventures.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

        Rental revenue for the nine months ended September 30, 2004 was $1,332,626 and was comprised of revenue, including adjustments for straight line rent and amortization of above and below market leases, from the Woodall Rodgers and Quorum Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in rental revenue as the Partnership continues to acquire additional real estate properties.

        Property operating expenses for the nine months ended September 30, 2004 were $476,058 and were comprised of operating expenses from the Woodall Rodgers and Quorum Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property operating expenses as the Partnership continues to acquire additional real estate properties.

        Ground rent expense for the nine months ended September 30, 2004 was $205,470 and represents the operating lease on the developed land included in the Woodall Rodgers Property. During the nine months ended September 30, 2003, the Partnership did not own any real estate.

        Real estate taxes for the nine months ended September 30, 2004 were $167,632 and were comprised of real estate taxes from the Woodall Rodgers and Quorum Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in real estate taxes as the Partnership continues to acquire additional real estate properties.

        Property and asset management fees for the nine months ended September 30, 2004 were $105,073 and were comprised of property and asset management fees from the Woodall Rodgers and Quorum Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property and asset management fees as the Partnership continues to acquire additional real estate properties.

        General and administrative expenses for the nine months ended September 30, 2004 were $303,609 and were comprised of general and administrative expenses from the Woodall Rodgers and Quorum Properties and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the nine months ended September 30, 2003, the Partnership did not own any real estate and there was minimal corporate activity. Management believes there will be future increases in general and administrative expenses as the Partnership continues to acquire additional real estate properties and add limited partners.

        Interest expense for the nine months ended September 30, 2004 was $311,770 and was comprised of interest expense and amortization of deferred financing fees associated with the Partnership's mortgage notes obtained in connection with the acquisitions of the Woodall Rodgers and Quorum Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate and there was no outstanding debt. Management believes there will be future increases in interest expense as the Partnership continues to acquire additional real estate properties.

        Depreciation and amortization expense for the nine months ended September 30, 2004 was $496,549 and was comprised of depreciation and amortization of the Woodall Rodgers and Quorum Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in rental revenue as the Partnership continues to acquire additional real estate properties.

        Other income for the nine months ended September 30, 2004 was $70,341 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the nine months ended September 30, 2003, the Partnership had lower cash balances on deposit with banks.

        Equity in losses of investments in joint ventures for the nine months ended September 30, 2004 was $151,993 and was comprised of the Partnership's share of equity in the losses of the Skillman Property and the Central Property. During the nine months ended September 30, 2003, the Partnership did not have any investments in joint ventures.

CASH FLOW ANALYSIS

        The Partnership commenced active operations when it made its first real estate acquisition on February 11, 2004 with the purchase of the Woodall Rodgers Property. As a result, the Partnership's cash flows for the nine months ended September 30, 2004 are not comparable to the cash flows for the nine months ended September 30, 2003.

        Cash flows from operating activities for the nine months ended September 30, 2004 were $234,896 and were primarily comprised of the net loss of $(815,187), changes in working capital accounts of $246,656 and depreciation and amortization of $651,434. Cash flows from operating activities for the nine months ended September 30, 2003, were substantially lower at $(22,020) due to the lack of real estate investments and corporate activity.

        Cash flows from investing activities for the nine months ended September 30, 2004 were $(26,735,817) and were primarily comprised of the Partnership's acquisition of the Woodall Rodgers and Quorum Properties for a combined total of $20,025,190 and the purchase of investments in joint ventures of $5,207,511 for the Skillman and Central Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate investments.

        Cash flows from financing activities for the nine months ended September 30, 2004 were $34,142,333 and were comprised primarily of funds received from the issuance of limited partnership units and proceeds from the mortgage loans associated with the Woodall Rodgers and Quorum Properties, partially offset by the repayment of the interim financing mortgage note associated with the Woodall Rodgers property. During the nine months ended September 30, 2003, the Partnership had not accepted any subscriptions for limited partnership units.

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

        The Partnership expects to meet its future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that the Partnership's properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and a portion is paid from sales of securities. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Partnership may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

        As of September 30, 2004, the Partnership had cash on deposit in the amount of $1,030,000 for the purchase of the Coit Property located in Plano, Texas, a suburb of Dallas that closed on October 4, 2004 and $262,500 for the purchase of the Mockingbird Commons Property located in Dallas, Texas that closed on November 8, 2004.

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Partnership's contractual obligations as of September 30, 2004:

                                                                  Payments due by period
                                             --------------------------------------------------------------
                                                  Less than        1-3            3-5          More than
                                     Total         1 year         years           years         5 years
                                 --------------------------------------------------------------------------
Mortgage notes payable
   Woodall Rogers Facility A      $ 4,300,000     $      -      $4,300,000     $        -     $         -
   Woodall Rogers Facility B        1,700,000      170,000       1,530,000              -               -
   Quorum                           4,550,000            -         374,238      4,175,762               -
Operating lease                    32,675,364      351,348         702,696        702,696      30,918,624

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below. The Partnership has no investments that would be materially affected by a 1% increase or decrease in interest expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." The Partnership does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors II have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        As of September 30, 2004, the Partnership had sold 3,294,040 of limited partnership units pursuant to the Offering for gross proceeds of $32,562,731.

        Through September 30, 2004, the Partnership incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                    TYPE OF EXPENSE               AMOUNT
        ----------------------------------  ----------------

        Other expenses to affiliates            $ 3,544,055
        Other expenses to non-affiliates              7,387
                                            ----------------

        Total expenses                          $ 3,551,442
                                            ================

        The net offering proceeds to the Partnership, after deducting the total expenses paid and accrued described above were $29,011,289.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Partnership, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through September 30, 2004, the Partnership had used $17,012,701 of such net offering proceeds to purchase the Woodall Rodgers and Quorum Properties, net of the mortgages payable, and the investments in joint ventures for the Skillman and Central Properties. Of the amount used for the purchase of these investments, $1,223,886 was paid to Behringer Advisors II, an affiliate of the Partnership, as acquisition and advisory fees and acquisition expense reimbursement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 5.    OTHER INFORMATION.

        On November 8, 2004, the Partnership acquired a 70% interest in the ownership of a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the "Mockingbird Commons Property"), through its direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (the "Mockingbird Commons Partnership"). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations and no operations are planned until the redevelopment process has been completed. The contract price for the Mockingbird Commons was $17,000,000, excluding closing costs.

        The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using borrowings of $13,000,000 (the "Mockingbird Commons Loan") under a loan agreement with Texans Commercial Capital, LLC (the "Mockingbird Commons Loan Agreement") to pay a portion of such purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. The Mockingbird Commons Loan is further evidenced by a promissory note from the Partnership to Texans Commercial Capital, LLC in the amount of $17,000,000 with a fixed interest rate of 6% per annum. The Mockingbird Commons Loan Agreement has a two-year term and allows for prepayment of the principal balance, in whole or in part; with no prepayment penalty fee, with at least 5 business days written notice. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the Mockingbird Commons Loan. The Partnership has guaranteed the Mockingbird Commons Loan. Under the guarantee, the Partnership's obligation is limited to 70% of the unpaid balance. In addition, under the guarantee, obligations from the Mockingbird Commons Partnership to the Partnership are subordinated to the Mockingbird Commons Loan.

        The Mockingbird Commons Property is held by the Mockingbird Commons Partnership in which Behringer Harvard Mockingbird Commons GP, LLC, a wholly-owned subsidiary of the Partnership (the "Mockingbird Commons Subsidiary"), is the general partner. Behringer Harvard Mockingbird Commons Investors LP ("BH Investors") and Realty America Group (Mockingbird Commons), LP, ("Realty') an unaffiliated third party, are the limited partners. The purchase price for the transaction was determined through negotiations between the seller of the property, Maharishi Global Development Fund (the "Seller"), an unaffiliated third party, Realty and Behringer Harvard Advisors II LP, the Partnership's general partner. In evaluating the Mockingbird Commons Property as a potential acquisition and determining whether the amount of consideration to be paid was appropriate, a variety of factors were considered, including overall valuation of the future net income, expected capital expenditures, costs of physical plant maintenance, location, environmental issues, demographics, alternative uses of the property, and price per square foot.

        The Mockingbird Commons Partnership was formed on November 8, 2004. The initial contributions to the Partnership were $100 from the Mockingbird Commons Subsidiary, $10,247,463 from BH Investors and $4,391,813 from Realty. The General Partner of BH Investors, owning a 0.1% interest in BH Investors is Behringer Harvard Mockingbird Commons Investors GP, LLC, a wholly-owned subsidiary of the Partnership. The Partnership is the limited partner of BH Investors owning a 99.9% interest in BH Investors.

        Distributions of cash from operations from the Mockingbird Commons Partnership are to be made on a monthly basis to the partners in their respective percentages (being 0.1% for the Mockingbird Commons Subsidiary, 69.9% for BH Investors, and 30% for Realty) until the partners capital accounts are reduced to zero. Thereafter, distributions of cash are to be made in the following percentages: 0.1% to the Mockingbird Commons Subsidiary, 49.9% to BH Investors, and 50% to Realty.

        On the date of acquisition of the Mockingbird Commons Property, Realty was paid a brokerage fee equal to 1% of the contract purchase price for the Mockingbird Commons Property.

        The Mockingbird Commons Partnership has agreed to enter into a Development Agreement with Realty America Development LP (the "Developer") to perform development services in respect of the Property, pursuant to which the Developer will receive a development fee from the Mockingbird Commons Partnership of up to 4% of the costs of developing the Property.

        HPT Management Services, LP (the "Property Manager"), an affiliate of the Partnership, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Mockingbird Commons Property. Among other things, the Property Manager has the authority to negotiate and enter into leases of the property on behalf of the Partnership, to incur costs and expenses, to pay property operating costs and expenses from property cash flow or reserves and to require that the Partnership provide sufficient funds for the payment of operating expenses.

        As compensation, the Property Manager receives a property management fee equal to 4.5% of the monthly gross revenues (as defined in the Amended and Restated Property Management and Leasing Agreement dated June 2, 2003). The Property Manager will subcontract certain of its on-site management services to an affiliate of Realty. The Mockingbird Commons Partnership also pays an asset management fee to Behringer Harvard Advisors II LP equal to 0.5% of the aggregate book value of the assets of the Mockingbird Commons Partnership. The asset management fee shall be up to 1% of the costs of developing the Property.

        The Mockingbird Commons Partnership shall pay to Realty America and Behringer Harvard Advisors II LP (or its designated Affiliate) a market rate sales commission upon the sale of the Property, payable if and when the closing of the sale of the Property occurs, with 80% of such fee being paid to Realty America and 20% of such fee being paid to Behringer Harvard Advisors II LP (or its designated Affiliate).

ITEM 6.    EXHIBITS.

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



                                      Behringer Harvard Short-Term Opportunity
                                      Fund I LP.

                                      By:  Behringer Harvard Advisors II LP
                                           Co-General Partner



Dated:  November 12, 2004             By:  /s/ Gary S. Bresky
                                           -------------------------------------
                                           Gary S. Bresky
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER       DESCRIPTION

10.1 Contract of Purchase and Sale by and between Maharishi Global Development Fund and Realty America Group, L.P. regarding the Mockingbird Commons Property

10.2 Agreement of Limited Partnership of Behringer Harvard Mockingbird Commons GP, LLC, Behringer Harvard Mockingbird Commons Investors LP and Realty America Group

10.3 Loan Agreement made between Texans Commercial Capital, LLC and Behringer Harvard Mockingbird Commons LP

10.4 Guaranty Agreement made by Behringer Harvard Short-Term Opportunity Fund I LP to Texans Commercial Capital, LLC

10.5 Deed of Trust, Security Agreement and Financing Statement by Behringer Harvard Mockingbird Commons LP, as grantor, to Gerald
                W. Gurney and/or John C. O'Shea as Trustee for the benefit of Texans Commercial Capital, LLC

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certificate of Chief Executive and Financial Officers

99.1 Press Release dated November 8, 2004 announcing the acquisition of the Mockingbird Commons