Form 10-K
period 2004-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2005-03-31
CIK 1179351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[MARK ONE]
    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

    |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 333-100125

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
             (Exact Name of Registrant as Specified in Its Charter)


                     TEXAS                                  71-0897614
(State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                        Identification No.)

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

The aggregate market value of limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was $20,241,400 and as of December 31, 2004 was $69,397,780, assuming a market value of $10 per unit of limited partnership interest.

While there is no established market for the Registrant's units of limited partnership interest, the Registrant sold units pursuant to a Form S-11 Registration Statement under the Securities Act of 1933, until the termination of the offering on February 19, 2005, at a price of $10 per unit.

As of March 16, 2005, the Registrant had 10,994,688 units of limited partnership interest outstanding.

================================================================================

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

                                                                            PAGE

ITEM 1.    BUSINESS............................................................4
ITEM 2.    PROPERTIES.........................................................13
ITEM 3.    LEGAL PROCEEDINGS..................................................14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................15
ITEM 6.    SELECTED FINANCIAL DATA............................................18
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................18
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........26
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................26
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................27
ITEM 9A.   CONTROLS AND PROCEDURES............................................27
ITEM 9B.   OTHER INFORMATION..................................................27


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................28
ITEM 11.   EXECUTIVE COMPENSATION.............................................31
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................32
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................34


                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................35

SIGNATURES....................................................................36

                           FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements, including discussion and analysis of Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the "Partnership," "we," "us," or "our") and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

        Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission as well as the following selected risks and uncertainties that could cause our actual results to differ from those presented in our forward-looking statements:

RISKS RELATED TO INVESTMENTS IN REAL ESTATE

        o Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
        o Lease terminations could reduce the amount of revenue we receive from tenants.
        o We may be unable to sell a property if or when we decide to do so.
        o We may be subject to uninsured losses relating to real property or excessively expensive premiums for insurance coverage.
        o Properties that we purchase may be subject to development and construction delays and resultant increased costs and risks.
        o Competition with third parties in acquiring properties and other investments may reduce our profitability.
        o A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
        o If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.
        o The costs of compliance with environmental laws and other governmental laws and regulations could be significant.
        o If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

RISKS ASSOCIATED WITH DEBT FINANCING

        o We will incur mortgage indebtedness and other borrowings, which will increase our business risks.
        o       We may be unable to secure mortgage debt at reasonable rates.
        o Lenders may require us to enter into restrictive covenants relating to our operations.
        o Increases in interest rates could increase the amount of our debt payments.

RISKS RELATED TO CONFLICTS OF INTEREST

        o Our general partners will face conflicts of interest relating to the purchase and leasing of properties.
        o Actions by a co-venturer, co-tenant or partner might have the result of subjecting a property to additional liabilities.
        o Our general partners and certain of our key personnel will face competing demands relating to their time.

OTHER OPERATIONAL RISKS

        o Adverse economic conditions would materially affect our returns and profitability.
        o We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.
        o If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
        o Gains and distributions upon resale of our properties are uncertain.
        o We could be characterized as a publicly traded partnership, which could have an adverse tax effect.
        o Unrelated business taxable income, or UBTI, may be generated with respect to tax-exempt investors.


                                     PART I

ITEM 1.      BUSINESS.

FORMATION

        We are a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP ("Behringer Advisors II") and Robert M. Behringer (collectively the "General Partners"). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 ("the Offering"). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, generally in markets with higher volatility, lower barriers to entry and high growth potential.

        Our partnership agreement (the "Partnership Agreement") provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership by written consent of all the Partners.

        On February 19, 2003, we commenced the Offering of up to 10,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 limited partnership units available pursuant to our distribution reinvestment plan.

        On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units to be issued under the distribution reinvestment plan to 50,000 units.

        As of December 31, 2004, we had accepted subscriptions for 6,939,778 limited partnership units. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

        We were in the development stage through February 10, 2004. On February 11, 2004, we commenced operations with our acquisition of a five-story office building in Dallas, Texas.

INVESTMENT OBJECTIVES AND CRITERIA

        Our objective is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction. Our investment objectives are:

        o to preserve, protect and return investor's capital contributions;
        o       to maximize cash distributions paid to investors;
        o to realize growth in the value of our properties upon the ultimate sale of such properties; and
        o within five years after termination of the Offering on February 19, 2005, either (i) to make an orderly disposition of the properties and distribute the cash to the investors or (ii) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard program.

        We cannot assure investors that we will attain these objectives or that our capital will not decrease. We may not change our investment objectives except with the approval of limited partners holding a majority of our units (without regard to units owned or controlled by our General Partners). In the event that the holders of a majority of our units approve a merger or consolidation with another partnership or corporation, in lieu of our liquidation, limited partners who dissent from any such merger or consolidation will be entitled to receive cash for their units based on the appraised value of our net assets.

        Our General Partners make all decisions relating to the purchase or sale of our properties.

ACQUISITION AND INVESTMENT POLICIES

        We primarily invest in quality commercial properties, such as office, retail, apartment, industrial and hotel properties that have been identified as being opportunistic investments with significant possibilities for near term capital appreciation. These properties will be identified as such because of their property specific characteristics or their market characteristics. For instance, properties that may benefit from unique repositioning opportunities or that are located in markets with higher volatility, lower barriers to entry and high growth potential (such as the southwestern United States), may present appropriate investments for us. We intend to hold our properties three to five years from the termination of the Offering on February 19, 2005, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of our properties. However, economic or market conditions may influence us to hold our investments for different periods of time. Our General Partners believe that a portfolio consisting of a preponderance of these types of properties enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

        We plan to be opportunistic in our acquisitions of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues. Many of the markets where we will acquire properties may have low barriers to entry. However, we are not limited to such investments. We may invest in commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities if our General Partners determine that it would be advantageous to do so. Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels. We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. We will not, however, be actively engaged in the business of operating hotels, motels or similar properties.

        We will continue to seek to invest in properties that will satisfy our objective of providing distributions of current cash flow to our limited partners. However, because a significant factor in the valuation of income-producing real properties is their potential for future appreciation in value, our General Partners anticipate that the majority of properties we acquire will have the potential for both capital appreciation and distributions of current cash flow to investors. To the extent feasible, we will invest in a diversified portfolio of properties in terms of geography, type of property and industry of our tenants that will satisfy our investment objectives of maximizing net cash from operations, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

        We will not invest more than the lesser of 25% of the gross offering proceeds available for investment or 10% of our aggregate asset value in non-income producing properties. If a property is expected to produce income within two years of its acquisition, we will not consider it a non-income producing property. In addition, we will not acquire any property in exchange for units.

        Our investment in real estate generally will continue to take the form of holding fee title or a long-term leasehold estate, either directly or indirectly through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of the General Partners or other persons. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and our income therefrom could be treated as portfolio income, rather than passive income.

        We intend to continue to invest in properties that complement our geographic diversification, although we expect to focus on markets with higher volatility, lower barriers to entry and high growth potential (such as the southwestern United States). Although we are not limited as to the geographic area where we may conduct our operations, we intend to continue to invest in properties located in the United States.

        An affiliate of our General Partners has developed and uses proprietary modeling tools that our General Partners believe will help them to identify favorable property acquisitions, enable them to forecast growth and make predictions at the time of the acquisition of a property as to optimal portfolio blend, disposition timing and sales price. Using these tools in concert with our overall strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, we expect to be better able to identify favorable acquisition targets, to increase current returns and the resultant current distributions to investors and to maintain higher relative portfolio property values, and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to our investors.

        In making investment decisions for us, our General Partners consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and its liquidity and income tax considerations. Our General Partners have substantial discretion with respect to the selection of our specific investments.

        We will continue to obtain independent appraisals for each property in which we invest. However, we will rely on our own independent analysis and not on such appraisals in determining whether to invest in a particular property. It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value. Copies of these appraisals will be available for review and duplication by investors at our office and will be retained for at least five years.

        Our obligation to purchase any property will generally be conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

        o       plans and specifications;
        o       environmental reports;
        o       surveys;
        o evidence of marketable title subject to such liens and encumbrances as are acceptable to our General Partners;
        o audited financial statements covering recent operations of properties having operating histories; and

        o       title and liability insurance policies.

        We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that, if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

        In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased.

        In purchasing, leasing and developing real properties, we will be subject to risks generally incident to the ownership of real estate, including:

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

        We and our performance are subject to the additional risks listed in the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission. Some of these risks are listed in the "Forward-Looking Statements" section of this Annual Report.

ACQUISITION OF PROPERTIES FROM BEHRINGER DEVELOPMENT

        We have, and may in the future acquire properties, directly or through joint ventures, with affiliated entities, including (i) Behringer Development Company LP ("Behringer Development"), an indirect wholly owned subsidiary of Behringer Harvard Holdings, LLC ("Behringer Holdings") and (ii) BHD, LLC, which is a wholly owned subsidiary of Behringer Holdings. Behringer Development was formed to (1) acquire existing income-producing commercial real estate properties, and (2) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard programs.

        We may purchase or acquire a property from Behringer Development or any of our affiliates only if:

        o Behringer Development temporarily enters into a contract relating to an investment property to be assigned to us or purchases an investment property in its own name and temporarily holds title to the property in order to facilitate our acquisition of the property, our borrowing money or obtaining financing to purchase the property, the completion of construction of the property or for any other purpose related to our business.
        o The purchase price that we pay to Behringer Development for the property will not exceed the cost to Behringer Development of the acquisition, construction and development of the project, including interest and other carrying costs to Behringer Development except for acquisition and advisory fees payable to our General Partners or their affiliates.
        o All profits and losses during the period any such property is held by Behringer Development will accrue to us, and no other benefit will accrue to Behringer Development or its affiliates from the sale of such property.
        o Behringer Development has not held title to the property for more than twelve months prior to the beginning of this offering.

Except as described above, we will not contract with Behringer Development or any of its affiliates to develop or construct our properties.

        Our General Partners will not cause us to enter into a contract to acquire property from Behringer Development if they do not reasonably anticipate that funds will be available to purchase the property at the time of closing. If we enter into a contract to acquire property from Behringer Development and, at the time for closing, are unable to purchase the property because we do not have sufficient net proceeds available for investment, we will not be required to close the purchase of the property and will be entitled to a refund of our earnest money deposit from Behringer Development. Because Behringer Development is an entity without substantial assets or operations, Behringer Development's obligation to refund our earnest money deposit will be guaranteed by HPT Management Services LP ("HPT Management"), our property manager, which will enter into contracts to provide property management and leasing services to various Behringer Harvard programs, including us, for substantial monthly fees. As of the time HPT Management may be required to perform under any guaranty, we cannot assure you that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. In such a case, we would be required to accept installment payments over time payable out of the revenues of HPT Management's operations. We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

JOINT VENTURE AND CO-TENANCY INVESTMENTS

        We have, and in the future are likely to, enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets. In this connection, we will likely enter into additional joint ventures with Behringer Harvard Mid-Term Value Enhancement Fund I LP or other Behringer Harvard programs. Our General Partners also have the authority to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies. In determining whether to invest in a particular joint venture, our General Partners will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments. For more information on these criteria, see "Business - Acquisition and Investment Policies" and "Business - Conflicts of Interest."

        We may enter into a partnership, joint venture or co-tenancy with unrelated parties if:

        o the management of such partnership, joint venture or co-tenancy is under our control in that we or one of our affiliates possess the power to direct or to cause the direction of the management and policies of any such partnership, joint venture or co-tenancy;
        o we, as a result of such joint ownership of a property, are not charged, directly or indirectly, more than once for the same services;
        o the joint ownership, partnership or co-tenancy agreement does not authorize or require us to do anything as a partner, joint venturer or co-tenant with respect to the property that we or our General Partners could not do directly under our partnership agreement; and
        o our General Partners and their affiliates are prohibited from receiving any compensation, fees or expenses that are not permitted to be paid under our partnership agreement.

        In the event that any such co-ownership arrangement contains a provision giving each party a right of first refusal to purchase the other party's interest, we may not have sufficient capital to finance the buy-out.

        We intend to enter into joint ventures with other Behringer Harvard programs for the acquisition of properties, but we may only do so provided that:

        o each such program has substantially identical investment objectives as ours with respect to the property held in the partnership or joint venture;
        o we, as a result of such joint ownership of a property, are not charged, directly or indirectly, more than once for the same services;

        o the compensation payable to our General Partners and their affiliates is substantially identical in each program;

        o we will have a right of first refusal to buy if such co-venturer elects to sell its interest in the property held by the joint venture; and \ o the investments by us and such other programs are on substantially the same terms and conditions.

        In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest. See "Business - Conflicts of Interest."

        We expect that from time to time our General Partners will be presented with an opportunity to purchase all or a portion of a mixed-use property. In such instances, it is possible that our General Partners would work in concert with other Behringer Harvard programs to apportion the assets within the property among us and the other Behringer Harvard programs in accordance with the investment objectives of the various programs. After such apportionment, the mixed-use property would be owned by two or more Behringer Harvard programs or joint ventures comprised of Behringer Harvard programs. The negotiation of how to divide the property among the various Behringer Harvard programs will not be arm's-length and conflicts of interest will arise in the process. It is possible that in connection with the purchase of a mixed-use property or in the course of negotiations with other Behringer Harvard programs to allocate portions of such mixed-use property, we may be required to purchase a property that our General Partners would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our General Partners consider desirable. Although independent appraisals of the assets comprising the mixed-use property will be conducted prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm's-length transaction with an unaffiliated third party.

BORROWING POLICIES

        We intend to use debt secured by real estate as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. By operating on a leveraged basis, management expects that we will have more funds available for investment in properties and other investments. This will enable us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although management expects the liability for the repayment of indebtedness to be limited to the value of the property securing the liability and the rents or profits derived therefrom, there can be no assurance that lender recourse will be limited to the property financed by that lender. Furthermore, the use of leverage increases the risk of default on the mortgage payments and a subsequent foreclosure of a particular property. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted.

        There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment. Our Partnership Agreement authorizes us to borrow funds to the extent permissible under applicable North American Securities Administrators Association ("NASAA") Guidelines. These borrowing limitations apply only after the termination of the Offering on February 19, 2005. Thus, during the Offering, we were able to borrow funds in any amount necessary to enable us to invest the proceeds of the Offering in properties. However, because we do not expect to have any loans insured, guaranteed or provided by the federal government or any state or local government or agency or instrumentality thereof, the total amount of indebtedness that may be incurred by us can not exceed at any time the sum of (i) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (ii) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing. We expect that at any time the total amount of indebtedness incurred will not exceed 75% of its aggregate asset value.

        When financing the purchase of properties, we may use "all-inclusive" or "wraparound" notes and deed of trust (referred to as an "all-inclusive note"). We will only utilize such all-inclusive notes if: (i) the sponsor (as defined pursuant to the NASAA Guidelines) under the all-inclusive note shall not receive interest on the amount of the underlying encumbrance included in the all-inclusive note in excess of that payable to the lender on that underlying encumbrance; (ii) the partnership shall receive credit on its obligation under the all-inclusive note for payments made directly on the underlying encumbrance; and (iii) a paying agent, ordinarily a bank, escrow company, or savings and loan, shall collect payments (other than any initial payment of prepaid interest or loan points not to be applied to the underlying encumbrance) on the all-inclusive note and make disbursements from such payments to the holder of the underlying encumbrance prior to making any disbursement to the holder of the all-inclusive note, subject to the requirements of subparagraph (i) above, or, in the alternative, all payments on the all-inclusive and underlying note shall be made directly by the partnership.

        We may borrow funds from our General Partners or their affiliates only if the following qualifications are met:

        o any such borrowing cannot constitute a "financing" as that term is defined under the NASAA Guidelines, I.E., indebtedness encumbering partnership properties or incurred by the partnership, the principal amount of which is scheduled to be paid over a period of not less than 48 months, and not more than 50% of the principal amount of which is scheduled to be paid during the first 24 months;
        o interest and other financing charges or fees must not exceed the amounts that would be charged by unrelated lending institutions on comparable financing for the same purpose in the same locality as our principal place of business; and
        o       no prepayment charge or penalty shall be required.

        While we will strive for diversification, the number of different properties that we can acquire will be affected by the amount of funds available to us. Our ability to increase our diversification through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

        We will refinance our properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in cash distributions from proceeds of the refinancing, and an increase in property ownership if refinancing proceeds are reinvested in real estate.

CONFLICTS OF INTEREST

        We are subject to various conflicts of interest arising out of our relationship with our General Partners and their affiliates, including conflicts related to the arrangements pursuant to which our General Partners and their affiliates will be compensated by us. All of our agreements and arrangements with our General Partners and their affiliates, including those relating to compensation, are not the result of arm's-length negotiations. Some of the conflicts of interest in our transactions with our General Partners and their affiliates are described below.

        Our General Partners are Robert M. Behringer and Behringer Advisors II. Robert M. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, HPT Management, our property manager, and Behringer Securities LP, ("Behringer Securities"), our dealer manager. Messrs. Behringer, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox are each the executive officers of Harvard Property Trust, LLC, the sole general partner of Behringer Advisors II and Behringer Securities, HPT Management and Behringer Securities. In addition, Mr. Robert S. Aisner is an executive officer of Harvard Property Trust, LLC and an executive officer and a director of Behringer Harvard REIT I, Inc., an affiliated entity.

        Our General Partners will be advised by our advisory board. Although the members of the advisory board are not permitted to serve as a general partner, officer or employee of ours, Behringer Advisors II, our affiliates or affiliates of Behringer Advisors II, members of our advisory board may purchase or own securities of, or have other business relations with, such parties. One of the members of the advisory board, Mr. Ralph G.

Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer. All of such programs have been liquidated. Another member of our advisory board, Mr. Patrick M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner, is expected to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters. Mr. Arnold also owns a nominal interest in Behringer Holdings. Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest. Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm's-length negotiations but through the exercise of our General Partners' judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies. For a description of some of the risks related to these conflicts of interest, see the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

     INTERESTS IN OTHER REAL ESTATE PROGRAMS

        Our General Partners and their affiliates are general partners of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Our General Partners and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships as well as those of ours, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

        In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our General Partners, for both us and one or more other Behringer Harvard programs, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It shall be the duty of our General Partners to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, our General Partners shall examine, among others, the following factors:

        o the anticipated cash flow of the property to be acquired and the cash requirements of each program;
        o the effect of the acquisition both on diversification of each program's investment by type of property and geographic area and on diversification of the tenants of such properties;
        o       the income tax effects of the purchase on each such entity;
        o       the size of the investment;
        o the amount of funds available to each program and the length of time such funds have been available for investment; and
        o in the case of Behringer Harvard REIT I, Inc. and Behringer Harvard Mid-Term Value Enhancement Fund I LP, the potential effect of leverage on such investment.

        Robert M. Behringer and his affiliates have sponsored other privately offered real estate programs with substantially similar investment objectives as ours, and which are still operating and may acquire additional properties in the future. Conflicts of interest may arise between these entities and us.

        Our General Partners or their affiliates may acquire, for their own account or for private placement, properties that they deem not suitable for purchase by us, whether because of the greater degree of risk, the complexity of structuring inherent in such transactions, financing considerations or for other reasons, including properties with potential for attractive investment returns.

     OTHER ACTIVITIES OF OUR GENERAL PARTNERS AND THEIR AFFILIATES

        We rely on our General Partners and their affiliates for the day-to-day operation of our business. As a result of their interests in other Behringer Harvard programs and the fact that they have also engaged and will continue to engage in other business activities, our General Partners and their affiliates will have conflicts of interest in allocating their time between us and other Behringer Harvard programs and other activities in which they are involved. In addition, our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners must devote to us. However, our General Partners believe that they and their affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer Harvard programs and other ventures in which they are involved.

        We will not purchase or lease any property in which the General Partners or any of their affiliates have an interest; provided, however, that our General Partners or any of their affiliates may temporarily enter into contracts relating to investment in properties to be assigned to us prior to closing or may purchase property in their own name and temporarily hold title for us, provided that such property is purchased by us at a price no greater than the cost of such property, including acquisition and carrying costs, to our General Partners or their affiliates. Further, our General Partners or such affiliates may not have held title to any such property on our behalf for more than twelve months prior to the commencement of this offering; our General Partners or their affiliates will not sell property to us if the cost of the property exceeds the funds reasonably anticipated to be available for us to purchase any such property; and all profits and losses during the period any such property is held by our General Partners or their affiliates will accrue to us. In no event may we:

        o sell or lease real property to our General Partners or any of their affiliates, except under limited circumstances permissible in the NASAA Guidelines;
        o acquire property from any other program in which our General Partners have an interest;
        o       make loans to our General Partners or any of their affiliates;
                or
        o enter into agreements with our General Partners or their affiliates for the provision of insurance covering us or any of our properties, except under the limited circumstances permissible in the NASAA Guidelines.

     COMPETITION IN ACQUIRING PROPERTIES

        Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located. In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers as well as under other circumstances. Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

     AFFILIATED PROPERTY MANAGER

        We anticipate that properties we acquire will be managed and leased by HPT Management, our affiliated property manager. Our agreement with HPT Management has a three-year term ending in February 2006, which we can terminate only in the event of gross negligence or willful misconduct on the part of HPT Management. We expect HPT Management to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

     GUIDELINES AND LIMITS IMPOSED BY OUR PARTNERSHIP AGREEMENT

        The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, and our General Partners believe the amounts to be paid thereunder to be reasonable and customary under the circumstances. In an effort to establish standards for minimizing and resolving these potential conflicts, our General Partners have agreed to the guidelines and limitations set forth in our partnership agreement. Among other things, these provisions:

        o set forth the specific conditions under which we may own or lease property jointly or in a partnership with an affiliate of the General Partners;
        o prohibit us from purchasing or leasing an investment property from our General Partners or their affiliates except under certain limited circumstances;
        o prohibit loans by us to our General Partners or their affiliates;
        o prohibit the commingling of partnership funds (except in the case of making capital contributions to joint ventures and to the limited extent permissible under the NASAA Guidelines); and
        o with certain exceptions, prohibit our General Partners from merging or consolidating us with another partnership or a corporation or converting us to a corporation unless the transaction complies with certain terms and conditions including first obtaining a majority vote of our limited partners.

        In addition, as described below, our General Partners have a fiduciary obligation to act in the best interests of both our limited partners and the investors in other Behringer Harvard programs and will use their best efforts to assure that we will be treated at least as favorably as any other Behringer Harvard program.

COMPETITION

        We may experience competition for tenants from owners and managers of similar projects, which may include our affiliates. We will experience competition in the acquisition of real estate from similar companies with access to greater resources than those available to us. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

EMPLOYEES

        We have no direct employees. The employees of Behringer Advisors II and other affiliates of us perform a full range of real estate services for us, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations.

        We are dependent on our affiliates for services that are essential to us, including the sale of our limited partnership units, asset acquisition decisions, property management and other general and administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

AVAILABLE INFORMATION

        We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). Copies of our filings with the SEC may be obtained from our web site at HTTP://WWW.BHFUNDS.COM or at the SEC's web site, at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

ITEM 2.      PROPERTIES.

        As of December 31, 2004 we owned the following properties:

                                                   Approx. Rentable
        Property Name                 Location      Square Footage            Description
        ---------------------------------------------------------------------------------------
        Woodall Rogers Property     Dallas, Texas         74,090        5-story office building
        Quorum Property             Dallas, Texas        133,799        7-story office building

        As of December 31, 2004, we, through separate limited partnerships or joint venture agreements, have acquired interests in the following properties:

                                                          Approx. Rentable                                  Ownership
        Property Name                      Location        Square Footage            Description            Interest
        -----------------------------------------------------------------------------------------------------------------
        Skillman Property                Dallas, Texas           98,764        shopping/service center       85.71%
        Central Property                 Dallas, Texas           87,292        6-story office building       50.00%
        Coit Property                    Dallas, Texas          105,030        2-story office building       90.00%
        Mockingbird Commons Property     Dallas, Texas          475,000        redevelopment property        70.00%

ITEM 3.      LEGAL PROCEEDINGS.

        None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

        There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner. It also makes it necessary for us to estimate the value of our limited partnership units. As of March 31, 2005, we estimate the per unit value of our limited partnership units to be $10. We base this valuation on the fact that, as of December 31, 2004, we were selling our limited partnership units to the public at a price of $10 per unit.

        For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10 and no valuation or appraisal of our units will be performed. Thereafter, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act ("ERISA"). Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift, or otherwise) valuation purpose as an indicator of the fair value of the units.

UNIT REDEMPTION PROGRAM

        The Partnership Agreement includes a unit redemption program. Limited partners who have held their units for a least one year may receive the benefit of limited liquidity by presenting for redemption all or a portion of their units to us at any time in accordance with the procedures described below. At that time, we may, subject to the conditions and limitations below, redeem the units presented for redemption for cash to the extent that sufficient funds from operations are available to fund such redemption. The purchase price for the redeemed units for the period beginning after a limited partner has held the units for a period of one year and ending after the first three full fiscal years following termination of the Offering, which occurred on February 19, 2005, will generally be the lesser of (1) $9 per unit; provided, however, that if we have sold property and have made one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the per unit redemption price will be 90% of the difference between the offering price of units in our most recent offering and the amount of net sale proceeds per unit distributed to investors prior to the redemption date as a result of the sale of such property; or (2) the price the limited partner actually paid for the units. Thereafter, the purchase price will be the lesser of (1) 90% of the fair value per unit, or (2) the price the limited partner actually paid for the units. The fair value utilized for purposes of establishing the purchase price per unit will be the estimated value of units determined annually for ERISA purposes. The fair value will be based on annual appraisals of our properties performed by the General Partners and not by an independent appraiser. The General Partners will, however, obtain annually an opinion of an independent third party that their estimate of the fair value of each unit for such year is reasonable and was prepared in accordance with appropriate methods for valuing real estate. The General Partners reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the unit redemption program. In addition, for redemptions of units upon the death of a limited partner or upon the permanent disability of a limited partner or such limited partner's need for long-term care, the purchase price for units until after the first three full fiscal years following termination of the Offering will be equal to the price the limited partner actually paid for the units; provided, however, that if we have sold property and have made one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the per unit redemption price will be 90% of the difference between the offering price of units in our most recent offering and the amount of net sale proceeds per unit distributed to investors prior to the redemption date as a result of the sale of such property. Thereafter, the purchase price will be the fair value of the units as determined by estimated unit valuations. Under the terms of the plan, during any calendar year we will not redeem in excess of 5% of the weighted average number of units outstanding during the prior calendar year. In addition, the General Partners will determine whether we have sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment and automatic purchase plan.

        We will cancel the units we purchase under the unit redemption program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our partnership agreement. As of December 31, 2004, we had not repurchased any units under the unit redemption program.

HOLDERS

        As of March 16, 2005, we had 10,994,688 limited partnership units outstanding that were held by a total of approximately 4,257 limited partners.

DISTRIBUTIONS

        The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. However, the Partnership Agreement generally requires cash distributions at least as often as quarterly. It is our intention to declare and pay distributions on a monthly basis. In March 2004, we initiated the declaration of monthly distributions in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per share. The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results. The following table shows the distributions declared in the year ended December 31, 2004.

                                                                        Distributions
                                             ----------------------------------------------------------------
                     2004                           Total                   Cash                 DRIP
        --------------------------------     ---------------------    ------------------   ------------------
        First Quarter                         $           109,005      $         51,705     $         57,300
        Second Quarter                                    125,783                57,349               68,434
        Third Quarter                                     201,686                84,427              117,259
        Fourth Quarter                                    372,919               145,014              227,905
                                             ---------------------    ------------------   ------------------
                                              $           809,393      $        338,495     $        470,898
                                             =====================    ==================   ==================

        There were no distributions declared or paid during the year ended December 31, 2003.

        There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations. Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

RECENT SALES OF UNREGISTERED SECURITIES

        We issued ten units of our limited partnership interest to our initial limited partner at a price of $10 per unit in conjunction with our organization in 2002. These units were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

        As of December 31, 2004, we had sold the following securities pursuant to the Offering for the following aggregate offering prices:

        o 6,903,787 limited partnership units on a best efforts basis for $68,534,917; and

        o 35,991 limited partnership units pursuant to our distribution reinvestment plan for $371,216.

        The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of December 31, 2004 were 6,939,778 limited partnership units for $68,906,133. The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.

        From the commencement of the Offering through December 31, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                           TYPE OF EXPENSE                   AMOUNT
                ----------------------------------    --------------------
                Other expenses to affiliates*          $        7,818,192
                Other expenses to non-affiliates                    7,387
                                                      --------------------

                Total expenses                         $        7,825,579
                                                      ====================

-----------------

*Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        The net offering proceeds to us, after deducting the total expenses incurred and described above, were $61,080,554.

        From the commencement of the Offering through December 31, 2004, we had used $25,043,437 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable. Of the amount used for the purchase of these investments, $1,977,436 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

ITEM 6.      SELECTED FINANCIAL DATA.

        We were organized on September 20, 2002, and did not commence operations until February 2004, when we made our first real estate investment. Accordingly, the following selected financial data for the year ended December 31, 2004 is not comparable to the year ended December 31, 2003 or the period from inception (September 20, 2002) through December 31, 2002. The following data should be read in conjunction with our financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected data below has been derived from our financial statements.

                                                                                                        From inception
                                                                                                      (September 20, 2002)
                                                        Year ended               Year ended                 through
                                                      December 31, 2004        December 31, 2003       December 31, 2002
                                                   ----------------------   ----------------------   ----------------------
        Total assets                                $         99,278,275     $          4,608,470     $                600
                                                   ======================   ======================   ======================

        Long-term debt obligations                  $         31,235,080     $                  -     $                  -
        Other liabilities                                      7,488,163                  125,647                        -
        Minority interest                                      1,695,362                        -                        -
        Partners' capital                                     58,859,670                4,482,823                      600
                                                   ----------------------   ----------------------   ----------------------
        Total liabilities and partners' capital     $         99,278,275     $          4,608,470     $                600
                                                   ======================   ======================   ======================

        Revenues                                    $          2,616,051     $                  -     $                  -
        Expenses                                              (3,660,292)                (112,789)                       -
        Interest income                                          149,996                    3,608                        -
        Equity in losses of investments
            in joint ventures                                   (414,052)                       -                        -
        Minority interest                                         (6,789)                       -                        -
                                                   ----------------------   ----------------------   ----------------------
        Net loss                                    $         (1,315,086)    $           (109,181)    $                  -
                                                   ======================   ======================   ======================


        Net loss per limited partnership unit       $              (0.51)    $              (1.18)    $                  -
                                                   ======================   ======================   ======================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     REAL ESTATE

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by us as intangible assets and liabilities and are amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate values for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

     INVESTMENT IMPAIRMENTS

        For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate owned by us through an investment in limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the years ended December 31, 2004 and 2003.

OVERVIEW

        We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties, and lease such property to one or more tenants. We plan to be opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. We purchased our first property on February 11, 2004 in Dallas, Texas. As of December 31, 2004 we owned two properties through direct ownership and four properties through investments in partnerships and joint ventures. Two investments in partnerships and joint ventures are consolidated and two are accounted for under the equity method. All of our properties are located in or near Dallas, Texas and combined contain approximately 973,975 rentable square footage.

RESULTS OF OPERATIONS

        Although we received and accepted subscriptions for a minimum of $1,500,000 pursuant to the Offering on September 16, 2003, we made no real estate acquisitions in 2003. We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At December 31, 2004 we owned two properties through direct ownership and four properties through investments in partnerships and joint ventures. Two investments in partnerships and joint ventures are consolidated and two are accounted for under the equity method. As a result, our results of operations for the year ended December 31, 2004 are not comparable to results for the year ended December 31, 2003.

FISCAL YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2003

        REVENUE. Rental revenue for the year ended December 31, 2004 was $2,616,051 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from the Woodall Rodgers, Quorum and Coit Properties that we acquired during 2004. During the year ended December 31, 2003, we did not have any rental revenue. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

        PROPERTY OPERATING EXPENSE. Property operating expenses for the year ended December 31, 2004 were $868,665 and were comprised mainly of expenses related to the daily operations of the Woodall Rodgers, Quorum and Coit Properties. There were no property operating expenses for the year ended December 31, 2003, as we had not yet acquired properties. Management expects there will be significant increases in property operating expenses in the future as we continue to invest in additional real estate properties.

        GROUND RENT EXPENSE. Ground rent expense for the year ended December 31, 2004 was $293,307. There was no ground rent expense for the year ended December 31, 2003, as we acquired the Woodall Rodgers Property on February 11, 2004. The ground rent expense for 2004 represents the operating lease on the developed land included in the Woodall Rodgers Property. The ground lease for the developed land is scheduled to continue until September 2097.

        REAL ESTATE TAXES. Real estate taxes for the year ended December 31, 2004 were $452,836 and were comprised of real estate taxes associated with the acquisition of the Woodall Rodgers, Quorum, and Coit Properties. There was no real estate tax expense for the year ended December 31, 2003, as we had not yet acquired properties. Management expects significant increases in property operating expenses in the future as we continue to invest in additional real estate properties.

        PROPERTY AND ASSET MANAGEMENT FEES. Property and asset management fees for the year ended December 31, 2004 were $188,524 and were comprised of property management and asset management fees associated with the Woodall Rodgers, Quorum and Coit Properties. There were no property management and asset management fees for the year ended December 31, 2003, as we had not yet acquired properties. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

        G&A EXPENSES. General and administrative expenses for the year ended December 31, 2004 were $400,231 and was comprised of auditing fees, transfer agent fees, tax preparation fees, directors' and officers' insurance premiums, legal fees and other administrative expenses. For the year ended December 31, 2003, general and administrative expense was $112,789 and consisted of a full year of corporate overhead and administrative start-up expenses. The increase in general and administrative expenses year over year is primarily due to increases in auditing expense of $126,792, transfer agent fees of $60,213, directors' and officers' insurance of $32,178 and legal fees of $38,325. The increase in auditing expense is due to additional professional services performed in connection with the audit of our annual financial statements and the review of financial statements included on our Form 10-Q. The increase in transfer agent fees is due to the increase in the number of limited partnership units issued during the year ended December 31, 2004. The increase in directors' and officers' insurance and legal fees is due to the increase in the number of property acquisitions during the year ended December 31, 2004. Management expects general and administrative expenses to increase as we continue to purchase more properties in the future.

        INTEREST EXPENSE. Interest expense for the year ended December 31, 2004 was $519,848 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of the Woodall Rodgers, Quorum and Coit Properties. There was no interest expense for the year ended December 31, 2003. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the year ended December 31, 2004 was $936,881 and includes the amortization of real estate intangibles associated with the Woodall Rodgers, Quorum and Coit Properties. During the year ended December 31, 2003, we did not own any real estate. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

        INTEREST INCOME. Interest income for the year ended December 31, 2004 was $149,996 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. For the year ended December 31, 2003, we earned interest income of $3,608. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

        EQUITY IN LOSSES. Equity in losses of investments in joint ventures for the year ended December 31, 2004 was $414,052 and was comprised of our share of equity in the losses of the Skillman Property and the Central Property. During the year ended December 31, 2003, we did not own any interests in joint ventures.

FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE PERIOD OF SEPTEMBER 20, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

        As of December 31, 2003, we were in the development stage and had not yet commenced operations. We commenced operations on February 11, 2004 with the purchase of the Woodall Rodgers Building, a five-story office building in Dallas, Texas. See "Properties."

        Results of operations for the year ended December 31, 2003 consisted primarily of the following:

        G&A EXPENSES. General and administrative expenses of $112,789 include a full year of corporate overhead and administrative start-up expenses.

        INTEREST INCOME. Interest income of $3,608 includes a full year of interest income on funds held by us.

        There were no revenues or expenses for the period from September 20, 2002 (date of inception) through December 31, 2002.

CASH FLOW ANALYSIS

        Although we received and accepted subscriptions for a minimum of $1,500,000 pursuant to the Offering on September 16, 2003, there were no real estate acquisitions in 2003. We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. As a result, our cash flows for the year ended December 31, 2004 are not comparable to results for the year ended December 31, 2003.

        Cash provided by operating activities for the year ended December 31, 2004 was $697,530 and was comprised primarily of the net loss of $1,315,086, offset primarily by depreciation and amortization expense of $1,199,180, equity in losses of investments in joint ventures of $414,052 and a change in working capital accounts of $392,595. During the year ended December 31, 2003, cash used in operating activities was $69,884 and consisted primarily of the net loss from operations of $109,181, partially offset by changes in current assets and liabilities of $39,297.

        Cash used in investing activities for the year ended December 31, 2004 was $54,035,685 and was comprised of purchases of real estate of $30,823,161, purchase of properties under development of $17,348,596, our investment in joint ventures of $5,367,319 and purchases of property and equipment of $496,609. There were no investing activities during the year ended December 31, 2003.

        Cash provided by financing activities was $85,269,147 in 2004 versus $4,641,850 in 2003. For the year ended December 31, 2004, cash flows from financing activities consisted primarily of the issuance of limited partnership units net of offering costs of $56,130,110, proceeds from mortgage notes payable obtained in the acquisition of properties of $34,917,800 and additional limited partnership subscriptions of $4,727,878. This was partially offset by an increase in restricted cash of $4,612,450, payments on mortgage notes payable of $3,682,720, and an increase in receivables from affiliates of $1,081,748. Restricted cash is comprised of subscription proceeds held in escrow until investors are admitted as limited partners. The increase in receivables from affiliates is due primarily to the reclassification of $1,500,000 in earnest money deposits for the future acquisition of a hotel building in Austin, Texas (the "Lakeway Inn"). On February 22, 2005, we announced that we had assigned our contract to purchase the Lakeway Inn to Behringer Harvard Lakeway, LP, a Texas limited partnership wholly-owned by Behringer Harvard Strategic Opportunity Fund I LP, an entity affiliated with our sponsor, Behringer Harvard Holdings, LLC. In connection with this assignment to Behringer Harvard Lakeway LP, we will be reimbursed for the costs we have incurred under the previous assignment from Harvard Property Trust, LLC, including the $1,500,000 in earnest money deposits previously paid by us, with interest. Cash flows of $4,641,850 in 2003 are primarily a result of the issuance of partnership units, net of offering costs, of $4,591,404.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents were $36,503,558 and $4,572,566 at December 31, 2004 and 2003, respectively. The increase in cash for the year ended December 31, 2004 is due to the increase in proceeds from the Offering.

        Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Offering. However, there may be a delay between the sale of our units and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our limited partners, if any, of returns generated from our operations.

        The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations. Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

        On September 16, 2003, we satisfied the minimum offering requirement of $1,500,000 established for the Offering. Subscription proceeds were held in escrow until investors were admitted as limited partners. We continued to admit new limited partners until the Offering was terminated on February 19, 2005. At the time new limited partners were admitted, subscription proceeds were released to us from escrow accounts and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments. Amounts associated with non-admitted subscriptions are reflected in "Restricted cash" and "Subscriptions for limited partnership units" on our balance sheets.

        We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, a portion of the distributions is paid from cash provided by operations and a portion is paid from sales of securities. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

        In connection with our acquisition of the Woodall Rodgers Property on February 11, 2004, we used an interim financing mortgage note of $3,600,000 with Benchmark Bank, (the "Woodall Rodgers Property Interim Note") to pay a portion of the purchase price of the property and paid the remaining purchase price from proceeds of the Offering. The Woodall Rodgers Property Interim Note had an interest rate of 7% per annum with a maturity date of August 9, 2004. On May 20, 2004, we completed our refinancing of the Woodall Rodgers Property Interim Note when we entered into a loan agreement with First American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The Woodall Rodgers Property Mortgage Note has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum and is collateralized by the building, drive-thru motor bank, and development land at the Woodall Rodgers Property.

        The Woodall Rodgers Property Mortgage Note has two facilities. Facility A has a maximum limit of $5,300,000, with $4,300,000 for refinancing the Woodall Rodgers Property Interim Note and $1,000,000 for tenant improvements. Facility A requires interest only payments through December 1, 2005 and principal and interest, based on a 25 year amortization period, from January 1, 2006 through the original maturity date of June 1, 2007. We have two one-year extensions available. Facility B has a maximum limit of $1,700,000 with proceeds used for the financing of the development land associated with the Woodall Rodgers Property. Facility B requires interest only payments through May 1, 2007 with principal payments of $170,000 on June 1, 2005 and June 1, 2006. All outstanding interest and principal is due at maturity, June 1, 2007. There are no extensions available to us for Facility B. On May 20, 2004, we borrowed $4,300,000 under Facility A and $1,700,000 from Facility B. The remaining $1,000,000 available for tenant improvements under Facility A may be drawn down through December 1, 2005. As of December 31, 2004, the outstanding balances on Facility A and Facility B were $4,300,000 and $1,700,000, respectively. Proceeds from the May 20, 2004 draws were used to pay off the Woodall Rodgers Property Interim Note and to pay costs associated with the Woodall Rodgers Property Mortgage Note with the balance on deposit with financial institutions to be used for future acquisitions.

        Included in our acquisition of the Woodall Rodgers Property on February 11, 2004, is approximately 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the "Development Property"). On September 2, 2004, we entered into a Contract of Purchase and Sale with Texas Land & Realty, LLC (the "Purchaser") for the sale of the Development Property. The sale price of the Development Property is expected to be approximately $4,200,000. The Contract of Purchase and Sale required the Purchaser to make a $100,000 earnest money deposit on September 8, 2004. We expect the sale of the Development Property to be completed on or about April 1, 2005. At the closing of the sale of the Development Property, we shall pay a real estate commission to third parties in an amount equal to 6% of the first $500,000 of the purchase price and 3% of the balance of the purchase price above $500,000. One-half of the real estate commission paid by us shall be paid to Robert W. McMillan, a member of our advisory board. In addition to such real estate commission, we will be obligated to pay applicable subordinated disposition fees to our General Partner pursuant to the terms of the Partnership Agreement.

        In connection with the our acquisition of the Quorum Property on July 2, 2004, we used an advance of $4,550,000 on a loan amount of up to $7,000,000 (the "Quorum Property Loan") with First American Bank,

SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of our public offering. Of the remaining $2,450,000 available under the Quorum Property Loan, $2,250,000 may be used solely to provide funds for tenant improvement expenses and leasing commissions associated with the Quorum Property and $200,000 may be used as a general contingency fund for capital expenditures. As of December 31, 2004, the outstanding balance on the Quorum Property Loan was $4,908,269. The Quorum Property is held by Behringer Harvard Quorum I LP, in which Behringer Harvard Quorum I GP, LLC, our wholly-owned subsidiary, is the general partner and we are the limited partner.

        The Quorum Property Loan, which is unconditionally guaranteed by us, has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum. The Quorum Property Loan has a maturity date of June 30, 2007, with two one-year extensions possible. The Quorum Property Loan requires monthly interest payments beginning August 1, 2004. Principal and interest (in arrears) are due and payable in eleven monthly installments beginning August 1, 2006, calculated so as to fully amortize the balance of the Quorum Property Loan over the remaining term of the initial twenty-five (25) year amortization period. Then, the entire unpaid principal balance of the Quorum Property Loan, together with accrued unpaid interest thereon, shall be due and payable in one installment on July 1, 2007. We may at any time prepay in whole or in part the unpaid principal of the Quorum Property Loan without premium or penalty, and the interest shall immediately cease on any amounts so prepaid. The Quorum Property is subject to a deed of trust to collateralize payment of the Quorum Property Loan.

        In connection with the acquisition of the Coit Property on October 4, 2004, we used borrowings of $6,000,000 (the "Coit Loan") from Washington Mutual Bank, F.A., which Loan is further evidenced by a promissory note from our direct and indirect partnership interests in Behringer Harvard 1221 Coit LP (the "Coit Partnership") to the lender in the amount of $6,000,000 ("the Coit Note"). The remaining amount of the purchase price was paid from proceeds of our public offering of our partnership units. The Coit Note provides the ability for the Coit Partnership to elect as the interest rate per annum under the Coit Note (i) a fixed rate for the initial disbursement, (ii) to convert prime rate advances to a fixed rate portion; or (iii) to convert a matured fixed rate portion into a new fixed rate portion. A fixed rate has been obtained at 3.34% through April 2005. The entire principal balance of the Coit Loan is due and payable in full on October 4, 2007. However, an option is available to the Coit Partnership to extend the maturity date for two successive periods of twelve months each, if certain conditions are met. The balance of the Coit Loan at December 31, 2004 was $5,917,280. The Coit Property is subject to a deed of trust to collateralize payment of the Coit Loan.

        On November 8, 2004, we acquired a 70% interest in the ownership of a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the "Mockingbird Commons Property"), through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (the "Mockingbird Commons Partnership"). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations and no operations are planned until the redevelopment process has been completed. The contract price for the Mockingbird Commons was $17,000,000, excluding closing costs.

        The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using borrowings of $13,000,000 (the "Mockingbird Commons Loan") under a loan agreement with Texans Commercial Capital, LLC (the "Mockingbird Commons Loan Agreement") to pay a portion of such purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. The Mockingbird Commons Loan is further evidenced by a promissory note from us to Texans Commercial Capital, LLC in the amount of $17,000,000 with a fixed interest rate of 6% per annum. The Mockingbird Commons Loan Agreement has a two-year term and allows for prepayment of the principal balance, in whole or in part, with no prepayment penalty fee, with at least 5 business days written notice. The balance of the Mockingbird Commons Loan at December 31, 2004 was $14,409,531. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the Mockingbird Commons Loan. We have guaranteed the Mockingbird Commons Loan. Under the guarantee, our obligation is limited to 70% of any unpaid balance. In addition, under the guarantee, obligations from the Mockingbird Commons Partnership to us are subordinated to the Mockingbird Commons Loan.

        On March 3, 2005, we acquired an 80% interest in the ownership of approximately 4.97 acres of land in Dallas, Texas located on the south side of Northwest Highway and east of Midway Road (the "Northwest Highway Property"), through our direct and indirect partnership interests in Behringer Harvard Northwest Highway LP (the "Northwest Highway Partnership"). The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and no operations are planned by the Northwest Highway Partnership. The total contract purchase price for the Northwest Highway Property was $4,542,000, excluding closing costs. We paid the entire cost of our 80% interest in the Northwest Highway Property through our contributions to the Northwest Highway Partnership from proceeds of the Offering.

        On March 21, 2005, we entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase property located at 250/290 East John Carpenter Freeway in Irving, Texas from Martel Office Buildings I, LLC, an unaffiliated third party. The three-building complex is comprised of approximately 536,241 rentable square feet located on approximately
15.3 acres of land. The contract price for the property is $29,250,000, excluding closing costs. We intend to use proceeds from the Offering to pay a portion of the purchase price and the remaining amount will be financed. An earnest money deposit of $1,250,000 was made by us on March 21, 2005, and an additional earnest money deposit of $1,000,000 will be paid on or before April 4, 2005.

        We were in compliance with all financial covenants and restrictions of the loan agreements at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

        The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2004, and outlines expected future payments to be made under such obligations and commitments:

                                                                                Principal payments due by period
                                                      -----------------------------------------------------------------------------
                                                          Less than              1-3                 3-5             More than
                                        Total              1 year               years               years             5 years
                                  -------------------------------------------------------------------------------------------------
Mortgage notes payable
   Woodall Rogers Facility A       $      4,300,000    $         88,823    $      4,211,177    $              -    $             -
   Woodall Rogers Facility B              1,700,000             170,000           1,530,000                   -                  -
   Quorum Property                        4,908,269                   -           4,908,269                   -                  -
   Coit Property                          5,917,280             496,320           5,420,960                   -                  -
   Mockingbird Commons Property          14,409,531                   -          14,409,531                   -                  -
                                  ------------------  ------------------  ------------------  ------------------  -----------------
Total mortgage notes payable             31,235,080             755,143          30,479,937                   -                  -
Operating lease                          32,587,527             351,348             702,696             702,696         30,830,787
                                  ------------------  ------------------  ------------------  ------------------  -----------------
Total contractual obligations      $     63,822,607    $      1,106,491    $     31,182,633    $        702,696    $    30,830,787
                                  ==================  ==================  ==================  ==================  =================

                                                                          Interest payments due by period
                                                     ----------------------------------------------------------------------------
                                                        Less than              1-3                 3-5              More than
                                      Total              1 year               years               years              5 years
                                 ------------------------------------------------------------------------------------------------
Mortgage notes payable
   Woodall Rogers Facility A      $      451,238      $      183,541      $      267,697      $            -      $            -
   Woodall Rogers Facility B             161,057              69,580              91,477                   -                   -
   Quorum Property                       538,358             223,381             314,977                   -                   -
   Coit Property                         503,438             192,669             310,769                   -                   -
   Mockingbird Commons Property        1,681,112             878,981             802,131                   -                   -
                                 ----------------    ----------------    ----------------    ----------------    ----------------
Total                             $    3,335,203      $    1,548,152      $    1,787,051      $            -      $            -
                                 ================    ================    ================    ================    ================

        The operating lease is composed of the ground lease assumed for the land on which the Woodall Rodgers Improved Property portion of the Woodall Rodgers Property is situated with an initial 99-year term that expires September 30, 2097. The monthly lease payment was $25,458 through June 30, 2004. Beginning July 1, 2004, the monthly lease payment was increased to $29,279. Rent escalations on June 30, 2012, and every eight years thereafter, are based on one of two alternative procedures. The first alternative is based on an appraisal of the market value of the lease premises and the second alternative is based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease. Under the terms of the lease, Behringer Harvard Woodall Rodgers LP is responsible for taxes, utilities and insurance for the leased property.

        On March 21, 2005, we entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase property located at 250/290 East John Carpenter Freeway in Irving, Texas. The contract price for the Property is $29,250,000, excluding closing costs. We intend to use proceeds from the Offering to pay a portion of the purchase price and the remaining amount will be financed. We did not incur any indebtedness with our acquisition of the Northwest Highway Property on March 3, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

        None.

INFLATION

        The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of our leases will contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

        We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.     CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors II have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.     OTHER INFORMATION.

        None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE GENERAL PARTNERS

        We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. The General Partners are assisted by the employees of Harvard Property Trust, LLC ("HPT"), the general partner of Behringer Advisors II. In addition, the General Partners are advised by an advisory board comprised of industry professionals advises the General Partners. We do not employ our own management personnel; rather we pay fees to our General Partners for their services to us.

        The General Partners are responsible for our direction and management, including acquisition, construction and property management. Any action required to be taken by the General Partners will be taken only if it is approved, in writing or otherwise, by both General Partners, unless the General Partners agree between themselves to a different arrangement for the approval of actions by the General Partners.

        The General Partners are Behringer Advisors II and Robert M. Behringer, individually. Behringer Advisors II is a Texas limited partnership formed in July 2002. The executive office of the General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC ("Behringer Partners"), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Mr. Behringer is the President and sole manager of each of these companies. Mr. Behringer is the majority owner, the President and sole manager of Behringer Holdings. Behringer Holdings also is the indirect owner of HPT Management, our property manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

        Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners. It is managed by its executive officers, namely:

Name                        Age   Position(s)
----                        ---   -----------

Robert M. Behringer         56    Chief Executive Officer and Chief Investment
                                  Officer
Robert S. Aisner            58    President
Gerald J. Reihsen, III      46    Executive Vice President - Corporate
                                  Development and Legal and Secretary
Gary S. Bresky              38    Chief Financial Officer and Treasurer
M. Jason Mattox             29    Senior Vice President

        ROBERT M. BEHRINGER is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II. He is also the Chief Executive Officer, President and Chairman of the Board of Directors of Behringer Harvard REIT I. Mr. Behringer is the majority owner, sole manager and Chief Executive Officer and President of Behringer Holdings. Since 2002, Mr. Behringer has also been a general partner of Behringer Harvard Mid-Term Value Enhancement Fund I LP, a publicly registered real estate limited partnership. Since 2001, Mr. Behringer has also been the Chief Executive Officer and sole manager of the following:
HPT, the general partner of Behringer Advisors II; HPT Management, our property manager; Behringer Securities, our dealer manager; IMS, LLC ("IMS"), the general partner of HPT Management; Behringer Development, a company organized to develop real properties; and Behringer Advisors LP ("Behringer Advisors"), a limited partnership organized to advise Behringer Harvard REIT I. Since 2001, Mr. Behringer has also been the Chief Executive Officer, President and a manager of Behringer Partners, which is the limited partner of each of Behringer Securities, HPT Management, HPT, Behringer Advisors and IMS.

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

        Mr. Behringer has over 26 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being the Chief Executive Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds Series 7, 24 and 63 securities licenses and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer has also been a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        ROBERT S. AISNER is the President of Behringer Advisors II. He is also Chief Operating Officer and a director of Behringer Harvard REIT I. Mr. Aisner has over 30 years of commercial real estate experience. From 1996 until 2003, Mr. Aisner served as (i) Executive Vice President of Amli Residential Properties Trust, a New York Stock Exchange listed REIT that is focused on the development, acquisition and management of upscale apartment communities and serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of Amli Management Company, which oversees all of Amli's apartment operations in 80 communities, (iii) President of the Amli Corporate Homes division, which invests in and manages corporate housing properties, (iv) Vice President of Amli Residential Construction, a division of Amli that performs real estate construction services, and (v) Vice President of Amli Institutional Advisors, the Amli division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on Amli's Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management company. From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development company, where he served as Vice President.

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

        For over 20 years, Mr. Reihsen's business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President - Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc. Mr. Reihsen holds Series 7, 24, 27 and 63 securities licenses. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

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

        From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private REITs. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management. Mr. Bresky has been active in commercial real estate and related financial activities for over 16 years and holds Series 7, 24, 27 and 63 securities licenses. Mr. Bresky received a Bachelor of Arts degree from the University of California - Berkeley and a Masters of Business Administration degree from the University of Texas.

        M. JASON MATTOX is the Senior Vice President of Behringer Advisors II. He is also Vice President of Behringer Harvard REIT I. Since 2002, Mr. Mattox has served as a Vice President of Behringer Advisors. Since 2001, he has served as a Vice President of Behringer Securities. From their inception in 2001 until February 2003, Mr. Mattox served as Vice President of Behringer Holdings, Behringer Development, HPT, Behringer Partners, IMS and HPT Management. Currently, Mr. Mattox serves as Senior Vice President of Behringer Holdings, HPT, and HPT Management, and Vice President and Secretary of Behringer Securities.

        From 1997 until joining Behringer Advisors II in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

        Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox formerly was a member of the National Association of Real Estate Investment Trusts and the Texas Association of Builders. Mr. Mattox has been active in commercial real estate and related financial activities for over seven years and holds Series 7, 24 and 63 securities licenses. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

OTHER PERSONNEL

        The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II. HPT and its affiliates currently employ 91 persons, including the executive officers listed above and 32 employed by Behringer Securities. HPT and its affiliates will continue to hire employees as needed. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

ADVISORY BOARD

        We do not have a board of directors. The General Partners are assisted by an advisory board. No member of the advisory board may be a general partner, officer or employee of ours, Behringer Advisors II, or an affiliate of ours or Behringer Advisors II, although members of the advisory board may purchase or own securities of, or have other business relations with, such parties. The members of the advisory board are Patrick M. Arnold, Ralph G. Edwards, Jr., Robert "Bobby" W. McMillan and Scott F. McMullin.

NO AUDIT COMMITTEE; NO "AUDIT COMMITTEE FINANCIAL EXPERT"

        We do not have a board of directors and, as such, have no board committees such as an audit committee. Because we do not have an audit committee, we do not have an "audit committee financial expert." The General Partners are responsible for managing the relationship with our Independent Registered Public Accounting Firm.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Because we do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, we are not yet required to comply with beneficial ownership reporting under Section 16(a) of the Exchange Act.

CODE OF ETHICS

        Behringer Advisors II has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of the code of ethics of Behringer Advisors II may be obtained from our web site at http://www.bhfunds.com. The web site will be updated to include any material waivers or modifications to the code of ethics.

ITEM 11.     EXECUTIVE COMPENSATION.

        We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. The officers and employees of HPT assist the General Partners. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to Behringer Advisors II and its other affiliates. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Use of Proceeds from Registered of Securities" and "Certain Relationships and Related Transactions" for a description of the fees payable and expenses reimbursed to our affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 16, 2005.

        We do not have any officers or directors. Our two General Partners, Robert M. Behringer and Behringer Advisors II, each own 50% of the general partnership interest and no units of the limited partnership interest. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The compensation and fees paid or to be paid by us to our General Partners and their affiliates in connection with our operation for the years ended December 31, 2004 and 2003 are as follows:

                                                                                             Total capitalized
                                                                     Total capitalized        to real estate
                                                      Total              to offering          and investments          Total
                                                    incurred                costs            in joint ventures        expensed
                                                ----------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2004

Behringer Securities, commissions and dealer
  manager fees                                         $5,638,387            $ 5,638,387                    $ -          $      -

Behringer Advisors II, reimbursement of
  organization and offering expenses                    1,588,832              1,577,551                      -            11,281

Behringer Advisors II, acquisition,
  advisory fees and expenses                            1,977,436                      -              1,977,436                 -

HPT Management LP,  property management and
  leasing fees                                            115,655                      -                      -           115,655

Behringer Advisors II, asset management fees               72,869                      -                      -            72,869
                                                ------------------   --------------------   --------------------   ---------------
    Total                                              $9,393,179            $ 7,215,938            $ 1,977,436          $199,805
                                                ==================   ====================   ====================   ===============


                                                                                             Total capitalized
                                                                     Total capitalized        to real estate
                                                      Total              to offering          and investments          Total
                                                    incurred                costs            in joint ventures        expensed
                                                ----------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2003

Behringer Securities commissions and dealer
  manager fees                                         $  461,268            $   461,268            $         -          $      -

Behringer Advisors II, reimbursement of
  organization and offering expenses                      129,705                128,810                      -               895

Behringer Advisors II, acquisition,
  advisory fees and expenses                                    -                      -                      -                 -

HPT Management LP,  property management and
  leasing fees                                                  -                      -                      -                 -

Behringer Advisors II, asset management fee                     -                      -                      -                 -
                                                ------------------   --------------------   --------------------   ---------------
    Total                                              $  590,973            $   590,078            $         -          $    895
                                                ==================   ====================   ====================   ===============

        Behringer Securities, our affiliated dealer manager, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan. Behringer Securities reallows all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $4,059,019 in selling commissions and $1,579,368 in dealer manager fees in the year ended December 31, 2004. In the year ended December 31, 2003, Behringer Securities earned $331,563 in selling commissions and $129,705 in dealer management fees. The commissions and dealer manager fees were capitalized as offering costs in "Partners' capital" on our balance sheet for the years ended December 31, 2004 and 2003.

        Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2004, $1,936,297 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf, of which $1,718,537 had been reimbursed by us and the balance of $217,760 will be reimbursed at a rate of 2.5% of future equity raised. Of the $1,718,537 of organization and offering costs that we have reimbursed as of December 31, 2004, $1,706,361 had been capitalized as offering costs in "Partners' capital" on our balance sheet and $12,176 had been expensed as organizational costs. For the year ended December 31, 2004, we reimbursed $1,588,832 of organization and offering expenses, of which $1,577,551 was capitalized as offering costs in "Partners' capital" on our balance sheet and $11,281 was expensed as organizational costs. For the year ended December 31, 2003, we reimbursed $129,705 of organization and offering expenses, of which $128,810 was capitalized as offering costs in "Partners' capital" on our balance sheet and $895 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on anticipated respective equity offering sizes of those entities.

        Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets we acquire for reimbursement of expenses related to making investments. During the year ended December 31, 2004, Behringer Advisors II earned $1,694,945 of acquisition and advisory fees and was reimbursed $282,491 for acquisition-related expenses. For the year ended December 31, 2003, Behringer Advisors II had no acquisition and advisory fees or expense reimbursement for related expenses.

        For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the year ended December 31, 2004, we incurred $115,655 in property management fees payable to HPT Management. We did not incur any property management fees payable to HPT Management during the year ended December 31, 2003.

        We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2004, we incurred $72,869 of asset management fees. We did not incur any asset management fees during the year ended December 31, 2003.

        In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus
(2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

        We are dependent on Behringer Advisors II, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of our limited partnership units, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Because we do not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services provided by our independent registered public accounting firm. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

FEES PAID TO INDEPENDENT PUBLIC REGISTERED ACCOUNTING FIRM

        The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by PricewaterhouseCoopers during those periods:

                                                2004          2003
                                            -------------  -----------
                Audit Fees (1)                 $ 111,100     $ 40,000
                Audit-Related Fees (2)           107,692        1,367
                Tax Fees (3)                       9,000        5,500
                All Other Fees                         -            -
                                            -------------  -----------
                Total Fees                     $ 227,792     $ 46,867
                                            =============  ===========

------------------
(1) Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our Form 10-Qs.
(2) Fees related to consultations concerning financial accounting and reporting standards.
(3) Tax fees consisted principally of assistance with matters related to tax compliance, tax planning, and tax advice.

                                     PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     LIST OF DOCUMENTS FILED.

        1.      FINANCIAL STATEMENTS

                The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

        2.      FINANCIAL STATEMENT SCHEDULES

                Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

                Schedule III Real Estate and Accumulated Depreciation

        3.      EXHIBITS

                The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)     EXHIBITS.

        The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)     FINANCIAL STATEMENT SCHEDULES.

        All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

                                   SIGNATURES


        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP




March 31, 2005         By:     /s/ Robert M. Behringer
                                ------------------------------------------------
                                Robert M. Behringer
                                General partner of the Registrant and Chief
                                Executive Officer of Harvard Property Trust,
                                LLC, sole general partner of Behringer Harvard Advisors II LP



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 2005                  /s/ Robert M. Behringer
                                ------------------------------------------------
                                Robert M. Behringer
                                General partner of the Registrant and Chief
                                Executive Officer of Harvard Property Trust,
                                LLC, sole general partner of Behringer Harvard
                                Advisors II LP (Principal  Executive Officer)



March 31, 2005                  /s/ Gary S. Bresky
                                ------------------------------------------------
                                Gary S. Bresky
                                Chief Financial Officer and Treasurer of
                                Behringer Harvard Advisors II LP, (Principal
                                Financial Officer)



March 31, 2005                  /s/ Kimberly Arianpour
                                ------------------------------------------------
                                Kimberly Arianpour
                                Chief Accounting Officer of Behringer Harvard
                                Advisors II LP, (Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS





                                                                            PAGE



Report of Independent Registered Public Accounting Firm                     F-2


Consolidated Balance Sheets as of December 31, 2004 and 2003                F-3


Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003 and the period from
   September 20, 2002 (date of inception) through December 31, 2002         F-4


Consolidated Statements of Partners' Capital for the Years
   December 31, 2004 and 2003 and the period from
   September 20, 2002 (date of inception) through December 31, 2002         F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003 and the period from September 20, 2002
   (date of inception) through December 31, 2002                            F-6


Notes to Consolidated Financial Statements                                  F-7


FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm on
   Financial Statement Schedule                                             F-25

Schedule III - Real Estate and Accumulated Depreciation                     F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Behringer Harvard Short-Term Opportunity Fund I LP (the "Partnership") at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the period from September 20, 2002 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005


                       BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                   CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       2004             2003
                                                                   -----------      -----------
ASSETS
        REAL ESTATE
              Land                                                 $ 8,610,149      $       -
              Buildings, net                                        15,924,745              -
              Real estate under development                         18,570,740              -
              Acquired in-place lease intangibles, net               6,707,687              -
              Deferred leasing intangibles, net                        159,717              -
                                                                   -----------      -----------
        TOTAL REAL ESTATE                                           49,973,038              -

              Cash and cash equivalents                             36,503,558        4,572,566
              Restricted cash                                        4,730,194            4,314
              Accounts receivable, net                                 656,095              -
              Receivables from affiliates                            1,602,840              -
              Prepaid expenses and other assets                        136,394           31,590
              Investments in unconsolidated entities                 4,953,267              -
              Deferred financing fees, net of accumulated
                 amortization of $67,670                               722,889              -
                                                                   -----------      -----------
TOTAL ASSETS                                                       $99,278,275      $ 4,608,470
                                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
              Mortgage notes payable                               $31,235,080      $       -
              Accounts payable                                          59,653           11,062
              Payables to affiliates                                   571,852           50,760
              Acquired below market lease intangibles, net             282,236              -
              Distributions payable                                    159,960              -
              Accrued liabilities                                    1,682,584           59,825
              Subscriptions for limited partnership units            4,731,878            4,000
                                                                   -----------      -----------
TOTAL LIABILITIES                                                   38,723,243          125,647

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                    1,695,362              -

PARTNERS' CAPITAL
              Limited partners - 11,000,000 units authorized;
              6,939,778 units and 522,219 units issued
              and outstanding at December 31, 2004 and
              December 31, 2003, respectively                       58,859,193        4,482,335
              General partners                                             477              488
                                                                   -----------      -----------
TOTAL PARTNERS' CAPITAL                                             58,859,670        4,482,823
                                                                   -----------      -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $99,278,275      $ 4,608,470
                                                                   ===========      ===========


                         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                 FROM INCEPTION
                                                               YEAR                       YEAR                (SEPTEMBER 20, 2002)
                                                              ENDED                      ENDED                      THROUGH
                                                         DECEMBER 31, 2004          DECEMBER 31, 2003          DECEMBER 31, 2002
                                                      -----------------------    -----------------------    -----------------------
REVENUE
         Rental revenue                                $           2,616,051      $                   -      $                   -
                                                      -----------------------    -----------------------    -----------------------
TOTAL REVENUES                                                     2,616,051                          -                          -

EXPENSES
         Property operating expenses                                 868,665                          -                          -
         Ground rent                                                 293,307                          -                          -
         Real estate taxes                                           452,836                          -                          -
         Property and asset management fees                          188,524                          -                          -
         General and administrative                                  400,231                    112,789                          -
         Interest expense                                            519,848                          -                          -
         Depreciation and amortization                               936,881                          -                          -
                                                      -----------------------    -----------------------    -----------------------
TOTAL EXPENSES                                                     3,660,292                    112,789                          -
                                                      -----------------------    -----------------------    -----------------------

OPERATING LOSS                                                    (1,044,241)                  (112,789)                         -

OTHER INCOME
          Interest income                                            149,996                      3,608
          Equity in losses of investments in
             joint ventures                                         (414,052)                         -                          -
          Minority interest                                           (6,789)                         -                          -
                                                      -----------------------    -----------------------    -----------------------
TOTAL OTHER INCOME                                                  (270,845)                     3,608                          -
                                                      -----------------------    -----------------------    -----------------------

NET LOSS                                               $          (1,315,086)     $            (109,181)     $                   -
                                                      =======================    =======================    =======================

ALLOCATION OF NET LOSS:
Net loss allocated to general partners                 $                 (11)                       (12)                         -
                                                      -----------------------    -----------------------    -----------------------

Net loss allocated to limited partners                 $          (1,315,075)     $            (109,169)     $                   -
                                                      =======================    =======================    =======================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                   2,598,846                     92,143                          -
                                                      =======================    =======================    =======================

NET LOSS PER LIMITED PARTNERSHIP UNIT                  $              (0.51)      $               (1.18)     $                   -
                                                      =======================    =======================    =======================


                                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                  GENERAL PARTNERS                           LIMITED PARTNERS
                            ------------------------------ -----------------------------------------------------
                                            ACCUMULATED      NUMBER OF                           ACCUMULATED
                             CONTRIBUTIONS     LOSSES          UNITS         CONTRIBUTIONS          LOSSES           TOTAL
                            --------------  ------------   --------------  ------------------  ---------------  ---------------
Beginning balance on
  September 20, 2002         $          -    $        -                -    $              -    $           -    $           -

Capital contributions on
   September 20, 2002                 500                                                100                               600
                            --------------  ------------   --------------  ------------------  ---------------  ---------------

Balance as
  of December 31, 2002                500             -                -                 100                -              600
                            --------------  ------------   --------------  ------------------  ---------------  ---------------

Issuance of units of
  limited partnership
  interest, net of
  closing fees                                                   522,219           4,591,404                         4,591,404

Net loss                                            (12)                                             (109,169)        (109,181)
                            --------------  ------------   --------------  ------------------  ---------------  ---------------

Balance as of
  December 31, 2003                   500           (12)         522,219           4,591,504         (109,169)       4,482,823
                            --------------  ------------   --------------  ------------------  ---------------  ---------------

Issuance of units of
  limited partnership
  interest, net of
  closing fees                                                 6,381,568          56,158,092                        56,158,092

Distributions on limited
  partnership units                                                                                  (809,393)        (809,393)

Units issued pursuant
  to Distribution
  Reinvestment Plan                                               35,991             343,234                           343,234

Net loss                                            (11)                                           (1,315,075)      (1,315,086)
                            --------------  ------------   --------------  ------------------  ---------------  ---------------

Balance as of
  December 31, 2004          $        500    $      (23)       6,939,778    $     61,092,830    $  (2,233,637)   $  58,859,670
                            ==============  ============   ==============  ==================  ===============  ===============


                                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    FROM INCEPTION
                                                            YEAR                  YEAR            (SEPTEMBER 20, 2002)
                                                            ENDED                ENDED                  THROUGH
                                                       DECEMBER 31, 2004    DECEMBER 31, 2003      DECEMBER 31, 2002
                                                      ------------------   -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $     (1,315,086)    $        (109,181)     $                -
Adjustments to reconcile net loss to net cash
   flows provided by (used in) operating activities
Minority interest                                                 6,789                     -                       -
Equity in losses of investments in joint ventures               414,052                     -                       -
Depreciation and amortization                                 1,199,180                     -                       -
Change in accounts receivable                                  (656,095)                    -                       -
Change in prepaid expenses and other assets                        (223)              (31,590)                      -
Change in accounts payable                                       48,591                11,062                       -
Change in accrued liabilities                                 1,000,322                59,825                       -
                                                      ------------------   -------------------    --------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 697,530               (69,884)                      -
                                                      ------------------   -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                    (30,823,161)                    -                       -
Properties under development                                (17,348,596)                    -                       -
Purchases of investments in joint ventures                   (5,367,319)                    -                       -
Purchases of property and equipment                            (496,609)                    -                       -
                                                      ------------------   -------------------    --------------------
CASH USED IN INVESTING ACTIVITIES                           (54,035,685)                    -                       -
                                                      ------------------   -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes                                 34,917,800                     -                       -
Payment of mortgage notes                                    (3,682,720)                    -                       -
Financing costs                                                (840,078)                    -                       -
General partners' contributions                                       -                     -                     500
Limited partners' contributions                              63,346,715             5,188,202                     100
Offering costs                                               (7,216,605)             (596,798)                      -
Distributions                                                  (278,218)                    -                       -
Distribution to minority interest holders                       (11,427)                    -                       -
Change in limited partners' subscriptions                     4,727,878                 4,000                       -
Change in restricted cash                                    (4,612,450)               (4,314)                      -
Change in receivables from and payables to affiliates        (1,081,748)               50,760                       -
                                                      ------------------   -------------------    --------------------
CASH PROVIDED BY FINANCING ACTIVITIES                        85,269,147             4,641,850                     600
                                                      ------------------   -------------------    --------------------

Net change in cash and cash equivalents                      31,930,992             4,571,966                     600
Cash and cash equivalents at beginning of period              4,572,566                   600                       -
                                                      ------------------   -------------------    --------------------
Cash and cash equivalents at end of period             $     36,503,558     $       4,572,566      $              600
                                                      ==================   ===================    ====================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                          $        337,634     $               -      $                -
                                                      ==================   ===================    ====================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued
   under distribution reinvestment plan                $        371,216     $               -      $                -
Distributions payable in limited partnership units
   under distribution reinvestment plan                $         99,683     $               -      $                -


                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BUSINESS AND ORGANIZATION

     BUSINESS

        Behringer Harvard Short-Term Opportunity Fund I LP is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP ("Behringer Advisors II") and Robert M. Behringer (collectively, the "General Partners"). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 ("the Offering"), terminated on February 19, 2005, and is described below. The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the Offering in February 2005. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

        We are opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues. Many of the markets where we acquire properties have low barriers to entry. However, we are not limited to such type investments. We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities if the General Partners determine that it would be advantageous to do so. Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels. However, we will not actively engage in the business of operating hotels, motels or similar properties.

        We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition;
(ii) general economic and market conditions, general business principles, specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. The Partnership Agreement provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

     ORGANIZATION

        On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 units available pursuant to the our distribution reinvestment plan at $10 per unit. We terminated our distribution reinvestment plan on February 19, 2005 with the termination of the Offering.

        We were in the development stage through February 10, 2004. On February 11, 2004, we commenced operations with our acquisition of the Woodall Rodgers Building, a real estate property in Dallas, Texas. As of December 31, 2004, we had accepted subscriptions for 6,939,778 limited partnership units. As of March 16, 2005, there were 10,994,688 limited partnership units outstanding.

        On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the distribution reinvestment plan to 50,000 units.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures".

     REAL ESTATE

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets and liabilities and are amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

     INVESTMENT IMPAIRMENTS

        For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the years ended December 31, 2004 and 2003.

     CASH AND CASH EQUIVALENTS

        We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Subscription proceeds were held in escrow until investors were admitted as limited partners. We admitted new limited partners until the offering was terminated on February 19, 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow. Restricted cash at December 31, 2004 includes subscription proceeds, monies held in escrow for insurance and reserves for properties acquired by and consolidated with us. At December 31, 2003, restricted cash was comprised of subscription proceeds for our limited partnership units.

     RECEIVABLES FROM AFFILIATES

        Receivables from affiliates at December 31, 2004 includes $1,500,000 due from an affiliate for deposits paid by us for the future acquisition of the Lakeway Inn & Resort located in Austin, Texas (the "Lakeway Inn"). On February 22, 2005, we announced that we had assigned our contract to purchase the Lakeway Inn to Behringer Harvard Lakeway, LP, a Texas limited partnership wholly-owned by Behringer Harvard Strategic Opportunity Fund I LP, an entity affiliated with our sponsor, Behringer Harvard Holdings, LLC. In connection with this assignment to Behringer Harvard Lakeway LP, we will be reimbursed for the costs we incurred under the previous assignment from Harvard Property Trust, LLC, including the $1,500,000 in earnest money deposits previously paid by us, with interest.

     PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets at December 31, 2004 and 2003 includes prepaid expenses such as prepaid insurance and prepaid ground rent.

     INVESTMENTS IN JOINT VENTURES

        As of December 31, 2004, "Investments in joint ventures" on our balance sheet consists of our 85.71% ownership interest in a neighborhood shopping/service center (the "Skillman Property") and our 50% ownership interest in a six-story office building (the "Central Property"), both located in Dallas, Texas.

        In connection with the acquisition of investments in joint ventures, we incur certain acquisition and advisory fees which are paid to an affiliate. These fees are capitalized as part of our basis in the investments in joint ventures. We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying real estate tangible assets, which represent the assets to which the excess is most clearly related.

     DEFERRED CHARGES

        Leasing costs and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related lease. Deferred financing fees are recorded at cost and are amortized using the effective interest method over the life of the related debt.

     REVENUE RECOGNITION

        We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant's payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met. For the year ended December 31, 2004, the total net increase to rental revenues due to straight-line rent adjustments was $114,208. There were no straight-line rent adjustments during the year ended December 31, 2003.

     OFFERING COSTS

        The General Partners fund all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2.5% of the cumulative capital raised by us in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

     CASH FLOW DISTRIBUTIONS

        Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

        a) To the limited partners, on a per unit basis, until each of such limited partners has received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to ten percent (10%) per annum of their net capital contribution;
        b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100%) of their net capital contribution; and
        c) Thereafter, eighty-five percent (85%) to the limited partners, on a per unit basis, and fifteen percent (15%) to the General Partners.

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

        Net loss for each applicable accounting period is allocated to the partners as follows:

        a) To the partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and
        b) Then, eighty-five percent (85%) to the limited partners and fifteen percent (15%) to the General Partners.

     INCOME TAXES

        We are not a taxpaying entity and, accordingly, record no income taxes. The partners are individually responsible for reporting their share of our taxable income or loss on their income tax returns.

        Certain of our transactions may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, our net income or loss and the resulting balances in the partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK

        At December 31, 2004, we had cash and cash equivalents and restricted cash on deposit in four financial institutions in excess of federally insured levels. We had cash and cash equivalents and restricted cash on deposit in three financial institutions in excess of federally insured levels at December 31, 2003. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

     MINORITY INTEREST

        Minority interest in partnerships represents the third-party partners' proportionate share of the equity in consolidated real estate partnerships. We hold a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts. Income and losses are allocated to minority interest holders based on the weighted average percentage ownership during the year.

3.      NEW ACCOUNTING PRONOUNCEMENTS

        None.

4.      ACQUISITIONS

        On February 11, 2004, we acquired a five-story office building located in Dallas, Texas containing approximately 74,090 rentable square feet (unaudited) and a bank drive-thru, both located on approximately 1.7 acres of land (unaudited) subject to a ground lease that expires in 2097 ("the "Woodall Rodgers Improved Property"). We also acquired approximately 1.6 acres of undeveloped land (unaudited) adjoining the Woodall Rodgers Improved Property (the "Development Property," and together with the Woodall Rodgers Improved Property, the "Woodall Rodgers Property"). The purchase price of the Woodall Rodgers Property was approximately $10,700,000.

        On July 2, 2004, we acquired a seven-story office building containing approximately 133,799 rentable square feet (unaudited), parking garage and nine-lane drive-thru bank facility, located on approximately 3.9 acres of land (unaudited) in Addison, Texas, a suburb of Dallas, Texas ("the Quorum Property"). The purchase price of the Quorum Property was approximately $9,300,000.

        On July 23, 2004, we entered into a joint venture whereby we acquired an 85.71% interest in the Skillman Property, a neighborhood shopping service center containing approximately 98,764 rentable square feet (unaudited), located on approximately 7.3 acres of land (unaudited) in Dallas, Texas. The purchase price of the Skillman Property was approximately $13,700,000.

        On August 17, 2004, we entered into a joint venture whereby we acquired a 50% interest in the Central Property, a six-story office building containing approximately 87,292 rentable square feet (unaudited), located on approximately
0.66 acres of land (unaudited) in Dallas, Texas. The purchase price of the Central Property was approximately $7,700,000.

        On October 4, 2004, we entered into a joint venture whereby we acquired a 90% interest of a two-story office building containing approximately 105,030 rentable square feet (unaudited), located on approximately 12.3 acres of land (unaudited) in Plano, Texas ("the Coit Property"), a suburb of Dallas, Texas. The purchase price for the Coit Property was approximately $11,400,000.

        On November 8, 2004, we entered into a joint venture whereby we acquired a 70% interest of a nine-story hotel located on approximately 5.4 acres of land (unaudited) in Dallas, Texas ("the Mockingbird Commons Property"). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The purchase price for the Mockingbird Commons Property was approximately $18,900,000.

5.      REAL ESTATE

     ACQUISITIONS

        On February 11, 2004, we acquired the Woodall Rodgers Property. The purchase price of the Woodall Rodgers Property was approximately $10,700,000. We used an interim financing mortgage note of $3,600,000 (the "Woodall Rodgers Property Interim Note") with Benchmark Bank to pay a portion of the purchase price and paid the remaining purchase price from proceeds of the Offering. On May 20, 2004, we completed our refinancing of the Woodall Rodgers Property Interim Note when we entered into a loan agreement with First American Bank, SSB. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                Estimated
   Description                                 Allocation     Useful Life
   ------------------------------------------------------------------------
   Land held for sale                        $   2,913,451
   Building                                      6,339,542      25 years
   Acquired in-place lease intangibles           1,077,486     3.5 years
   Acquired customer relationship value            179,587     8.5 years
   Acquired above market lease intangibles         385,713     3.5 years
   Prepaid expenses                                 36,170
   Prepaid rent, taxes & deposits                 (190,261)
                                            --------------
   Total                                     $  10,741,688
                                            ==============

The purchase price of the Woodall Rodgers Property was increased by $41,500 and $27,062 in the second and fourth quarters of 2004, respectively, to include professional fees incurred in conjunction with the acquisition.

        On September 2, 2004, we entered into a Contract of Purchase and Sale with Texas Land & Realty, LLC (the "Development Property Purchaser") for the sale of the Development Property. The sale price of the Development Property is expected to be approximately $4,200,000. The Contract of Purchase and Sale required the Development Property Purchaser to make a $100,000 earnest money deposit on September 8, 2004. We expect the sale of the Development Property to be completed on or about April 1, 2005. At the closing of the sale of the Development Property, we shall pay a real estate commission to third parties in an amount equal to 6% of the first $500,000 of the purchase price and 3% of the balance of the purchase price above $500,000. One-half of the real estate commission paid by us shall be paid to Robert W. McMillan, a member of our advisory board. In addition to such real estate commission, we will be obligated to pay applicable subordinated disposition fees to our General Partner pursuant to the terms of the Partnership Agreement.

        On July 2, 2004, we acquired the Quorum Property. The purchase price of the Quorum Property was approximately $9,300,000. We used an advance of $4,550,000 on a loan amount of up to $7,000,000 with First American Bank, SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of our public offering of our partnership units. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                               Estimated
        Description                            Allocation     Useful Life
        ------------------------------------------------------------------
        Land                                 $  2,196,698
        Building                                6,690,581       25 years
        Acquired in-place lease intangibles       484,448      3.2 years
        Acquired customer relationship value      284,342      8.2 years
        Acquired above market leases              248,535      3.2 years
        Acquired below market leases             (323,905)     3.2 years
        Other assets                                  230
        Other liabilities                        (240,066)
                                            --------------
        Total                                $  9,340,863
                                            ==============

The purchase price of the Quorum Property was increased by $30,300 in the fourth quarter of 2004 to include professional fees incurred in conjunction with the acquisition.

        On October 4, 2004, we acquired the Coit Property through our direct and indirect partnership interests in Behringer Harvard 1221 Coit LP (the "Coit Partnership"). The purchase price of the Coit Property was approximately $11,400,000. We acquired our 90% interest in the Coit Partnership with $4,500,000 of equity from proceeds of the Offering of our partnership units. The Coit Property is held by the Coit Partnership, in which Behringer Harvard 1221 Coit GP, LLC, our wholly-owned subsidiary is the general partner. Realty America Group (1221 Coit Road), L.P., an unaffiliated third party, and us are the limited partners.

        The Coit Property was acquired by the Coit Partnership with proceeds under a loan agreement with Washington Mutual Bank, F.A. (the "Coit Lender") of $6,000,000 (the "Coit Loan") which Loan is further evidenced by a promissory note from the Coit Partnership to the lender in the amount of $6,000,000 (the "Coit Note"). The Coit Note provides the ability for the Coit Partnership to elect as the interest rate per annum under the Coit Note (i) a fixed rate for the initial disbursement, (ii) to convert prime rate advances to a fixed rate portion; or (iii) to convert a matured fixed rate portion into a new fixed rate portion. A fixed rate has been obtained at 3.34% through April 2005. The entire principal balance of the Coit Loan is due and payable in full on October 4, 2007. However, an option is available to the Coit Partnership to extend the maturity date for two successive periods of twelve months each, if certain conditions are met. The Coit Property is subject to a deed of trust to collateralize payment of the Coit Loan. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                               Estimated
        Description                            Allocation     Useful Life
        ------------------------------------------------------------------
        Land                                 $  3,500,000
        Building                                2,955,472       25 years
        Acquired in-place lease intangibles     3,653,917      3.5 years
        Acquired above market leases            1,119,575      3.5 years
        Restricted cash                           113,430
        Other assets                              139,549
        Other liabilities                        (117,159)
                                            --------------
        Total                                $ 11,364,784
                                            ==============

        On November 8, 2004, we acquired the Mockingbird Commons Property through our partnership interests in Behringer Harvard Mockingbird Commons LP (the "Mockingbird Commons Partnership"). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations and no operations are planned until the redevelopment process has been completed. The contract purchase price for the Mockingbird Commons was $17,000,000, excluding closing costs.

        The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using borrowings of $13,000,000 (the "Mockingbird Commons Loan") under a loan agreement with Texans Commercial Capital, LLC (the "Mockingbird Commons Loan Agreement") to pay a portion of such purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for certain preliminary development costs, including engineering and asbestos abatement. The Mockingbird Commons Loan Agreement has a fixed rate of interest of 6%, a two-year term and allows for prepayment of the principal balance, in whole or in part, with no prepayment penalty fee, with at least five business days written notice. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the Mockingbird Commons Loan. We have guaranteed the Mockingbird Commons Loan. Under the guarantee, our obligation is limited to 70% of any unpaid balance. In addition, under the guarantee, obligations from the Mockingbird Commons Partnership to us are subordinated to the Mockingbird Commons Loan.

        The Mockingbird Commons Property is held by the Mockingbird Commons Partnership in which Behringer Harvard Mockingbird Commons GP, LLC, our wholly-owned subsidiary (the "Mockingbird Commons Subsidiary"), is the general partner. Behringer Harvard Mockingbird Commons Investors LP ("BH Investors"), our wholly-owned subsidiary, and Realty America Group (Mockingbird Commons), LP, ("Realty") an unaffiliated third party, are the limited partners. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                               Estimated
        Description                            Allocation     Useful Life
        ------------------------------------------------------------------
        Land                                 $ 11,067,000
        Building                                7,243,574       25 years
        Cash                                      175,000
        Restricted cash                            22,642
        Other assets                              431,924
        Other liabilities                         (53,700)
                                            --------------
        Total                                $ 18,886,440
                                            ==============

PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the years ended December 31, 2004 and 2003, on an unaudited pro forma basis, as if the acquisitions of the Woodall Rodgers, Quorum and Coit properties had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of January 1 of the respective year, nor are they indicative of results of operations which may occur in the future.

                                                                 Year ended December 31,
                                                     -----------------------------------------------
                                                             2004                     2003
                                                     ----------------------   ----------------------
        Total revenues                                $          4,646,592     $          4,525,705
        Total expenses                                          (6,303,494)              (5,853,522)
        Interest income                                            120,217                    3,608
        Equity in losses of joint ventures                      (1,054,196)                (858,380)
        Minority interest                                            9,956                   20,604
                                                     ----------------------   ----------------------
        Net loss                                      $         (2,580,925)    $         (2,161,985)
                                                     ======================   ======================

        Allocation of net loss:
        Net loss allocated to general partners        $                (22)    $               (238)
                                                     ======================   ======================

        Net loss allocated to limited partners        $         (2,580,903)    $         (2,161,747)
                                                     ======================   ======================

        Weighted average number of limited
           partnership units outstanding                         2,882,042                2,822,702

        Net loss per limited partnership unit         $              (0.90)    $              (0.77)
                                                     ======================   ======================

6.      INVESTMENTS IN JOINT VENTURES

        Our investments in joint ventures as of December 31, 2004 consisted of our proportionate share of the following assets and liabilities:

                                                                        Skillman           Central
                                                                        Property           Property
                                                                    -----------------  -----------------
        Real estate, net                                             $    10,822,941    $     6,913,861
        Acquired lease intangibles, net                                    3,283,807          1,018,365
        Cash and cash equivalents                                            171,925            100,624
        Restricted cash                                                      290,617             61,561
        Accounts receivable, net                                             169,719             56,894
        Receivables from affiliates                                           18,222                  -
        Prepaid expenses                                                       4,933              8,020
        Deferred financing fees, net                                          95,755            133,747
                                                                    -----------------  -----------------
        Total assets                                                 $    14,857,919    $     8,293,072
                                                                    =================  =================

        Note payable                                                 $    10,740,246    $     5,537,500
        Accounts payable and accrued liabilities                             148,904            414,536
        Acquired below market lease intangibles, net                         151,857                  -
        Tenant security deposits and prepaid rent                            125,239             72,583
                                                                    -----------------  -----------------
        Total liabilities                                                 11,166,246          6,024,619

        Partners' capital                                                  3,691,673          2,268,453

                                                                    -----------------  -----------------
        Total liabilities and partners' capital                      $    14,857,919    $     8,293,072
                                                                    =================  =================

        In the year ended December 31, 2004, we recorded $414,052 of equity in losses from our investments in joint ventures. Our equity in losses from these joint venture investments is our proportionate share of the following losses of the Skillman and Central Properties from the date of acquisition through the year ended December 31, 2004.

                                                                        Skillman            Central
                                                                        Property           Property
                                                                    -----------------  -----------------
        Revenue:
        Rental income                                                $       614,146    $       400,527
        Tenant reimbursement income                                          262,002             17,410
                                                                    -----------------  -----------------
        Total revenues                                                       876,148            417,937

        Operating costs and expenses:
        General and operating expenses                                       113,359            154,120
        Utilities                                                             39,748            100,950
        Property management fees, asset
           management fees and accounting fees                                79,738             33,063
        Real estate taxes                                                    163,220             77,618
        Depreciation and amortization                                        452,276            272,557
        Interest expense                                                     305,149            111,276
                                                                    -----------------  -----------------
        Total operating costs and expenses                                 1,153,490            749,584

                                                                    -----------------  -----------------
        Net loss                                                     $      (277,342)   $      (331,647)
                                                                    =================  =================

        In connection with the acquisition of the investments in Skillman and Central, we incurred acquisition and advisory fees totaling $454,480, which were capitalized as part of our basis in these investments. During the year ended December 31, 2004, we recorded amortization of $11,089 related to the excess of our carrying value of our investments in joint ventures over the underlying equity. This amortization is included in equity in earnings of joint ventures in the accompanying consolidated statement of operations for the year ended December 31, 2004.

7.      CAPITALIZED COSTS

        On November 8, 2004, we acquired the Mockingbird Commons Property through our partnership interests in the Mockingbird Commons Partnership. The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations and no operations are planned until the redevelopment process has been completed. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet during the year ended December 31, 2004. As of December 31, 2004, we have capitalized $74,950 of interest costs, $22,642 of property taxes, $10,561 of insurance costs and $30,713 of amortization associated with financing fees related to the acquisition of the property.

8.      LEASING ACTIVITY

        Future minimum base rental revenue due to us under non-cancelable leases in effect as of December 31, 2004, were as follows:

                Year ending December 31,
                ---------------------------------------------
                2005                            $  2,622,108
                2006                               2,920,173
                2007                               3,007,411
                2008                               3,097,153
                2009                               2,784,709
                Thereafter                         6,301,601
                                                ------------
                  Total                         $ 20,733,155
                                                ============

9.      CONTRACTUAL OBLIGATIONS

        The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2004, and outlines expected future payments to be made under such obligations and commitments:

                                                                                Principal payments due by period
                                                           -------------------------------------------------------------------------
                                                              Less than             1-3                3-5             More than
                                             Total              1 year             years              years             5 years
                                        --------------------------------------------------------------------------------------------
        Mortgage notes payable
           Woodall Rogers Facility A     $     4,300,000    $        88,823    $     4,211,177    $             -    $             -
           Woodall Rogers Facility B           1,700,000            170,000          1,530,000                  -                  -
           Quorum Property                     4,908,269                  -          4,908,269                  -                  -
           Coit Property                       5,917,280            496,320          5,420,960                  -                  -
           Mockingbird Commons Property       14,409,531                  -         14,409,531                  -                  -
                                        -----------------  -----------------  -----------------  -----------------  ----------------
        Total mortgage notes payable          31,235,080            755,143         30,479,937                  -                  -
        Operating lease                       32,587,527            351,348            702,696            702,696         30,830,787
                                        -----------------  -----------------  -----------------  -----------------  ----------------
        Total contractual obligations    $   63,822,607     $     1,106,491    $    31,182,633    $       702,696    $    30,830,787
                                        =================  =================  =================  =================  ================

        In connection with our acquisition of the Woodall Rodgers Property on February 11, 2004, we used the Woodall Rodgers Property Interim Note to pay a portion of the purchase price of the property and paid the remaining purchase price from proceeds of the Offering. The Woodall Rodgers Property Interim Note had an interest rate of 7% per annum with a maturity date of August 9, 2004. On May 20, 2004, we completed our refinancing of the Woodall Rodgers Property Interim Note when we entered into a loan agreement with First

American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The Woodall Rodgers Property Mortgage Note has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum and is collateralized by the building, drive-thru motor bank, and development land at the Woodall Rodgers Property.

        The Woodall Rodgers Property Mortgage Note has two facilities. Facility A has a maximum limit of $5,300,000, with $4,300,000 for refinancing the Woodall Rodgers Property Interim Note and $1,000,000 for tenant improvements. Facility A requires interest only payments through December 1, 2005 and principal and interest, based on a 25 year amortization period, from January 1, 2006 through the original maturity date of June 1, 2007. We have two one-year extensions available. Facility B has a maximum limit of $1,700,000 with proceeds used for the financing of the development land associated with the Woodall Rodgers Property. Facility B requires interest only payments through May 1, 2007 with principal payments of $170,000 on June 1, 2005 and June 1, 2006. All outstanding interest and principal is due at maturity, June 1, 2007. There are no extensions available to us for Facility B. On May 20, 2004, we borrowed $4,300,000 under Facility A and $1,700,000 from Facility B. The remaining $1,000,000 available for tenant improvements under Facility A may be drawn down through December 1, 2005. As of December 31, 2004, the outstanding balances on Facility A and Facility B were $4,300,000 and $1,700,000, respectively. Proceeds from the May 20, 2004 draws were used to pay off the Woodall Rodgers Property Interim Note and to pay costs associated with the Woodall Rodgers Property Mortgage Note with the balance on deposit with financial institutions to be used for future acquisitions.

        In connection with the our acquisition of the Quorum Property on July 2, 2004, we used an advance of $4,550,000 on a loan amount of up to $7,000,000 (the "Quorum Property Loan") with First American Bank, SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of our public offering. Of the remaining $2,450,000 available under the Quorum Property Loan, $2,250,000 may be used solely to provide funds for tenant improvement expenses and leasing commissions associated with the Quorum Property and $200,000 may be used as a general contingency fund for capital expenditures. As of December 31, 2004, the outstanding balance on the Quorum Property Loan was $4,908,269. The Quorum Property is held by Behringer Harvard Quorum I LP, in which Behringer Harvard Quorum I GP, LLC, our wholly-owned subsidiary, is the general partner and we are the limited partner.

        The Quorum Property Loan, which is unconditionally guaranteed by us, has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum. The Quorum Property Loan has a maturity date of June 30, 2007, with two one-year extensions possible. The Quorum Property Loan requires monthly interest payments beginning August 1, 2004. Principal and interest (in arrears) are due and payable in eleven monthly installments beginning August 1, 2006, calculated so as to fully amortize the balance of the Quorum Property Loan over the remaining term of the initial twenty-five (25) year amortization period. Then, the entire unpaid principal balance of the Quorum Property Loan, together with accrued unpaid interest thereon, shall be due and payable in one installment on July 1, 2007. We may at any time prepay in whole or in part the unpaid principal of the Quorum Property Loan without premium or penalty, and the interest shall immediately cease on any amounts so prepaid. The Quorum Property is subject to a deed of trust to collateralize payment of the Quorum Property Loan.

        In connection with the acquisition of the Coit Property on October 4, 2004, we used borrowings of $6,000,000 (the "Coit Loan") from Washington Mutual Bank, F.A., which Loan is further evidenced by a promissory note from our direct and indirect partnership interests in the Coit Partnership to the lender in the amount of $6,000,000. The remaining amount of the purchase price was paid from proceeds of our public offering of our partnership units. The Coit Note provides the ability for the Coit Partnership to elect as the interest rate per annum under the Coit Note (i) a fixed rate for the initial disbursement, (ii) to convert prime rate advances to a fixed rate portion; or (iii) to convert a matured fixed rate portion into a new fixed rate portion. A fixed rate has been obtained at 3.34% through April 2005. The entire principal balance of the Coit Loan is due and payable in full on October 4, 2007. However, an option is available to the Coit Partnership to extend the maturity date for two successive periods of twelve months each, if certain conditions are met. The balance of the Coit Loan at December 31, 2004 was $5,917,280. The Coit Property is subject to a deed of trust to collateralize payment of the Coit Loan.

        On November 8, 2004, we acquired a 70% interest in the ownership of the Mockingbird Commons Property, through our direct and indirect partnership interests in the Mockingbird Commons Partnership. The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations and no operations are planned until the redevelopment process has been completed. The contract price for the Mockingbird Commons was $17,000,000, excluding closing costs.

        The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using the Mockingbird Commons Loan under the Mockingbird Commons Loan Agreement to pay a portion of such purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. The Mockingbird Commons Loan is further evidenced by a promissory note from us to Texans Commercial Capital, LLC in the amount of $17,000,000 with a fixed interest rate of 6% per annum. The Mockingbird Commons Loan Agreement has a two-year term and allows for prepayment of the principal balance, in whole or in part, with no prepayment penalty fee, with at least 5 business days written notice. The balance of the Mockingbird Commons Loan at December 31, 2004 was $14,409,531. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the Mockingbird Commons Loan. We have guaranteed the Mockingbird Commons Loan. Under the guarantee, our obligation is limited to 70% of any unpaid balance. In addition, under the guarantee, obligations from the Mockingbird Commons Partnership to us are subordinated to the Mockingbird Commons Loan.

        The operating lease is composed of the ground lease assumed for the land on which the Woodall Rodgers Improved Property portion of the Woodall Rodgers Property is situated and has an initial 99-year term that expires September 30, 2097. The monthly lease payment was $25,458 through June 30, 2004. Beginning July 1, 2004, the monthly lease payment was increased to $29,279. Rent escalations on June 30, 2012, and every eight years thereafter, are based on one of two alternative procedures. The first alternative is based on an appraisal of the market value of the lease premises and the second alternative is based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease. Under the terms of the lease, Behringer Harvard Woodall Rodgers LP is responsible for taxes, utilities and insurance for the leased property.

        On March 21, 2005, we entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase property located at 250/290 East John Carpenter Freeway in Irving, Texas (the "250/290 Property") from Martel Office Buildings I, LLC, an unaffiliated third party. The 250/290 Property consists of a three-story office building built in 1976 and two connected seven-story towers, each built in 1983. The three-building complex is comprised of approximately 536,241 rentable square feet located on approximately
15.3 acres of land. The contract price for the 250/290 Property is $29,250,000, excluding closing costs. We intend to use proceeds from the Offering to pay a portion of the purchase price and the remaining amount will be financed.

        We were in compliance with all financial covenants and restrictions of the loan agreements at December 31, 2004.

10.     LEASE INTANGIBLES

        We had the following lease intangibles at December 31, 2004.

                                                                 Initial cost
                                       -----------------------------------------------------------------
                                        In-Place Leases       Above            Below
                                          & Customer          Market          Market          Deferred        Accumulated
         Property Name                   Relationship         Leases          Leases           Leases        amortization
        --------------------------------------------------------------------------------------------------------------------
         Woodall Rodgers                  $ 1,257,073       $  385,713      $        -       $   51,141       $   351,667
         Quorum Property                      768,790          248,535        (323,905)         112,542           109,237
         Coit Property                      3,653,917        1,119,575               -                -           227,309
         Mockingbird Commons                        -                -               -                -                 -
                                       -------------------------------------------------------------------------------------
                      Totals              $ 5,679,780       $1,753,823      $ (323,905)      $  163,683       $   688,213
                                       =====================================================================================

        Amortization of in-place lease intangibles and deferred leases of $543,104 was included in amortization expense and amortization of above and below market leases was $145,109 and was included as an adjustment to rental income for the year ended December 31, 2004.

11.     GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the years ended December 31, 2004 and 2003 consisted of the following:

                                         Year ended December 31,
                                 ----------------------------------------
                                       2004                    2003
                                 -----------------       ----------------

        Auditing expense          $       169,559         $       42,767
        Transfer agent fees                86,131                 25,918
        Tax preparation fees                5,500                 15,750
        D&O insurance                      47,973                 15,795
        Legal fees                         38,325                      -
        Advisory board fees                12,000                  9,000
        Other                              40,743                  3,559
                                 -----------------       ----------------
                                  $       400,231         $      112,789
                                 =================       ================

        Of the $400,231 of general and administrative expenses incurred in the year ended December 31, 2004, $11,281 was paid to Behringer Harvard Advisors II for organizational expenses. For the year ended December 31, 2003, $895 of the $112,789 of general and administrative expense incurred, was paid to Behringer Harvard Advisors II for organizational expenses.

12.     PARTNERS' CAPITAL

        We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to February 19, 2005, we had a distribution reinvestment and automatic repurchase plan ("DRIP") whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared, except that the units issued through the DRIP are recorded when the units are actually issued. The offering of the units pursuant to the DRIP was terminated with the termination of the Offering on February 19, 2005. The following are the distributions declared during the year ended December 31, 2004.

                                                                     Distributions
                                            -------------------------------------------------------------
                     2004                          Total                 Cash                 DRIP
        -------------------------------     --------------------   ------------------   -----------------
        First Quarter                        $          109,005     $         51,705     $        57,300
        Second Quarter                                  125,783               57,349              68,434
        Third Quarter                                   201,686               84,427             117,259
        Fourth Quarter                                  372,919              145,014             227,905
                                            --------------------   ------------------   -----------------
                                             $          809,393     $        338,495     $       470,898
                                            ====================   ==================   =================

        In January 2005, we issued 9,994 limited partnership units valued at $99,547 to participants in the DRIP in lieu of cash distributions declared for December 2004. As of December 31, 2004, distributions payable were $159,960. There were no distributions declared or paid during the year ended December 31, 2003.

13.     RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation incurred by us during the years ended December 31, 2004 and 2003.

                                                                                             Total capitalized
                                                                       Total capitalized      to real estate
                                                        Total             to offering         and investments         Total
                                                      incurred               costs           in joint ventures       expensed
                                                   -----------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31, 2004

        Behringer Securities, commissions and
          dealer manager fees                       $    5,638,387      $      5,638,387     $                -    $           -

        Behringer Advisors II, reimbursement of
          organization and offering expenses             1,588,832             1,577,551                      -           11,281

        Behringer Advisors II, acquisition,
           advisory fees and expenses                    1,977,436                     -              1,977,436                -

        HPT Management LP,  property management
          and leasing fees                                 115,655                     -                      -          115,655

        Behringer Advisors II, asset management
          fees                                              72,869                     -                      -           72,869
                                                   ----------------    ------------------   --------------------  --------------
            Total                                   $    9,393,179      $      7,215,938     $        1,977,436    $     199,805
                                                   ================    ==================   ====================  ==============

                                                                                             Total capitalized
                                                                       Total capitalized      to real estate
                                                        Total             to offering         and investments         Total
                                                      incurred               costs           in joint ventures       expensed
                                                   -----------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31, 2003

        Behringer Securities commissions and
          dealer manager fees                       $      461,268      $        461,268     $                -    $           -

        Behringer Advisors II, reimbursement of
          organization and offering expenses               129,705               128,810                      -              895

        Behringer Advisors II, acquisition,
          advisory fees and expenses                             -                     -                      -                -

        HPT Management LP,  property management
          and leasing fees                                       -                     -                      -                -

        Behringer Advisors II, asset management
          fee                                                    -                     -                      -                -
                                                   ----------------    ------------------   --------------------  --------------
            Total                                   $      590,973      $        590,078     $                -    $         895
                                                   ================    ==================   ====================  ==============

        Behringer Securities, our affiliated dealer manager, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan. Behringer Securities reallows all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $4,059,019 in selling commissions and $1,579,368 in dealer manager fees in the year ended December 31, 2004. In the year ended December 31, 2003, Behringer Securities earned $331,563 in selling commissions and $129,705 in dealer management fees. The commissions and dealer manager fees were capitalized as offering costs in "Partners' capital" on our balance sheet for the years ended December 31, 2004 and 2003.

        Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2004, $1,936,297 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf, of which $1,718,537 had been reimbursed by us and the balance of $217,760 will be reimbursed at a rate of 2.5% of future equity raised. Of the $1,718,537 of organization and offering costs reimbursed by us as of December 31, 2004, $1,706,361 had been capitalized as offering costs in "Partners' capital" on our balance sheet and $12,176 had been expensed as organizational costs. For the year ended December 31, 2004, we reimbursed $1,588,832 of organization and offering expenses, of which $1,577,551 was capitalized as offering costs in "Partners' capital" on our balance sheet and $11,281, was expensed as organizational costs. For the year ended December 31, 2003, we reimbursed $129,705 of organization and offering expenses, of which $128,810 was capitalized as offering costs in "Partners' capital" on our balance sheet and $895, was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on anticipated respective equity offering sizes of those entities.

        Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the year ended December 31, 2004, Behringer Advisors II earned $1,694,945 of acquisition and advisory fees and was reimbursed $282,491 for acquisition related expenses. Behringer Advisors did not earn any acquisition or advisory fees for the year ended December 31, 2003.

        For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the year ended December 31, 2004 we incurred $115,655 in property management fees payable to HPT Management. We incurred no property management fees payable to HPT Management for the year ended December 31, 2003.

        We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2004, we incurred $72,869 of asset management fees. We incurred no asset management fees during the year ended December 31, 2003.

        In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution ( a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

        We are dependent on Behringer Advisors II, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of our limited partnership units, asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

14.     INCOME TAX BASIS NET INCOME

Our income tax basis net income for the years ended December 31, 2004 and 2003 is recalculated as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                          2004                 2003
                                                    -----------------    -----------------
Net loss for financial statement purposes            $    (1,315,086)     $      (109,181)

Adjustments:
   Organization and start up costs                            25,467              112,789
   Bad debt expense                                          128,102                    -
   Straight line rent                                       (117,754)                   -
   Prepaid rent                                              280,116                    -
   Other                                                    (160,554)                   -
   Depreciation                                              930,890                    -
                                                    -----------------    -----------------

Net income (loss) for income tax purposes            $      (228,819)     $         3,608
                                                    =================    =================

15.     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

        The following disclosure of estimated fair values was determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and cash equivalents and restricted cash are short term and/or highly liquid in nature. Accordingly, fair value approximates the carrying values of these items.

        The mortgages payable totaling approximately $31,200,000 as of December 31, 2004 have a fair value of approximately $30,500,000 based upon interest rates for mortgages with similar terms and remaining maturities that management believes the Company could obtain.

        The fair value estimate presented herein is based on information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2004 and 2003.

                                                                          2004 Quarters Ended
                                            --------------------------------------------------------------------------------
                                                  March 31         June 30      September 30     December 31       Total
                                            --------------------------------------------------------------------------------
Revenues                                      $     204,733    $    379,327     $    748,566     $ 1,283,425    $  2,616,051
Net loss                                      $    (111,956)   $   (224,663)    $   (478,568)    $  (499,899)   $ (1,315,086)
Weighted average number of
  limited partnership units outstanding           1,075,130       1,677,826        2,660,469       4,894,646
Net loss per limited partnership unit         $       (0.10)   $      (0.13)    $      (0.18)    $     (0.10)


                                                                          2003 Quarters Ended
                                            --------------------------------------------------------------------------------
                                                  March 31         June 30      September 30     December 31       Total
                                            --------------------------------------------------------------------------------

Revenues                                      $           -    $          -     $          -     $         -    $          -
Net loss                                      $           -    $          -     $    (31,654)    $   (77,527)   $   (109,181)
Weighted average number of
  limited partnership units outstanding                   -               -           24,582          85,576
Net loss per limited partnership unit         $           -    $          -     $      (1.29)    $     (0.91)

17.     SUBSEQUENT EVENTS

        On February 22, 2005, we assigned our contract to purchase the Lakeway Inn to Behringer Harvard Lakeway LP, a Texas limited partnership wholly-owned by Behringer Harvard Strategic Opportunity Fund I LP, an entity affiliated with our sponsor, Behringer Harvard Holding, LLC. In connection with this assignment to Behringer Harvard Lakeway LP, we will be reimbursed for the costs we incurred under the previous assignment from Harvard Property Trust, LLC, including the $1,500,000 in earnest money deposits that we previously paid, with interest.

        On March 3, 2005, we acquired an 80% interest in the ownership of approximately 4.97 acres of land in Dallas, Texas located on the south side of Northwest Highway and east of Midway Road (the "Northwest Highway Property"), through our direct and indirect partnership interests in Behringer Harvard Northwest Highway LP (the "Northwest Highway Partnership"). The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and no operations are planned by the Northwest Highway Partnership. The total contract purchase price for the Northwest Highway Property was $4,542,000, excluding closing costs. We paid the entire cost of our 80% interest in the Northwest Highway Property through our contributions to the Northwest Highway Partnership from proceeds of the Offering.

        On March 21, 2005, we entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase property located at 250/290 East John Carpenter Freeway in Irving, Texas from Martel Office Buildings I, LLC, an unaffiliated third party. The property consists of a three-story office building built in 1976 and two connected seven-story towers, each built in 1983. The three-building complex is comprised of approximately 536,241 rentable square feet located on approximately 15.3 acres of land. The contract price for the property is $29,250,000, excluding closing costs. We intend to use proceeds from the Offering to pay a portion of the purchase price and the remaining amount will be financed. An earnest money deposit of $1,250,000 was made by us on March 21, 2005, and an additional earnest money deposit of $1,000,000 will be paid on or before April 4, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE



To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2005, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2005

                                      BEHRINGER HARVARD SHORT-TERM VALUE OPPORTUNITY FUND I LP
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            SCHEDULE III
                                                          DECEMBER 31, 2004


                                                         Initial cost            Cost            Gross
                                                 --------------------------   capitalized        amount
                                                                               subsequent       carried at       Accumulated
Property Name          Market      Encumbrances     Land         Buildings   to acquisition   close of period   depreciation
----------------------------------------------------------------------------------------------------------------------------

Woodall Rodgers        Dallas      $ 6,000,000   $ 2,913,451    $ 6,312,480     $ 72,313       $ 9,298,244       $ 231,205
Quorum Property        Dallas        4,908,269     2,196,698      6,660,281      317,976         9,174,955         143,054
Coit Property          Dallas        5,917,280     3,500,000      2,955,472            -         6,455,472          19,518
Mockingbird Commons    Dallas       14,409,531    11,067,000      7,503,740                     18,570,740               -
                                   -----------------------------------------------------------------------------------------
            Totals                 $31,235,080   $19,677,149    $23,431,973     $390,289      $ 43,499,411       $ 393,776
                                   =========================================================================================


                         Year of        Date     Depreciable
Property Name         construction   acquired       life
-------------------------------------------------------------

Woodall Rodgers           1984       2/11/2004       (1)
Quorum Property           1981        7/2/2004       (1)
Coit Property             1986       10/4/2004       (1)
Mockingbird Commons                  11/8/2004       (2)

            Totals


(1) Building 25 years
(2) Property under development
(3) The aggregate cost for federal income tax purporses is equal to the gross amount carried at the close of the period.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

1.1 Form of Dealer Manager Distribution Agreement between Registrant and Behringer Securities LP (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11,
        2003)
3.1 Form of Agreement of Limited Partnership of Registrant, as amended (included as Exhibit B to Supplement No. 2 to the Prospectus dated September 18, 2003)
3.2 Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)
4.1 Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to Supplement No. 1 to the Prospectus dated June 3, 2003)
5.1 Opinion of Fulbright & Jaworski L.L.P. as to legality of securities (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on December 23, 2002)
8.1 Opinion of Morris, Manning & Martin, LLP as to tax matters (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11, 2003)
10.1 Form of Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No.333-100125, filed on June 30, 2004)
10.2 Form of Escrow Agreement between the Registrant and Wells Fargo Bank Iowa, N.A. (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11, 2003)
10.3 Distribution Reinvestment Plan (included as Exhibit D to prospectus, as supplemented)
10.4 Agreement of Limited Partnership of Behringer Harvard Woodall Rodgers LP (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.5 Assignment of Purchase and Sale Agreements by PRG Realty Partners, Ltd. and Behringer Harvard Woodall Rodgers LP (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.6 Purchase and Sale Agreement by and between Oly Uptown General Partnership and PRG Realty Partners, Ltd., with respect to 1909 Woodall Rodgers Freeway (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.7 First Amendment to Purchase and Sale Agreement by and between Oly Uptown General Partnership and PRG Realty Partners, Ltd., with respect to 1909 Woodall Rodgers Freeway (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.8 Purchase and Sale Agreement by and between Oly McKinney, L.P. and PRG Realty Partners, Ltd., with respect to the Oly McKinney Vacant Land (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.9 First Amendment to Purchase and Sale Agreement by and between Oly McKinney, L.P. and PRG Realty Partners, Ltd., with respect to the Oly McKinney Vacant Land (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.10 Deed of Trust by Behringer Harvard Woodall Rodgers LP (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.11 Promissory Note made by Behringer Harvard Woodall Rodgers LP payable to Benchmark Bank (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)
10.12 Form of Purchase and Sale Contract between Crescent Real Estate Funding VII, L.P. and Harvard Property Trust, LLC with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.13 Form of First Amendment to Purchase and Sale Contract by and between Crescent Real Estate Funding VII, L.P. and Harvard Property Trust, LLC with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.14 Form of Assignment, Assumption and Amendment of Purchase and Sale Contract by and between Harvard Property Trust, LLC and Behringer Harvard Quorum I LP with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.15 Form of Loan Agreement by and between First American Bank, SSB and Behringer Harvard Quorum I LP with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.16 Form of Deed of Trust with respect to Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.17 Form of Agreement of Limited Partnership of Behringer Harvard Plaza Skillman LP (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.18 Form of Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.19 Form of First Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.20 Form of Second Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.21 Form of Third Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.22 Form of Fourth Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.23 Form of Fifth Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.24 Form of Assignment of Purchase and Sale Agreement by Audelia Plaza, Ltd. and Behringer Harvard Plaza Skillman LP with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.25 Form of Loan Assumption and Substitution Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.26 Form of Agreement of Limited Partnership of Behringer Harvard 4245 Central LP (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.27 Form of Contract of Sale by and among Vortisch Holdings, L.P., Cantex Realties, Inc. and Realty America Group I, LP with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.28 Form of First Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.29 Form of Second Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.30 Form of Third Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.31 Form of Fourth Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.32 Form of Fifth Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.33 Form of Sixth Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.34 Form of Seventh Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.35 Form of Assignment of Purchase and Sale Agreement by Realty America Group (4245 Central), LP and Behringer Harvard 4245 Central LP with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.36 Form of Loan Agreement between Behringer Harvard 4245 Central LP and Bank of America, N.A. with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.37 Form of Deed of Trust with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)
10.38 Contract of Purchase and Sale by and between Behringer Harvard Woodall Rodgers LP and Texas Land & Realty, LLC with respect to the Woodall Rodgers Property (previously filed and incorporated by reference to Form 8-K filed on September 9, 2004)
10.39 Agreement of Sale and Purchase between 98 CUSA Plan, L.P. and Realty America (1221 Coit Road), LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8,
        2004)
10.40 Reinstatement and First Amendment to Agreement of Sale and Purchase between 98 CUSA Plano, L.P. and Realty America Group (1221 Coit Road), LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.41 Assignment of Agreement of Sale and Purchase by Realty America Group (1221 Coit Road), LP and Behringer Harvard 1221 Coit LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.42 Second Amendment to Agreement of Sale and Purchase between 98 CUSA Plano, L.P. and Behringer Harvard 1221 Coit LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.43 Agreement of Limited Partnership among Behringer Harvard 1221 Coit GP, LLC, Behringer Harvard Short-Term Opportunity Fund I LP and Realty America Group (1221 Coit Road), LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.44 Loan Agreement between Washington Mutual Bank, FA and Behringer Harvard 1221 Coit LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.45 Promissory Note made by Behringer Harvard 1221 Coit LP to Washington Mutual Bank, FA regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.46 Deed of Trust and Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard 1221 Coit LP in favor of Mark C. McElree, as trustee, and Washington Mutual Bank, FA regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.47 Repayment Guaranty made by Behringer Harvard Short-Term Opportunity Fund I LP in favor of Washington Mutual Bank, FA regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.48 Contract of Purchase and Sale by and between Maharishi Global Development Fund and Realty America Group, L.P. regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)
10.49 Agreement of Limited Partnership of Behringer Harvard Mockingbird Commons GP, LLC, Behringer Harvard Mockingbird Commons Investors LP and Realty America Group regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)
10.50 Loan Agreement made between Texans Commercial Capital, LLC and Behringer Harvard Mockingbird Commons LP regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)
10.51 Guaranty Agreement made by Behringer Harvard Short-Term Opportunity Fund I LP to Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)
10.52 Deed of Trust, Security Agreement and Financing Statement by Behringer Harvard Mockingbird Commons LP, as grantor, to Gerald W. Gurney and/or John C. O'Shea as Trustee for the benefit of Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)
10.53 Purchase and Sale Agreement by and between YCP Lakeway, L.P., YCP Lakeway Operator, Inc. and Harvard Property Trust, LLC dated November 24, 2004 as assigned by Harvard Property Trust, LLC to Behringer Harvard Short-Term Opportunity Fund I LP on November 24, 2004 regarding the Lakeway Inn Conference Resort (previously filed and incorporated by reference to Form 8-K filed on December 1, 2004)
10.54 Assignment of Purchase and Sale Agreement and Escrow Instructions by Behringer Harvard Short-Term Opportunity Fund I LP to Behringer Harvard Lakeway LP on February 22, 2005 regarding the Lakeway Inn Conference Resort (previously filed and incorporated by reference to Form 8-K filed on February 28, 2005)
10.55 Agreement of Limited Partnership of Behringer Harvard Northwest Highway LP by and among Behringer Harvard Northwest Highway GP, LLC, Behringer Harvard Short-Term Opportunity Fund I LP, J.L. Armstrong Trust and Paul and Wilma Nothern Family Trust regarding Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on March 7, 2005)
10.56 Assignment of Contract of Sale by and between MHC HomeAmerica, Inc. and Behringer Harvard Northwest Highway LP regarding the Northwest Highway Property regarding Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on March 7, 2005)
10.57 Development Management Agreement by and between Behringer Harvard Northwest Highway LP and MHC HomeAmerica, Inc. regarding Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on March 7, 2005)
21.1    List of Subsidiaries
23.1    Consent of PricewaterhouseCoopers LLP
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification of Chief Executive and Financial Officers