Form 10-Q
period 2005-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2005-05-16
CIK 1179351

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

   |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-51291

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

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005


                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of March 31, 2005 and
           December 31, 2004...................................................3

        Consolidated Statements of Operations for the three
           months ended March 31, 2005 and 2004................................4

        Consolidated Statements of Cash Flows for the three
           months ended March 31, 2005 and 2004................................5

        Notes to Consolidated Financial Statements.............................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.................................................18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............25

ITEM 4. CONTROLS AND PROCEDURES...............................................25

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................26

ITEM 5. OTHER INFORMATION.....................................................26

ITEM 6. EXHIBITS..............................................................26

SIGNATURE.....................................................................27


                                                    PART I
                                            FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                         MARCH 31,           DECEMBER 31,
                                                                            2005                 2004
                                                                     -------------------   ------------------
ASSETS
     REAL ESTATE
         Land                                                         $       8,610,149     $      8,610,149
         Buildings, net                                                      16,001,587           15,924,745
         Real estate under development                                       25,714,839           18,570,740
         Acquired in-place lease intangibles, net                             6,192,773            6,707,687
         Deferred leasing intangibles, net                                      237,091              159,717
                                                                     -------------------   ------------------
     TOTAL REAL ESTATE                                                       56,756,439           49,973,038

         Cash and cash equivalents                                           66,443,874           36,503,558
         Restricted cash                                                        190,450            4,730,194
         Accounts receivable, net                                               545,086              656,095
         Receivables from affiliates                                            820,728            1,602,840
         Prepaid expenses and other assets                                       84,579              136,394
         Escrow deposits                                                      1,250,000                    -
         Investments in unconsolidated joint ventures                         4,819,848            4,953,267
         Deferred financing fees, net of accumulated
           amortization of $182,600 and $98,383, respectively                   638,672              722,889
                                                                     -------------------   ------------------
TOTAL ASSETS                                                          $     131,549,676     $     99,278,275
                                                                     ===================   ==================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
         Mortgage notes payable                                       $      32,308,237     $     31,235,080
         Accounts payable                                                        41,769               59,653
         Payables to affiliates                                                 154,374              571,852
         Acquired below market lease intangibles, net                           261,401              282,236
         Distributions payable                                                  279,998              159,960
         Accrued liabilities                                                  2,431,421            1,682,584
         Subscriptions for limited partnership units                              1,838            4,731,878
                                                                     -------------------   ------------------
TOTAL LIABILITIES                                                            35,479,038           38,723,243

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                             1,733,952            1,695,362

PARTNERS' CAPITAL
         Limited partners - 11,000,000 units authorized;
           10,992,410 units and 6,939,778 units issued
           and outstanding at March 31, 2005 and
           December 31, 2004, respectively                                   94,336,210           58,859,193
         General partners                                                           476                  477
                                                                     -------------------   ------------------
TOTAL PARTNERS' CAPITAL                                                      94,336,686           58,859,670
                                                                     -------------------   ------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $     131,549,676     $     99,278,275
                                                                     ===================   ==================


                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      3


                           BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                                THREE MONTHS           THREE MONTHS
                                                                    ENDED                  ENDED
                                                               MARCH 31, 2005         MARCH 31, 2004
                                                            --------------------   --------------------
REVENUE
      Rental revenue                                         $        1,148,328     $          204,733
                                                            --------------------   --------------------
TOTAL REVENUES                                                        1,148,328                204,733

EXPENSES
      Property operating expenses                                       272,060                 71,830
      Property repairs and maintenance                                      655                  5,500
      Ground rent                                                        87,837                 41,259
      Real estate taxes                                                 122,499                 29,492
      Property and asset management fees                                 44,162                 14,688
      General and administrative                                        194,128                 49,256
      Interest expense                                                  173,373                 48,033
      Depreciation and amortization                                     562,291                 70,878
                                                            --------------------   --------------------
TOTAL EXPENSES                                                        1,457,005                330,936
                                                            --------------------   --------------------

Interest income                                                         311,978                 14,247
Equity in losses of investments in
    unconsolidated joint ventures                                      (252,268)                     -
Minority interest                                                         1,929                      -
                                                            --------------------   --------------------

NET LOSS                                                     $         (247,038)    $         (111,956)
                                                            ====================   ====================

ALLOCATION OF NET LOSS
Net loss allocated to general partners                       $               (1)    $               (5)
                                                            ====================   ====================

Net loss allocated to limited partners                       $         (247,037)    $         (111,951)
                                                            ====================   ====================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                     10,106,553              1,075,130
                                                            ====================   ====================

NET LOSS PER LIMITED PARTNERSHIP UNIT                        $            (0.02)    $            (0.10)
                                                            ====================   ====================


                             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                   4


                        BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                             THREE MONTHS        THREE MONTHS
                                                                 ENDED              ENDED
                                                            MARCH 31, 2005      MARCH 31, 2004
                                                         -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $        (247,038)   $        (111,956)
Adjustments to reconcile net loss to net cash
   flows provided by (used in) operating activities:
Minority interest                                                    (1,929)                   -
Equity in losses of investments in joint ventures                   252,268                    -
Depreciation and amortization                                       708,342               96,512
Change in accounts receivable                                       111,009               (7,079)
Change in prepaid expenses and other assets                          51,815               16,611
Change in accounts payable                                          (17,884)              (9,459)
Change in accrued liabilities                                       724,836              (24,404)
                                                         -------------------  -------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   1,581,419              (39,775)
                                                         -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                            (21,000)         (10,673,125)
Purchases of properties under development                        (4,682,550)                   -
Capital expenditures for properties under development            (2,341,479)                   -
Investments in joint ventures                                      (118,849)                   -
Purchases of property and equipment                                (309,332)              (1,175)
Escrow deposits on properties to be acquired                     (1,250,000)                   -
                                                         -------------------  -------------------
CASH USED IN INVESTING ACTIVITIES                                (8,723,210)         (10,674,300)
                                                         -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes                                      1,238,597            3,600,000
Payment of mortgage notes                                          (165,440)                   -
Financing costs                                                           -              (49,520)
Proceeds from sale of limited partnership units                  40,206,197            6,916,382
Offering costs                                                   (3,834,249)            (535,682)
Distributions                                                      (527,856)                   -
Distribution to minority interest holders                            (9,482)                   -
Change in limited partners' subscriptions                        (4,730,040)           1,285,706
Change in restricted cash                                         4,539,744           (1,291,223)
Change in receivables from and payables to affiliates               364,636              (37,504)
                                                         -------------------  -------------------
CASH PROVIDED BY FINANCING ACTIVITIES                            37,082,107            9,888,159
                                                         -------------------  -------------------

Net change in cash and cash equivalents                          29,940,316             (825,916)
Cash and cash equivalents at beginning of period                 36,503,558            4,572,566
                                                         -------------------  -------------------
Cash and cash equivalents at end of period                $      66,443,874    $       3,746,650
                                                         ===================  ===================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                             $          96,787    $          35,653
                                                         ===================  ===================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued
   under distribution reinvestment plan                   $          99,683    $               -
Distributions payable in limited partnership units
   under distribution reinvestment plan                   $               -    $          57,300


                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                5

               BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      ORGANIZATION

        Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the "Partnership," "we," "us" or "our") is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP ("Behringer Advisors II") and Robert M. Behringer (collectively, the "General Partners"). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the "Offering"), terminated on February 19, 2005, and is described below. The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

        We are opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues. Many of the markets where we acquire properties have low barriers to entry. However, we are not limited to such type of investments. We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities if the General Partners determine that it would be advantageous to do so. Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels. However, we will not actively engage in the business of operating hotels, motels or similar properties.

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

2.      PUBLIC OFFERING

        On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment plan at $10 per unit. On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the distribution reinvestment plan to the 50,000 units that had already been issued, thus terminating our distribution reinvestment plan.

        We were in the development stage through February 10, 2004. On February 11, 2004, we commenced operations with our acquisition of a five-story office building in Dallas, Texas containing approximately 1.7 acres of land subject to a ground lease that expires in 2097 (collectively, the "Woodall Rodgers Improved Property"). We also acquired 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the "Woodall Rodgers Development Property," and together with the Woodall Rodgers Improved Property, the "Woodall Rodgers Property").

        As of March 31, 2005, we had 10,992,410 limited partnership units outstanding. No additional units have been issued subsequent to March 31, 2005, as we terminated our Offering on February 19, 2005.

3.      INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet as of March 31, 2005 and consolidated statements of operations and cash flows for the three month periods ended March 31, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004 and the results of our operations and cash flows for the periods ended March 31, 2005 and 2004.

        Amounts in previous periods have been reclassified to conform to current period presentation with no effect on previously reported net income or partners' capital.

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R or if we are not determined to be the primary beneficiary, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures".

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

     INVESTMENT IMPAIRMENT

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

        For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the periods ended March 31, 2005 and 2004.

     CASH AND CASH EQUIVALENTS

        We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Subscription proceeds were held in escrow until investors were admitted as limited partners. We admitted new limited partners until the Offering was terminated on February 19, 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow. Restricted cash at March 31, 2005 includes interest income on subscription proceeds held in escrow until investors were admitted as limited partners, monies held in escrow for insurance, taxes and other reserves for properties acquired by and consolidated with us.

     ACCOUNTS RECEIVABLE

        Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.

     RECEIVABLES FROM AFFILIATES

        Receivables from affiliates at March 31, 2005 includes $808,843 for overpayment of organization and offering expenses that we reimburse to our affiliate, Behringer Advisors II. Receivables from affiliates at December 31, 2004 included $1,500,000 due from an affiliate for deposits paid by us for the future acquisition of the Lakeway Inn & Resort located in Austin, Texas (the "Lakeway Inn"). On February 22, 2005, we announced that we had assigned our contract to purchase the Lakeway Inn to Behringer Harvard Lakeway LP, a Texas limited partnership wholly-owned by Behringer Harvard Strategic Opportunity Fund I LP, an entity affiliated with our sponsor, Behringer Harvard Holdings, LLC. During the quarter ended March 31, 2005, in connection with this assignment to Behringer Harvard Lakeway LP, we were reimbursed for the costs we incurred under the previous assignment from Harvard Property Trust, LLC, including the $1,500,000 in earnest money deposits previously paid by us.

     PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets at March 31, 2005 include prepaid expenses such as prepaid insurance.

     ESCROW DEPOSITS

        Escrow deposits at March 31, 2005 include deposits for the purchase of properties that we have under contract.

     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        As of March 31, 2005, "Investments in unconsolidated joint ventures" on our balance sheet consists of our 85.71% ownership interest in a neighborhood shopping/service center (the "Skillman Property") and our 50% ownership interest in a six-story office building (the "Central Property"), both located in Dallas, Texas.

        In connection with the acquisition of investments in joint ventures, we incur certain acquisition and advisory fees that are paid to an affiliate. These fees are capitalized as part of our basis in the investments in joint ventures. We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying tangible real estate assets, which represent the assets to which the excess is most clearly related.

     DEFERRED CHARGES

        Leasing costs and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related lease. Deferred financing fees are recorded at cost and are amortized using a method that approximates the effective interest method over the life of the related debt.

     REVENUE RECOGNITION

        We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. For the quarters ended March 31, 2005 and 2004, the total net increase to rental revenues due to straight-line rent adjustments was $101,234 and $9,137, respectively.

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

     CONCENTRATION OF CREDIT RISK

        At March 31, 2005, we had cash and cash equivalents and restricted cash on deposit in five financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

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

5.      REAL ESTATE

        We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At March 31, 2005, we owned two properties through direct ownership and five properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures are consolidated and two are accounted for under the equity method.

        As of March 31, 2005, we owned the following properties:

                                                          Approx. Rentable
           Property Name                  Location         Square Footage           Description
           -------------------------------------------------------------------------------------------
           Woodall Rogers Property      Dallas, Texas             74,090      5-story office building
           Quorum Property              Dallas, Texas            133,799      7-story office building

        As of March 31, 2005, we, through separate limited partnerships or joint venture agreements, have acquired interests in the following properties:

                                                   Approx. Rentable                               Ownership
Property Name                       Location        Square Footage           Description           Interest
-------------------------------------------------------------------------------------------------------------
Skillman Property                 Dallas, Texas            98,764      shopping/service center      85.71%
Central Property                  Dallas, Texas            87,292      6-story office building      50.00%
Coit Property                     Dallas, Texas           105,030      2-story office building      90.00%
Mockingbird Commons Property      Dallas, Texas           475,000       redevelopment property      70.00%
Northwest Highway Property        Dallas, Texas                 -       redevelopment property      80.00%

     ACQUISITIONS

        On March 3, 2005, we acquired an 80% interest in 4.97 acres of land in Dallas, Texas, located on the south side of Northwest Highway and east of Midway Road (the "Northwest Highway Property") through the closing by Behringer Harvard Northwest Highway LP (the "Northwest Highway Partnership") on the purchase of such property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations, and no operations are planned by the Northwest Highway Partnership. The total purchase price for the Northwest Highway Property was approximately $4,700,000. We paid the entire cost of our 80% interest in the Northwest Highway Property through contribution of such funds in respect of our interests in the Northwest Highway Partnership from proceeds of the Offering. At the closing, the two individuals who serve as trustees of the Class B Limited Partners of the Northwest Highway Partnership received a brokerage commission in the amount of $242,000 from the sellers pursuant to the purchase contract. The Northwest Highway Partnership entered into a Development Management Agreement with MHC HomeAmerica, Inc., an unaffiliated third party, to perform development services in respect of the property. MHC HomeAmerica, Inc. will receive a development fee from the Northwest Highway Partnership of $66,000, payable in 12 monthly installments. The development services include all development and construction management services required to complete and make ready for construction a residential subdivision containing a minimum of 19 lots on the Northwest Highway Property.

        On April 20, 2005, the Northwest Highway Partnership entered into a construction loan agreement (the "Northwest Highway Loan Agreement") with The Frost National Bank, an unaffiliated third party (the "Northwest Highway Lender"). We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                Estimated
         Description                           Allocation      Useful Life
        -------------------------------------------------------------------
         Real estate under development      $     4,718,596          -
         Other liabilities                          (38,546)         -
                                            ---------------
         Total                              $     4,680,050
                                            ===============

PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the three months ended March 31, 2004, on an unaudited pro forma basis, as if the acquisition of the Woodall Rodgers, Quorum, Coit, Mockingbird Commons and Northwest Highway Properties had occurred as of January 1, 2004. The Northwest Highway Property was acquired on March 3, 2005. However, the Northwest Highway Property is a development property that had no operations during the quarter ended March 31, 2005. Therefore, no pro forma results are presented for the three months ended March 31, 2005. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction occurred on January 1, 2004, nor are they indicative of results of operations which may occur in the future.

                                                     Three months ended
                                                       March 31, 2004
                                                    --------------------

       Total revenues                                $        1,100,408
       Total expenses                                        (1,783,250)
                                                    --------------------
       Net loss                                      $         (682,842)
                                                    ====================

       Weighted average number of limited
           partnership units outstanding                      3,521,717

       Net loss per limited partnership unit         $            (0.19)
                                                    ====================

6.      INVESTMENTS IN JOINT VENTURES

        Our investments in joint ventures as of March 31, 2005 consisted of our proportionate share of the following assets and liabilities:


                                                Skillman          Central
                                                Property         Property
                                             ---------------  ---------------
      Land                                     $  3,202,871      $   596,713
      Buildings, net                              7,589,931        6,268,625
      Real estate intangibles, net                2,870,212          925,529
      Cash and cash eqivalents                      224,054                -
      Restricted cash                               320,964           50,217
      Accounts receivable and other assets          363,107          206,403
                                             ---------------  ---------------
      Total assets                             $ 14,571,139      $ 8,047,487
                                             ===============  ===============

      Total liabilities                        $ 11,035,697      $ 5,785,892

      Equity                                      3,535,442        2,261,595
                                             ---------------  ---------------

      Total liabilities and equity             $ 14,571,139      $ 8,047,487
                                             ===============  ===============

        In the three months ended March 31, 2005, we recorded $252,268 of equity in losses from our investments in joint ventures. Our equity in losses from these joint venture investments is our proportionate share of the following losses of the Skillman Property and the Central Property for the three months ended March 31, 2005:

                                                Skillman         Central
                                                Property         Property
                                             ---------------  ---------------
      Revenue:
      Rental income                              $  361,953       $  240,222
      Tenant reimbursement income                   171,829           11,150
                                             ---------------  ---------------
      Total revenues                                533,782          251,372

      Operating costs and expenses:
      General and operating expenses                 51,422           99,950
      Utilities                                      16,127           53,610
      Property management and
         asset management fees                       30,436           21,164
      Real estate taxes                              92,509           57,006
      Depreciation and amortization                 327,514          161,022
      Interest expense                              171,257           82,046
                                             ---------------  ---------------
      Total operating costs and expenses            689,265          474,798
                                             ---------------  ---------------
      Net loss                                   $ (155,483)      $ (223,426)
                                             ===============  ===============


        In connection with the acquisition of the investments in Skillman and Central, we incurred acquisition and advisory fees totaling $454,480, which were capitalized as part of our basis in these investments. During the three months ended March 31, 2005, we recorded amortization of $7,292 related to the excess of our carrying value of our investments in joint ventures over the underlying equity. This amortization is included in equity in earnings of joint ventures in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

7.      CAPITALIZED COSTS

        On November 8, 2004, we acquired a 70% interest in a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the "Mockingbird Commons Property") through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP ("the Mockingbird Commons Partnership"). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations, and no operations are planned until the redevelopment process has been completed. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at March 31, 2005. For the three months ended March 31, 2005, we capitalized a total of $2,341,479 in costs associated with the development of the Mockingbird Commons Property. Capitalized costs include interest, property taxes, insurance and construction costs. During the three months ended March 31, 2005 we capitalized $281,249 in interest costs and $46,070 of deferred financing costs for the Mockingbird Commons Property.

8.      MORTGAGES PAYABLE

        In connection with our acquisition of the Woodall Rodgers Property on February 11, 2004, we used an interim financing mortgage note of $3,600,000 with Benchmark Bank (the "Woodall Rodgers Property Interim Note"), to pay a portion of the purchase price of the property and paid the remaining purchase price from proceeds of the Offering. The Woodall Rodgers Property Interim Note had an interest rate of 7% per annum with a maturity date of August 9, 2004. On May 20, 2004, we completed our refinancing of the Woodall Rodgers Property Interim Note when we entered into a loan agreement with First American Bank, SSB (the "Woodall Rodgers Property Mortgage Note"). The Woodall Rodgers Property Mortgage Note has an interest rate of the prime rate of interest as listed by The Wall Street Journal, with a floor of 4% per annum and is collateralized by the building, drive-thru motor bank, and development land at the Woodall Rodgers Property.

        The Woodall Rodgers Property Mortgage Note has two facilities. Facility A has a maximum limit of $5,300,000, with $4,300,000 for refinancing the Woodall Rodgers Property Interim Note and $1,000,000 for tenant improvements. Facility A requires interest only payments through December 1, 2005 and principal and interest, based on a 25 year amortization period, from January 1, 2006 through the original maturity date of June 1, 2007. We have two one-year extensions available. Facility B has a maximum limit of $1,700,000 with proceeds used for the financing of the development land associated with the Woodall Rodgers Property. Facility

B requires interest only payments through May 1, 2007 with principal payments of $170,000 on June 1, 2005 and June 1, 2006. All outstanding interest and principal is due at maturity, June 1, 2007. There are no extensions available to us for Facility B. On May 20, 2004, we borrowed $4,300,000 under Facility A and $1,700,000 from Facility B. The remaining $1,000,000 available for tenant improvements under Facility A may be drawn down through December 1, 2005. As of March 31, 2005, the outstanding balances on Facility A and Facility B were $4,300,000 and $1,700,000, respectively. Proceeds from the May 20, 2004 draws were used to pay off the Woodall Rodgers Property Interim Note and to pay costs associated with the Woodall Rodgers Property Mortgage Note with the balance on deposit with financial institutions to be used for future acquisitions.

        On April 6, 2005, the Woodall Rodgers Partnership sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the property through assignments from Texas Land & Realty, LLC, each unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodall Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000.

        In connection with our acquisition of the Quorum Property on July 2, 2004, we used an advance of $4,550,000 on a loan amount of up to $7,000,000 (the "Quorum Property Loan") with First American Bank, SSB to pay a portion of the purchase price and paid the remaining amount from proceeds of the Offering. Of the remaining $2,450,000 available under the Quorum Property Loan, $2,250,000 may be used solely to provide funds for tenant improvement expenses and leasing commissions associated with the Quorum Property and $200,000 may be used as a general contingency fund for capital expenditures. As of March 31, 2005, the outstanding balance on the Quorum Property Loan was $4,956,224.

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

        In connection with the acquisition of the Coit Property on October 4, 2004, we used borrowings of $6,000,000 (the "Coit Loan") from Washington Mutual Bank, F.A., which loan is further evidenced by a promissory note from our direct and indirect partnership interests in Behringer Harvard 1221 Coit LP (the "Coit Partnership") to the lender in the amount of $6,000,000 (the "Coit Note"). The remaining amount of the purchase price was paid from proceeds of the Offering. The Coit Note provides the ability for the Coit Partnership to elect as the interest rate per annum under the Coit Note (i) a fixed rate for the initial disbursement, (ii) to convert prime rate advances to a fixed rate portion; or
(iii) to convert a matured fixed rate portion into a new fixed rate portion. A fixed rate has been obtained at 3.34% through April 2005. The entire principal balance of the Coit Loan is due and payable in full on October 4, 2007. However, an option is available to the Coit Partnership to extend the maturity date for two successive periods of 12 months each if certain conditions are met. The balance of the Coit Loan at March 31, 2005 was $5,751,840. The Coit Property is subject to a deed of trust to collateralize payment of the Coit Loan.

        On November 8, 2004, we acquired a 70% interest in the ownership of the Mockingbird Commons Property, through our direct and indirect partnership interests in the Mockingbird Commons Partnership, using borrowings of $13,000,000 ("the Mockingbird Commons Loan") under a loan agreement with Texans Commercial Capital, LLC ("the Mockingbird Commons Loan Agreement") to pay a portion of the $17,000,000 purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. The Mockingbird

Commons Loan is further evidenced by a promissory note from us to Texans Commercial Capital, LLC in the amount of $17,000,000 with a fixed interest rate of 6% per annum. The Mockingbird Commons Loan Agreement has a two-year term and allows for prepayment of the principal balance, in whole or in part, with no prepayment penalty fee, with at least 5 business days written notice. The balance of the Mockingbird Commons Loan at March 31, 2005 was $15,600,172. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the Mockingbird Commons Loan. We have guaranteed the Mockingbird Commons Loan. Under the guarantee, our obligation is limited to 70% of any unpaid balance. In addition, under the guarantee, obligations from the Mockingbird Commons Partnership to us are subordinated to the Mockingbird Commons Loan.

        On April 20, 2005, the Northwest Highway Partnership entered into the Northwest Highway Loan Agreement with the Northwest Highway Lender. We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property.

        We were in compliance with all financial covenants and restrictions of our loan agreements at March 31, 2005.

9.      PARTNERS' CAPITAL

        We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to January 21, 2005, we had a distribution reinvestment and automatic repurchase plan ("DRIP") whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated on January 21, 2005. The following are the distributions declared during the three months ended March 31, 2005.

                                                Distributions
                           ----------------------------------------------------
          2005                   Total              Cash              DRIP
-------------------------  -----------------  ----------------  ---------------
First Quarter               $       747,577    $      747,577    $           -


        Distributions payable at March 31, 2005 were $279,998.

10.     RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation incurred by us during the periods ended March 31, 2005 and 2004.

                                                                                        Total capitalized
                                                                   Total capitalized      to real estate
                                                       Total          to offering         and investments          Total
                                                     incurred            costs           in joint ventures        expensed
                                                  ----------------------------------------------------------------------------
FOR THE PERIOD ENDED MARCH 31, 2005

Behringer Securities, commissions
   and dealer manager fees                         $   3,634,721    $      3,634,721      $              -      $            -

Behringer Advisors II, reimbursement
   of organization and offering expenses                 206,685             199,475                     -               7,210

Behringer Advisors II, acquisition,
   advisory fees and expenses                            127,176                   -               127,176                   -

HPT Management LP,  property management
   and leasing fees                                       16,745                   -                     -              16,745

Behringer Advisors II, asset management fees              27,417                   -                     -              27,417
                                                  ---------------  ------------------   --------------------   ---------------
    Total                                          $   4,012,744    $      3,834,196      $        127,176      $       51,372
                                                  ===============  ==================   ====================   ===============

                                                                                        Total capitalized
                                                                   Total capitalized      to real estate
                                                       Total          to offering         and investments          Total
                                                     incurred            costs           in joint ventures        expensed
                                                  ----------------------------------------------------------------------------
FOR THE PERIOD ENDED MARCH 31, 2004

Behringer Securities commissions
   and dealer manager fees                         $     363,333    $        363,333      $              -      $            -

Behringer Advisors II, reimbursement
   of organization and offering expenses                 172,910             171,682                     -               1,228

Behringer Advisors II, acquisition,
   advisory fees and expenses                            360,500                   -               360,500                   -

HPT Management LP,  property management
   and leasing fees                                        7,921                   -                     -               7,921

Behringer Advisors II, asset management fees               6,767                   -                     -               6,767
                                                  ---------------  ------------------   --------------------   ---------------
    Total                                          $     911,431    $        535,015      $        360,500      $       15,916
                                                  ===============  ==================   ====================   ===============

        Behringer Securities LP ("Behringer Securities"), our affiliated dealer manager, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan, which was terminated on January 21, 2005. Behringer Securities reallows all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees in the period ended March 31, 2005. For the period ended March 31, 2004, Behringer Securities earned $203,599 in selling commissions and $159,734 in dealer manager fees. The commissions and dealer manager fees were capitalized as offering costs in "Partners' capital" on our balance sheet for the periods ended March 31, 2005 and 2004.

        Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of March 31, 2005, $1,925,222 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf. As of March 31, 2005, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed. Of the $1,925,222 of organization and offering costs reimbursed by us as of March 31, 2005, $1,905,836 had been capitalized as offering costs in "Partners' capital" on our balance sheet and $19,386 had been expensed as organizational costs. For the three months ended March 31, 2005, we reimbursed $206,685 of organization and offering expenses, of which $199,475 was capitalized as offering costs in "Partners' capital" and $7,210 was expensed as organizational costs. For the three months ended March 31, 2004, we had reimbursed $172,910 of organization and offering expenses, of which $171,682 was capitalized as offering costs in "Partners' capital" on our balance sheet and $1,228 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

        Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the quarter ended March 31, 2005, Behringer Advisors II earned $109,008 of acquisition and advisory fees and was reimbursed $18,168 for acquisition-related expenses. During the quarter ended March 31, 2004, Behringer Advisors II earned $309,000 of acquisition and advisory fees and was reimbursed $51,500 for acquisition-related expenses.

        For the management and leasing of our properties, we pay HPT Management Services LP ("HPT Management"), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the quarters ended March 31, 2005 and 2004 we incurred property management fees payable to HPT Management of $16,745 and $7,921, respectively.

        We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the periods ended March 31, 2005 and 2004, we incurred asset management fees of $27,417 and $6,767, respectively.

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

11.     SUBSEQUENT EVENTS

        On April 4, 2005, we acquired a 100% interest in a three-building office complex containing approximately 536,241 rentable square feet located on approximately 15.3 acres of land in Irving, Texas, a suburb of Dallas, Texas (the "250/290 Carpenter Property") through our direct and indirect partnership interests in Behringer Harvard 250/290 Carpenter LP (the "250/290 Carpenter Partnership"). The contract purchase price of the 250/290 Carpenter Property was $29,250,000, exclusive of closing costs. The 250/290 Carpenter Property was acquired by the 250/290 Carpenter Partnership entirely through the use of proceeds from the Offering.

        On April 6, 2005, the Woodall Rodgers Partnership sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the Woodall Rodgers Development Property through assignments from Texas Land & Realty, LLC, each unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodall Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000. At the closing of the sale of the Woodall Rodgers Development Property, the Woodall Rodgers Partnership paid total real estate commissions of $140,845. One-half of this commission was paid to Trammell Crow Company and one-half was paid to Robert W. McMillan, a member of our advisory board. On May 10, 2005 we announced that the estimated gain from the sale of the land of $1,096,000 would be distributed in May 2005 to unit holders of record as of May 15, 2005.

        On April 20, 2005, the Northwest Highway Partnership entered into the Northwest Highway Loan Agreement with the Northwest Highway Lender. We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property. The Northwest Highway Property is planned for development into high-end residential lots for the future sale to luxury home builders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

FORWARD-LOOKING STATEMENTS

        This section of the quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

        Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

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

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

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

        For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the periods ended March 31, 2005 and 2004.

RESULTS OF OPERATIONS

        We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties and lease such property to one or more tenants. We plan to be opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. We purchased our first property on February 11, 2004 in Dallas, Texas. As of March 31, 2005, we owned two properties through direct ownership and five properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures are consolidated and two are accounted for under the equity method. Accordingly, our results of operations for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, reflect significant increases in almost every category.

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

        REVENUE. Rental revenue for the three months ended March 31, 2005 was $1,148,328 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from the Woodall Rodgers, Quorum and Coit Properties. During the three months ended March 31, 2004, rental revenue was $204,733 and was comprised of revenue from the Woodall Rodgers Property from the date of acquisition, February 11, 2004, through March 31, 2004. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

        PROPERTY OPERATING EXPENSE. Property operating expenses for the three months ended March 31, 2005 and 2004 were $272,060 and $71,830, respectively. Property operating expenses for the three months ended March 31, 2005 were comprised mainly of expenses related to the daily operations of the Woodall Rodgers, Quorum and Coit Properties. Property operating expenses for the three months ended March 31, 2004 were comprised of operating expenses from the Woodall Rodgers Property from the date of acquisition, February 11, 2004, through March 31, 2004. Management expects there will be increases in property operating expenses in the future as we continue to invest in additional real estate properties.

        PROPERTY REPAIRS AND MAINTENANCE. Property repairs and maintenance expense for the three months ended March 31, 2005 and 2004 were $655 and $5,500, respectively. Property operating expenses for the three months ended March 31, 2005 were comprised of expenses related to repairs and maintenance for the Woodall Rodgers and Quorum Properties. Property repairs and maintenance expense for the three months ended March 31, 2004 were comprised of repairs and maintenance for the Woodall Rodgers Property. Management expects there will be increases in property repairs and maintenance expense in the future as we continue to invest in additional real estate properties.

        GROUND RENT EXPENSE. Ground rent expense for the three months ended March 31, 2005 and 2004 was $87,837 and $41,259, respectively. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. For the three months ended March 31, 2004, ground rent is from the date of acquisition of the Woodall Rodgers Property, February 11, 2004, through March 31, 2004. The ground lease for the developed land is scheduled to terminate in September 2097.

        REAL ESTATE TAXES. Real estate taxes for the three months ended March 31, 2005 were $122,499 and were comprised of real estate taxes associated with the Woodall Rodgers, Quorum, and Coit Properties. Real estate taxes in the amount of $29,492 for the three months ended March 31, 2004 were composed of property taxes for the Woodall Rodgers Property. Management expects significant increases in real estate taxes in the future as we continue to invest in additional real estate properties.

        PROPERTY AND ASSET MANAGEMENT FEES. Property and asset management fees for the three months ended March 31, 2005 were $44,162 and were comprised of property management and asset management fees associated with the Woodall Rodgers, Quorum and Coit Properties. Property and asset management fees for the Woodall Rodgers Property for the three months ended March 31, 2004 were $14,688. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2005 were $194,128 and were comprised of auditing fees, transfer agent fees, tax preparation fees, directors' and officers' insurance premiums, legal fees and other administrative expenses. For the three months ended March 31, 2004, general and administrative expenses were $49,256 and consisted of corporate overhead and administrative start-up expenses. The increase in general and administrative expenses quarter versus quarter is primarily due to increases in auditing expense of $61,677, transfer agent fees of $45,936 and tax preparation fees of $27,068. Management expects general and administrative expenses to increase as we continue to purchase more properties in the future.

        INTEREST EXPENSE. Interest expense for the three months ended March 31, 2005 was $173,373 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of the Woodall Rodgers, Quorum and Coit Properties. Interest expense for the three months ended March 31, 2004 was $48,033 and was comprised of interest expense and amortization of deferred financing fees related to the mortgage associated with the acquisition of the Woodall Rodgers Property. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties. In addition, interest expense for the Mockingbird Commons Property is expected to increase when the property becomes operational. For the period ending March 31, 2005, we capitalized interest costs of $281,249 for the Mockingbird Commons Property.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended March 31, 2005 was $562,291 and includes depreciation and amortization of buildings and real estate intangibles associated with the Woodall Rodgers, Quorum and Coit Properties. For the three months ended March 31, 2004, depreciation and amortization expense for the Woodall Rodgers Property was $70,878. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

        INTEREST INCOME. Interest income for the three months ended March 31, 2005 was $311,978 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. Interest income for the three months ended March 31, 2004, was $14,247. The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

        EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES. Equity in losses of investments in unconsolidated joint ventures for the three months ended March 31, 2005 was $252,268 and was comprised of our share of equity in the losses of the Skillman and Central Properties. During the three months ended March 31, 2004, we did not own any interests in unconsolidated joint ventures.

        MINORITY INTEREST. Minority interest for the three months ended March 31, 2005 was $1,929 and represents the other partners' proportionate share of equity in the losses of the Coit Property. During the three months ended March 31, 2004, we had no investments in partnerships with minority interest holders.

CASH FLOW ANALYSIS

        We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. As of March 31, 2005, we owned two properties through direct ownership and five properties through investments in partnerships and joint ventures. As a result, our cash flows for the three months ended March 31, 2005 may not be comparable to results for the three months ended March 31, 2004.

        Cash provided by operating activities for the three months ended March 31, 2005 was $1,581,419 and was comprised primarily of depreciation and amortization of $708,342, equity in losses of investments in unconsolidated joint ventures of $252,268 and a change in working capital accounts of $869,776, partially offset by the net loss of $247,038. During the three months ended March 31, 2004, cash used in operating activities was $39,775 and consisted of the net loss from operations of $111,956 and changes in current assets and liabilities of $24,331, partially offset by depreciation and amortization of $96,512.

        Cash used in investing activities for the three months ended March 31, 2005 was $8,723,210 and was primarily comprised of purchases of properties under development of $4,682,550, capital expenditures for properties under development of $2,341,479, escrow deposits on properties to be acquired of $1,250,000 and purchases of property and equipment of $309,332. Cash used in investing activities for the three months ended March 31, 2004 was $10,674,300 and consisted primarily of purchases of real estate of $10,673,125.

        Cash provided by financing activities was $37,082,107 for the three months ended March 31, 2005, versus $9,888,159 for the three months ended March 31, 2004. For the three months ended March 31, 2005, cash flows from financing activities consisted primarily of the proceeds from the issuance of limited partnership units net of offering costs of $36,371,948, proceeds from mortgage notes payable obtained in the acquisition of properties of $1,238,597 and a change in restricted cash of $4,539,744. This was partially offset by a change in limited partners' subscription of $4,730,040, distributions to limited partners of $527,856, payments on mortgage loans of $165,440 and changes in receivables from and payables to affiliates of $364,636. Cash flows of $9,888,159 for the three months ended March 31, 2004 were comprised primarily of funds received from the issuance of limited partnership units net of offering costs of $6,375,183 and $3,600,000 in proceeds from the mortgage loan associated with the Woodall Rodgers Property.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Offering. However, there will be delays between the sale of our units, which ended in February 2005, and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our limited partners, if any, of returns generated from our operations. Our cash and cash equivalents were $66,443,874 at March 31, 2005.

        The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines, which would permit distributions to our limited partners in excess of net cash from operations. Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

        The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using the Mockingbird Commons Loan under a loan agreement with the Mockingbird Commons Loan Agreement to pay a portion of such purchase price. Additional borrowings of $4,000,000 are available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. During the quarter ended March 31, 2005, we acquired additional borrowings of $1,190,641 under the Mockingbird Commons Loan Agreement for preliminary development costs. We expect to have additional borrowings as we continue to develop the property.

        On March 3, 2005, we acquired an 80% interest in the ownership of the Northwest Highway Property, through our direct and indirect partnership interests in the Northwest Highway Partnership. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and no operations are planned by the Northwest Highway Partnership. The total contract purchase price for the Northwest Highway Property was $4,542,000, excluding closing costs. We paid the entire cost of our 80% interest in the Northwest Highway Property through our contributions to the Northwest Highway Partnership from proceeds of the Offering.

        On April 6, 2005, the Woodall Rodgers Partnership sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the Woodall Rodgers Development Property through assignments from Texas Land & Realty, LLC, each unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodall Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000. At the closing of the sale of the Woodall Rodgers Development Property, the Woodall Rodgers Partnership paid total real estate commissions of $140,845. One-half of this commission was paid to Trammell Crow Company and one-half was paid to Robert W. McMillan, a member of our advisory board. The estimated gain of $1,096,000 will be distributed in May 2005 to unit holders of record on May 15, 2005.

        On April 20, 2005, the Northwest Highway Partnership entered into the Northwest Highway Loan Agreement with the Northwest Highway Lender. We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property. The Northwest Highway Property is planned for development into high-end residential lots for the future sale to luxury home builders.

        On April 4, 2005, we acquired the 250/290 Carpenter Property through our direct and indirect partnership interests in the 250/290 Carpenter Partnership. The contract purchase price of the 250/290 Carpenter Property was $29,250,000, exclusive of closing costs. The 250/290 Carpenter Property was acquired by the 250/290 Carpenter Partnership entirely through the use of proceeds from the Offering.

        We were in compliance with all financial covenants and restrictions of the loan agreements at March 31, 2005.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our contractual obligations as of March 31, 2005:

                                                                             Payments due by period
                                                    --------------------------------------------------------------------
                                                      Less than            1-3              3-5            More than
                                       Total            1 year            years            years            5 years
                                  --------------------------------------------------------------------------------------
Mortgage note payable
   Woodall Rogers Facility A       $    4,300,000    $      22,475    $    4,277,525    $           -    $            -
   Woodall Rogers Facility B            1,700,000          170,000         1,530,000                -                 -
   Quorum Property                      4,956,224                -         4,956,224                -                 -
   Coit Property                        5,751,840          454,960         5,296,880                -                 -
   Mockingbird Commons Property        15,600,173                -        15,600,173                -                 -
                                  ----------------  ---------------  ----------------  ---------------  ----------------
Total mortgage notes payable           32,308,237          647,435        31,660,802                -                 -
Operating lease                        32,499,690          351,348           702,696          702,696        30,742,950
                                  ----------------  ---------------  ----------------  ---------------  ----------------
Total contractual obligations      $   64,807,927    $     998,783    $   32,363,498    $     702,696    $   30,742,950
                                  ================  ===============  ================  ===============  ================


                                                               Interest payments due by period
                                                    --------------------------------------------------------------------
                                                      Less than            1-3              3-5            More than
                                       Total            1 year            years            years            5 years
                                  --------------------------------------------------------------------------------------
Mortgage notes payable
   Woodall Rogers Facility A       $      413,212    $     185,217    $      227,995    $           -    $            -
   Woodall Rogers Facility B              142,995           67,775            75,220                -                 -
   Quorum Property                        486,818          224,101           262,717                -                 -
   Coit Property                          437,700          171,863           265,837                -                 -
   Mockingbird Commons Property         1,578,218          949,011           629,207                -                 -
                                  ----------------  ---------------  ----------------  ---------------  ----------------
Total                              $    3,058,943    $   1,597,967    $    1,460,976    $           -    $            -
                                  ================  ===============  ================  ===============  ================

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

ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors II have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        As of March 31, 2005, we had sold the following securities pursuant to the Offering for the following aggregate offering prices:

        o 10,946,425 limited partnership units on a best efforts basis for $108,741,062; and

        o 45,985 limited partnership units pursuant to our distribution reinvestment plan for $470,898.

        The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of March 31, 2005 were 10,992,410 limited partnership units for $109,211,960.

        From the commencement of the Offering through March 31, 2005, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                          TYPE OF EXPENSE                 AMOUNT
               -----------------------------------  ----------------
               Other expenses to affiliates*         $   11,659,598
               Other expenses to non-affiliates               7,387
                                                    ----------------

               Total expenses                        $   11,666,985
                                                    ================

-----------------

*Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        The net offering proceeds to us, after deducting the total expenses incurred and described above, were $97,544,975.

        From the commencement of the Offering through March 31, 2005, we had used $29,723,487 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable. Of the amount used for the purchase of these investments, $2,104,612 was paid to Behringer Harvard Advisors II LP, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

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


                                           Behringer Harvard Short-Term
                                           Opportunity Fund I LP

                                           By:  Behringer Harvard Advisors II LP
                                                Co-General Partner


Dated:  May 16, 2005                       By:  /s/ Gary S. Bresky
                                                --------------------------------
                                                Gary S. Bresky
                                                Chief Financial Officer and
                                                Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                DESCRIPTION


31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certificate of Chief Executive and Financial Officers


* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed "filed" for purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.