Form 10-Q
period 2005-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2005-08-15
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          [Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-51291

Behringer Harvard Short-Term Opportunity Fund I LP
(Exact Name of Registrant as Specified in Its Charter)

Texas	71-0897614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (866) 655-1620

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-Q
Quarter Ended June 30, 2005

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Real estate
Land	$15,766,047	$8,610,149
Buildings, net	40,610,922	15,924,745
Real estate under development	30,024,570	18,570,740
Acquired in-place lease intangibles, net	14,040,422	6,707,687
Deferred leasing intangibles, net	300,107	159,717
Total real estate	100,742,068	49,973,038

Cash and cash equivalents	38,352,585	36,503,558
Restricted cash	844,412	4,730,194
Accounts receivable, net	1,157,311	656,095
Receivables from affiliates	792,119	1,602,840
Prepaid expenses and other assets	108,333	136,394
Escrow deposits	1,250,000	-
Investments in unconsolidated joint ventures	1,188,562	4,953,267
Deferred financing fees, net of accumulated
amortization of $287,036 and $98,383, respectively	715,534	722,889
Total assets	$145,150,924	$99,278,275

Liabilities and partners' capital

Liabilities
Mortgage notes payable	$45,510,388	$31,235,080
Accounts payable	1,546,096	59,653
Payables to affiliates	64,127	571,852
Acquired below market lease intangibles, net	357,899	282,236
Distributions payable	270,945	159,960
Accrued liabilities	2,150,056	1,682,584
Subscriptions for limited partnership units	-	4,731,878
Total liabilities	49,899,511	38,723,243

Commitments and contingencies

Minority interest	2,438,071	1,695,362

Partners' capital
Limited partners - 11,000,000 units authorized;
10,988,259 units and 6,939,778 units issued
and outstanding at June 30, 2005 and
December 31, 2004, respectively	92,812,864	58,859,193
General partners	478	477
Total partners' capital	92,813,342	58,859,670
Total liabilities and partners' capital	$145,150,924	$99,278,275

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue
Rental revenue	$2,920,718	$379,327	$4,069,046	$584,060
Total revenue	2,920,718	379,327	4,069,046	584,060

Expenses
Property operating expenses	357,990	111,581	630,705	188,911
Ground rent	87,837	76,374	175,674	117,633
Real estate taxes	439,846	61,052	562,345	90,544
Property and asset management fees	171,773	31,071	215,935	45,759
General and administrative	206,498	77,090	400,626	126,346
Interest expense	278,166	106,191	451,539	154,224
Depreciation and amortization	1,841,998	165,380	2,404,289	236,258
Total expenses	3,384,108	628,739	4,841,113	959,675

Interest income	250,157	24,749	562,135	38,996
Equity in losses of investments in
unconsolidated joint ventures	(327,319)	-	(579,587)	-
Gain on sale of assets	1,096,396	-	1,096,396	-
Other income	5,510	-	5,510	-
Minority interest	(23,642)	-	(21,713)	-

Net income (loss)	$537,712	$(224,663)	$290,674	$(336,619)

Allocation of net income (loss)
Net income (loss) allocated to general partners	$2	$(4)	$1	$(9)

Net income (loss) allocated to limited partners	$537,710	$(224,659)	$290,673	$(336,610)

Weighted average number of limited
partnership units outstanding	10,990,082	1,677,826	10,550,759	1,376,478

Net income (loss) per limited partnership unit	$0.05	$(0.13)	$0.03	$(0.24)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six months	Six months
	Ended	ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities
Net income (loss)	$290,674	$(336,619)
Adjustments to reconcile net income (loss) to net
cash flows provided by operating activities:
Minority interest	21,713	-
Equity in losses of investments in joint ventures	579,587	-
Gain on sale of assets	(1,096,396)	-
Depreciation and amortization	2,829,967	336,529
Change in accounts receivable	(362,468)	(28,450)
Change in prepaid expenses and other assets	108,495	2,437
Change in accounts payable	1,497,650	(2,274)
Change in accrued liabilities	77,072	152,840
Cash provided by operating activities	3,946,294	124,463

Cash flows from investing activities
Purchases of real estate	(30,886,260)	(10,714,625)
Purchases of properties under development	(4,668,004)	-
Capital expenditures for properties under development	(6,598,543)	-
Investments in unconsolidated joint ventures	(158,849)	-
Purchases of property and equipment	(340,889)	-
Proceeds from sale of assets	4,009,846	-
Escrow deposits on properties to be acquired	(1,250,000)	(500,000)
Cash used in investing activities	(39,892,699)	(11,214,625)

Cash flows from financing activities
Proceeds from mortgage notes	5,918,002	9,600,000
Payment of mortgage notes	(2,304,068)	(3,600,000)
Financing costs	(79,160)	(286,056)
Proceeds from sale of limited partnership units	40,149,347	14,581,786
Offering costs	(3,920,766)	(1,448,243)
Distributions	(2,454,597)	(88,193)
Distribution to minority interest holders	(25,550)	-
Contribution from minority interest holders	696,546	-
Change in limited partners' subscriptions	(4,731,878)	2,253,096
Change in restricted cash	4,244,559	(2,252,785)
Change in receivables from and payables to affiliates	302,997	(44,287)
Cash provided by financing activities	37,795,432	18,715,318

Net change in cash and cash equivalents	1,849,027	7,625,156
Cash and cash equivalents at beginning of period	36,503,558	4,572,566
Cash and cash equivalents at end of period	$38,352,585	$12,197,722

Supplemental disclosure
Interest paid	$769,117	$98,133

Non-cash financing activities
Limited partnership units issued
under distribution reinvestment plan	$99,683	$98,820
Distributions payable in limited partnership units
under distribution reinvestment plan	$-	$26,914

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)
1.    Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”), terminated on February 19, 2005, and is described below. The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

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

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

We were in the development stage through February 10, 2004. On February 11, 2004, we commenced operations with our acquisition of a five-story office building in Dallas, Texas.

2.    Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment plan at $10 per unit. On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the distribution reinvestment plan to the 50,000 units that had already been issued, thus terminating our distribution reinvestment plan. The number of units sold and the gross offering proceeds realized pursuant to the Offering as of June 30, 2005 were 10,997,188 limited partnership units for $109,244,460.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”). Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

We were in the development stage through February 10, 2004. On February 11, 2004, we commenced operations with our acquisition of a five-story office building in Dallas, Texas containing approximately 1.7 acres of land subject to a ground lease that expires in 2097 (collectively, the “Woodall Rodgers Improved Property”). We also acquired 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the “Woodall Rodgers Development Property,” and together with the Woodall Rodgers Improved Property, the “Woodall Rodgers Property”).

As of August 5, 2005, we had 10,988,259 limited partnership units outstanding. No additional units were issued during the three months ended June 30, 2005 or subsequent to June 30, 2005, as we terminated our Offering on February 19, 2005.

3.    Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet as of June 30, 2005 and consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ending June 30, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of June 30, 2005 and December 31, 2004 and the results of our operations and cash flows for the periods ended June 30, 2005 and 2004.

Amounts in previous periods have been reclassified to conform to current period presentation with no effect on previously reported net income or partners’ capital.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R or if we are not determined to be the primary beneficiary, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”)
78-9 “Accounting for Investments in Real Estate Ventures.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. We had recorded accumulated depreciation associated with our tangible assets of $1,197,263 and $394,337 at June 30, 2005 and December 31, 2004, respectively.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases. We had recorded accumulated amortization associated with our acquired lease intangibles of $3,676,111 and $688,213 at June 30, 2005 and December 31, 2004, respectively.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the periods ended June 30, 2005 and 2004.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Subscription proceeds were held in escrow until investors were admitted as limited partners. We admitted new limited partners until the Offering was terminated on February 19, 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow. Restricted cash at June 30, 2005 includes monies held in escrow for insurance, taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.

Receivables from Affiliates

Receivables from affiliates at June 30, 2005 includes $722,273 for overpayment of organization and offering expenses that we reimburse to our affiliate, Behringer Advisors II. Receivables from affiliates at December 31, 2004 included $1,500,000 due from an affiliate for deposits paid by us for the future acquisition of the Lakeway Inn & Resort located in Austin, Texas (the “Lakeway Inn”). On February 22, 2005, we announced that we had assigned our contract to purchase the Lakeway Inn to Behringer Harvard Lakeway LP, a Texas limited partnership wholly-owned by Behringer Harvard Strategic Opportunity Fund I LP, an entity affiliated with our sponsor, Behringer Harvard Holdings, LLC. During the six months ended June 30, 2005, in connection with this assignment to Behringer Harvard Lakeway LP, we were reimbursed for the costs we incurred under the previous assignment from Harvard Property Trust, LLC, including the $1,500,000 in earnest money deposits previously paid by us.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance.

Escrow Deposits

Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

Investments in Unconsolidated Joint Ventures

As of June 30, 2005, “Investments in unconsolidated joint ventures” on our consolidated balance sheet consists of our 50% ownership interest in a six-story office building located in Dallas, Texas (the “Central Property”). Our 85.71% ownership interest in a neighborhood shopping/service center containing approximately 98,764 square feet, located on approximately 7.3 acres of land at the southeast corner of Skillman Street and Audelia Road in Dallas, Texas (the “Skillman Property”) is included in “Investments in unconsolidated joint ventures” on our consolidated balance sheet as of December 31, 2004. On May 23, 2005, we purchased the

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

remaining 14.29% interest in the Skillman Property, resulting in our 100% direct ownership and consolidation of this property as of June 30, 2005. See Note 5 “Real Estate Acquisitions”

In connection with the acquisition of investments in joint ventures, we incur certain acquisition and advisory fees that are paid to an affiliate. These fees are capitalized as part of our basis in the investments in joint ventures. We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying tangible real estate assets, which represent the assets to which the excess is most clearly related.

Deferred Charges

Leasing costs and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related lease. Deferred financing fees are recorded at cost and are amortized using a method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. For the three months ended June 30, 2005 and 2004, the total net increase to rental revenues due to straight-line rent adjustments was $136,038 and $12,239, respectively. The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2005 and 2004 was $237,272 and $21,376, respectively. As discussed above, our revenue includes amortization of above and below market leases.

Offering Costs

The General Partners fund all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2.5% of the cumulative capital raised by us in the Offering, which terminated on February 19, 2005. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. All offering costs are recorded as an offset to partners’ capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts. As of June 30, 2005, we overfunded our reimbursement of organization and offering costs in the amount of $722,273, which is reflected in Receivables from Affiliates on our balance sheet.

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

Certain of our transactions may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these financial statements in accordance with GAAP. Accordingly, our net income or loss and the resulting balances in the partners’ capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

Concentration of Credit Risk

At June 30, 2005, we had cash and cash equivalents and restricted cash on deposit in six financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts. Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships. Income and losses are allocated to minority interest holders based on the weighted average percentage ownership during the year.

5.    Real Estate

We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At June 30, 2005, we owned four properties through direct ownership and four properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures are consolidated and one is accounted for under the equity method.

As of June 30, 2005, we wholly owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
Woodall Rogers Property	Dallas, Texas	74,090	5-story office building
Quorum Property	Dallas, Texas	133,799	7-story office building
Skillman Property	Dallas, Texas	98,764	shopping/service center
250/290 Carpenter Property	Irving, Texas	536,241	three-building office complex

As of June 30, 2005, we, through separate limited partnerships or joint venture agreements, owned interests in the following properties:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	50.00%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Property	Dallas, Texas	land	redevelopment property	80.00%

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Acquisitions

On March 3, 2005, we acquired an 80% interest in 4.97 acres of land in Dallas, Texas, located on the south side of Northwest Highway and east of Midway Road (the “Northwest Highway Property”) through the closing by Behringer Harvard Northwest Highway LP (the “Northwest Highway Partnership”) on the purchase of such property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and there are currently no plans to begin operations in the future. The total purchase price for the Northwest Highway Property was approximately $4,700,000. We paid the entire cost of our 80% interest in the Northwest Highway Property through contribution of such funds in respect of our interests in the Northwest Highway Partnership from proceeds of the Offering. At the closing, the two individuals who serve as trustees of the Class B Limited Partners of the Northwest Highway Partnership received a brokerage commission in the amount of $242,000 from the sellers pursuant to the purchase contract. The Northwest Highway Partnership entered into a Development Management Agreement with MHC HomeAmerica, Inc., an unaffiliated third party, to perform development services in respect of the property. MHC HomeAmerica, Inc. will receive a development fee from the Northwest Highway Partnership of $66,000, payable in 12 monthly installments. The development services include all development and construction management services required to complete and make ready for construction a residential subdivision containing a minimum of 19 lots on the Northwest Highway Property. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation
Real estate under development	$4,718,596
Other liabilities	(38,546)
Total	$4,680,050

On April 20, 2005, the Northwest Highway Partnership entered into a construction loan agreement (the “Northwest Highway Loan Agreement”) with The Frost National Bank, an unaffiliated third party (the “Northwest Highway Lender”). We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property.

On April 4, 2005, we acquired a three-building office complex containing approximately 536,241 rentable square feet located on approximately 15.3 acres of land in Irving, Texas, a suburb of Dallas, Texas (the “250/290 Carpenter Property”) through our direct and indirect partnership interests in Behringer Harvard 250/290 Carpenter LP (the “250/290 Carpenter Partnership”). The purchase price of the 250/290 Carpenter Property was approximately $30,000,000. The 250/290 Carpenter Property was acquired by the 250/290 Carpenter Partnership entirely through the use of proceeds of the Offering. Behringer Harvard 250/290 Carpenter GP, LLC, our wholly-owned subsidiary, is the general partner and we are the limited partner of the 250/290 Carpenter Partnership. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

		Estimated
Description	Allocation	Useful Life
Land	$6,700,000	-
Building	16,990,781	25 years
Real estate intangibles	6,616,296	1.5 years
Prepaid expenses and other assets	69,960	-
Prepaid rent	(396,671)	-
	$29,980,366

On May 23, 2005, we entered into an agreement with Audelia Plaza, Ltd. and Dunhill Partners, Inc., both of which are unaffiliated third parties, in which they assigned their combined 14.29% interest in Behringer Harvard Plaza Skillman LP, a Texas limited partnership (the “Skillman Partnership”) to us. The Skillman Partnership was formed to purchase the Skillman Property. The contract purchase price of the Skillman Property was $13,650,000 when it was originally purchased by the Skillman Partnership on July 23, 2004. Behringer Harvard Plaza Skillman GP, our wholly-owned subsidiary, is the general partner of the Skillman Partnership, with ownership interest of 0.1% in the Skillman Property. Prior to our agreement with Audelia Plaza, Ltd. to purchase its interest in the Skillman Property, we and Audelia Plaza, Ltd. were the Class A limited partners, with 85.61% and 14.29% ownership interests in the Skillman Property, respectively, and Dunhill Partners, Inc. was the Class B limited partner of the Skillman Partnership. We agreed to purchase Audelia Plaza, Ltd.’s 14.29% interest for cash consideration of $763,300 and assume its $1,524,353 share of the Skillman Partnership debt. We purchased the interest entirely through the use of proceeds of the Offering. As a result of the transaction, we now own 100% of the Skillman Property through our direct and indirect ownership in the Skillman Partnership. The agreement irrevocably and unconditionally releases Audelia Plaza, Ltd. and Dunhill Partners, Inc. from all liabilities and obligations arising from the Skillman Partnership agreement. We accounted for this transaction as a purchase. We recorded the assets and liabilities acquired in the transaction at 100% of fair value. Prior to this transaction, we accounted for this investment under the equity method. On May 23, 2005, in connection with the consolidation of the Skillman Property, the following assets and liabilities were recorded in our consolidated balance sheet. Cash reflects the cash consideration paid of $763,300, offset by the cash acquired in the transaction of $280,059.

Description	Amount
Land	$3,369,349
Buildings, net	8,017,645
Acquired in-place lease intangibles, net	2,967,308
Cash	(483,241)
Restricted cash	358,777
Accounts receivable, net	138,748
Prepaid expenses and other assets	10,474
Investments in unconsolidated joint ventures	(3,343,967)
Deferred financing fees, net	89,371
Accounts payable	11,207
Acquired below market lease intangibles, net	(122,444)
Accrued liabilities	(351,853)
Mortgage notes payable	(10,661,374)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Dispositions

On April 6, 2005, we sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the Woodall Rodgers Development Property through assignments from Texas Land & Realty, LLC, each of which are unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodall Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000. At the closing of the sale of the Woodall Rodgers Development Property, the Woodall Rodgers Partnership paid total real estate commissions of $140,845. One-half of this commission was paid to Trammell Crow Company and one-half was paid to Robert W. McMillan, a member of our advisory board. We recognized a gain of $1,096,396 on the sale during the three and six months ended June 30, 2005. The gain on the sale of the Woodall Rodgers Development Property is not classified as discontinued operations in the accompanying consolidated statements of operations, as the land was a non-operating asset at the time of the sale

Pro Forma Results of Operations

The following summary presents the results of operations for the three and six months ended June 30, 2005 and 2004, on an unaudited pro forma basis, as if the acquisition of the Woodall Rodgers, Quorum, Skillman, Coit, Mockingbird Commons, Northwest Highway and 250/290 Carpenter Properties had occurred as of January 1, 2005 and 2004. The pro forma results for the three and six months ended June 30, 2005 include the gain on the sale of the Woodall Rodgers Development Property of $1,096,396 in “Other income (expenses).” The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions occurred on January 1, 2005 and 2004, nor are they indicative of results of operations which may occur in the future.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Total revenues	$3,280,189	$2,983,995	$6,386,478	$5,935,820
Total expenses	(3,847,246)	(3,703,329)	(7,512,792)	(7,319,114)
Other income (expense)	1,166,968	(81,352)	1,368,136	(171,745)
Net income (loss)	$599,911	$(800,686)	$241,822	$(1,555,039)

Weighted average number of limited
partnership units outstanding	10,990,082	7,017,088	10,550,759	7,017,088

Net income (loss) per limited partnership unit	$0.05	$(0.11)	$0.02	$(0.22)

6.    Investments in Joint Ventures

Our investments in joint ventures as of June 30, 2005 consisted of our proportionate share of the following assets and liabilities:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Central
Property
Land	$596,713
Buildings, net	6,274,153
Real estate intangibles, net	784,874
Cash and cash equivalents	9,604
Restricted cash	100,955
Accounts receivable and other assets	237,244
Total assets	$8,003,543

Total liabilities	$5,982,216

Equity	2,021,327

Total liabilities and equity	$8,003,543

In the six months ended June 30, 2005, we recorded $579,587 of equity in losses from our investments in joint ventures. Our equity in losses from these joint venture investments is our 85.71% share of the following loss of the Skillman Property through May 23, 2005 and our 50.00% share of the following loss of the Central Property for the six months ended June 30, 2005:

	Skillman	Central
	Property	Property
Revenue:
Rental income	$568,246	$471,370
Tenant reimbursement income	258,595	26,394
Total revenues	826,841	497,764

Operating costs and expenses:
General and operating expenses	132,778	244,858
Utilities	26,113	103,997
Property management and
asset management fees	56,060	41,891
Real estate taxes	146,223	115,512
Depreciation and amortization	545,444	362,923
Interest expense	265,665	172,278
Total operating costs and expenses	1,172,283	1,041,459

Net loss	$(345,442)	$(543,695)

We incurred acquisition expenses totaling $492,323 and $183,727 in connection with the acquisition of the investments in the Skillman and Central Properties, respectively. These expenses were capitalized as part of our basis in these investments. During the six months ended June 30, 2005, we recorded amortization of $8,204 for the Skillman Property and $3,457 for the Central Property related to the excess of our carrying value of our investments in joint ventures over the underlying equity. This amortization is included in equity in earnings of joint ventures in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

7.    Capitalized Costs

On November 8, 2004, we acquired a 70% interest in a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the “Mockingbird Commons Property”) through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations, and no operations are planned until the redevelopment process has been completed. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at June 30, 2005. As of June 30, 2005, we had capitalized a total of $6,793,735 in costs associated with the development of the Mockingbird Commons Property. Capitalized costs include interest, property taxes, insurance and construction costs. As of  June 30, 2005, we capitalized $648,797 in interest and deferred financing costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations, and no operations are planned by the Northwest Highway Partnership. Certain redevelopment costs associated with the Northwest Highway Property have been capitalized on our balance sheet at June 30, 2005. As of June 30, 2005, we had capitalized a total of $86,965 in costs associated with the development of the Northwest Highway Property. During the six months ended June 30, 2005, we capitalized $38,676 in interest costs for the Northwest Highway Property.

8.    Mortgages Payable

At June 30, 2005, we had mortgage notes payable of $45,510,388, excluding our proportionate share of debt from our unconsolidated joint venture.

The following table sets forth our consolidated mortgage notes payable as of June 30, 2005 and December 31, 2004:

	Balance		Interest	Maturity
Description	June 30, 2005	December 31, 2004	Rate	Date
Woodall Rodgers Facility A (2)(3)	$4,119,357	$4,300,000	Prime (1)	6/1/2007
Woodall Rodgers Facility B (2)(3)	-	1,700,000	Prime (1)	6/1/2007
Quorum Property Loan(2)(3)	4,956,824	4,908,269	Prime (1)	6/30/2007
Coit Property Loan (2)(3)	5,627,760	5,917,280	4.900%	10/4/2007
Skillman Property Loan (2)(3)(4)	10,646,826	-	7.340%	4/11/2011
Mockingbird Commons Property Loan (2)(3)	17,000,000	14,409,531	6.000%	11/8/2006
Northwest Highway Loan (3)(4)	3,159,621	-	LIBOR + 2% (5)	4/20/2007
	$45,510,388	$31,235,080

______________________________

(1)	Prime rate at June 30, 2005 was 6.0%.

(2)	Loan is collateralized by the property.

(3)	Loan is unconditionally guaranteed by us.

(4)	Investment in unconsolidated joint venture at December 31, 2004. We purchased the remaining 14.29% interest in the property on May 23, 2005.

(5)	Three month LIBOR rate was 3.5045% at June 30, 2005.

We were in compliance with all material financial covenants and restrictions of our loan agreements at June 30, 2005.

9.    Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to January 21, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated on January 21, 2005. On June 1, 2005, we paid a special distribution in the amount of $1,095,623, as a result of the gain recognized on the sale of the Woodall Rodgers Development Property. The distribution was made to limited partners of record as of May 15, 2005. Distributions payable at June 30, 2005 were $270,945. The following are the distributions declared during the six months ended June 30, 2005.

	Distributions
2005	Total	Cash	DRIP
First Quarter	$747,577	$747,577	$-
Second Quarter	1,917,688	1,917,688	-
	$2,665,265	$2,665,265	$-
               As of June 30, 2005, we had redeemed 8,930 units for $81,493.

10.          Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation incurred by us during the six months ended June 30, 2005 and 2004.

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
	incurred	costs	in joint ventures	expensed

For the six months ended June 30, 2005

Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	293,255	286,045	-	7,210

Behringer Advisors II, acquisition, advisory fees and expenses	1,150,926	-	1,150,926	-

HPT Management LP, property management and leasing fees	117,405	-	-	117,405

Behringer Advisors II, asset management fees	98,530	-	-	98,530
Total	$5,294,837	$3,920,766	$1,150,926	$223,145

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
	incurred	costs	in joint ventures	expensed

For the six months ended June 30, 2004

Behringer Securities commissions and dealer manager fees	$1,085,595	$1,085,595	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	364,570	361,982	-	2,588

Behringer Advisors II, acquisition, advisory fees and expenses	360,500	-	360,500	-

HPT Management LP, property management and leasing fees	25,458	-	-	25,458

Behringer Advisors II, asset management fees	20,301	-	-	20,301
Total	$1,856,424	$1,447,577	$360,500	$48,347

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan, which was terminated on January 21, 2005. Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees in the six months ended June 30, 2005. For the six months ended June 30, 2004, Behringer Securities earned $733,213 in selling commissions and $352,382 in dealer manager fees. The commissions and dealer manager fees were capitalized as offering costs in “Partners’ capital” on our balance sheet for the six months ended June 30, 2005 and 2004.

Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of June 30, 2005, $2,011,793 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf. As of June 30, 2005, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed. Of the $2,011,793 of organization and offering costs reimbursed by us as of June 30, 2005, $1,992,407 had been capitalized as offering costs in “Partners’ capital” on our balance sheet and $19,386 had been expensed as organizational costs. For the six months ended June 30, 2005, we reimbursed $293,255 of organization and offering expenses, of which $286,045 was capitalized as offering costs in “Partners’ capital” and $7,210 was expensed as organizational costs. For the six months ended June 30, 2004, we had reimbursed $364,570 of organization and offering expenses, of which $361,982 was capitalized as offering costs in “Partners’ capital” on our balance sheet and $2,588 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the six months ended June 30, 2005, Behringer Advisors II earned $986,508 of acquisition and advisory fees and was reimbursed $164,418 for acquisition-related expenses. During the six months ended June 30, 2004, Behringer Advisors II earned $309,000 of acquisition and advisory fees and was reimbursed $51,500 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the six months ended June 30, 2005 and 2004 we incurred property management fees payable to HPT Management of $117,405 and $25,458, respectively.

We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the six months ended June 30, 2005 and 2004, we incurred asset management fees of $98,530 and $20,301, respectively.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

11.   Recently Issued Accounting Pronouncements

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Emerging Issues Task Force ("EITF") Issue 04-5, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

12.          Subsequent Events

On July 6, 2005, we acquired a 100% interest in a two-story office building containing approximately 122,273 rentable square feet located on approximately 8.6 acres of land in Dallas, Texas (“Landmark I”) and an additional two-story office building containing approximately 135,154 rentable square feet located on approximately 11.3 acres of land in Dallas, Texas (“Landmark II”) (collectively, “Landmark I & II”) through our direct and indirect partnership interests in Behringer Harvard Landmark LP (the “Landmark Partnership”). The contract purchase price of Landmark I & II was $33,250,000, exclusive of closing costs. Landmark I & II were acquired by the Landmark Partnership entirely through the use of proceeds of the Offering.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the periods ended June 30, 2005 and 2004.

Results of Operations

We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties and lease such property to one or more tenants. We plan to be opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. We purchased our first property on February 11, 2004 in Dallas, Texas. As of June 30, 2005, we had 100% direct ownership of four properties and four properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures are consolidated and one is accounted for under the equity method. At June 30, 2004, we had 100% direct ownership in one property. Accordingly, our results of operations for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, reflect significant increases in almost every category.

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

Revenue. Rental revenue for the three months ended June 30, 2005 was $2,920,718 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our 100% owned properties and those investments in partnerships that we consolidate. During the three months ended June 30, 2004, rental revenue was $379,327 and was comprised of revenue from our 100% direct ownership in one property. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2005 and 2004 were $357,990 and $111,581, respectively. Property operating expenses for the three months ended June 30, 2005 were comprised of expenses related to the daily operations from our 100% owned properties and those investments in partnerships that we consolidate. Property operating expenses for the three months ended June 30, 2004 were comprised of operating expenses from our 100% direct ownership in one property. Management expects there will be increases in property operating expenses in the future as we continue to invest in additional real estate properties.

Ground Rent Expense. Ground rent expense for the three months ended June 30, 2005 and 2004 was $87,837 and $76,374, respectively. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. The ground lease for the developed land is scheduled to terminate in September 2097.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2005 were $439,846 and were comprised of real estate taxes associated with our 100% owned properties and those investments in partnerships that we consolidate. Real estate taxes in the amount of $61,052 for the three months ended June 30, 2004 were composed of property taxes from our 100% direct ownership in one property. Management expects significant increases in real estate taxes in the future as we continue to invest in additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended June 30, 2005 were $171,773 and were comprised of property management and asset management fees from our 100% owned properties and those investments in partnerships that we consolidate. Property and asset management fees of $31,071 for the three months ended June 30, 2004 were composed of property taxes from our 100% direct ownership in one property. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 and 2004 were $206,498 and $77,090, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that fiscal year. Management expects general and administrative expenses to increase as we continue to purchase more properties in the future.

Interest Expense. Interest expense for the three months ended June 30, 2005 was $278,166 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of our 100% owned properties and those investments in partnerships that we consolidate. Interest expense for the three months ended June 30, 2004 was $106,191 and was comprised of interest expense and amortization of deferred financing fees related to the mortgage associated with our 100% direct ownership in one property. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties. In addition, interest expense will increase when the Mockingbird Commons and Northwest Highway properties become operational. Interest will continue to be capitalized until development of these two properties is complete. For the three months ending June 30, 2005, we capitalized interest costs of $339,263 for the Mockingbird Commons Property and $38,676 for the Northwest Highway Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2005 was $1,841,998 and includes depreciation and amortization of buildings and real estate intangibles associated with our 100% owned properties and those investments in partnerships that we consolidate. For the three months ended June 30, 2004, depreciation and amortization expense associated with our direct ownership in one property was $165,380. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the three months ended June 30, 2005 was $250,157 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. Interest income for the three months ended June 30, 2004, was $24,749. The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the three months ended June 30, 2005 was $327,319 and was comprised of our share of equity in the losses of the Central and the Skillman Properties. As discussed in Note 5 - "Real Estate Acquisitions", we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property is consolidated with and into our consolidated accounts. During the three months ended June 30, 2004, we did not own any interests in unconsolidated joint ventures.

Gain on sale of assets. We recognized a gain on the sale of assets for the three months ended June 30, 2005 of $1,096,396. The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005. No assets were sold during the three months ended June 30, 2004.

Minority Interest. Minority interest for the three months ended June 30, 2005 was an expense of $23,642 and represents the other partners’ proportionate share of losses of investments in partnerships that we consolidate. During the three months ended June 30, 2004, we had no investments in partnerships with minority interest holders.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004

Revenue. Rental revenue for the six months ended June 30, 2005 was $4,069,046 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our 100% owned properties and those investments in partnerships that we consolidate. During the six months ended June 30, 2004, rental revenue was $584,060 and was comprised of revenue from our 100% direct ownership in one property. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2005 and 2004 were $630,705 and $188,911, respectively. Property operating expenses for the six months ended June 30, 2005 were comprised of expenses related to the daily operations of our 100% owned properties and those investments in partnerships that we consolidate. Property operating expenses for the six months ended June 30, 2004 were comprised of operating expenses from our 100% direct ownership in one property. Management expects there will be increases in property operating expenses in the future as we continue to invest in additional real estate properties.

Ground Rent Expense. Ground rent expense for the six months ended June 30, 2005 and 2004 was $175,674 and $117,633, respectively. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. For the six months ended June 30, 2004, ground rent is from the date of acquisition of the Woodall Rodgers Property, February 11, 2004, through June 30, 2004. The ground lease for the developed land is scheduled to terminate in September 2097.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2005 were $562,345 and were comprised of real estate taxes associated with our 100% owned properties and those investments in partnerships that we consolidate. Real estate taxes in the amount of $90,544 for the six months ended June 30, 2004 were composed of property taxes from our 100% direct ownership in one property. Management expects significant increases in real estate taxes in the future as we continue to invest in additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2005 were $215,935 and were comprised of property management and asset management fees from our 100% owned properties and those investments in partnerships that we consolidate. Property and asset management fees of $45,759 for the six months ended June 30, 2004 were composed of property taxes from our 100% direct ownership in one property. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $400,626 and $126,346, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that fiscal year. Management expects general and administrative expenses to increase as we continue to purchase more properties in the future.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $451,539 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of our 100% owned properties and those investments in partnerships that we consolidate. Interest expense for the six months ended June 30, 2004 was $154,224 and was comprised of interest expense and amortization of deferred financing fees related to the mortgage from our 100% direct ownership in one property. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties. In addition, interest expense will increase when the Mockingbird Commons and Northwest Highway properties become operational. Interest will continue to be capitalized until development of these two properties is complete. For the six month period ending June 30, 2005, we capitalized interest costs of $648,797 and $38,676 for the Mockingbird Commons and Northwest Highway Properties, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2005 was $2,404,289 and includes depreciation and amortization of buildings and real estate intangibles from our 100% owned properties and those investments in partnerships that we consolidate. For the six months ended June 30, 2004, depreciation and amortization expense from our 100% direct ownership in one property was $236,258. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the six months ended June 30, 2005 was $562,135 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. Interest income for the six months ended June 30, 2004, was $38,996. The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the six months ended June 30, 2005 was $579,587 and was comprised of our share of the losses of the Central and Skillman Properties. As discussed in Note 5 - "Real Estate Acquisitions", we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property is consolidated with and into our consolidated accounts. During the six months ended June 30, 2004, we did not own any interests in unconsolidated joint ventures.

Gain on sale of assets. We recognized a gain on the sale of assets for the six months ended June 30, 2005 of $1,096,396. The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005. No assets were sold during the six months ended June 30, 2004.

Minority Interest. Minority interest for the six months ended June 30, 2005 was an expense of $21,713 and represents the other partners’ proportionate share of the losses of investments in partnerships that we consolidate. During the six months ended June 30, 2004, we had no investments in partnerships with minority interest holders.

Cash Flow Analysis

We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. As of June 30, 2005, we owned four properties through direct ownership and four properties through investments in partnerships and joint ventures. As a result, our cash flows for the six months ended June 30, 2005 are not comparable to results for the six months ended June 30, 2004.

Cash flows provided by operating activities for the six months ended June 30, 2005 was $3,946,294 and was comprised primarily of the net income from our properties adjusted for depreciation and amortization of

$3,120,641 and a change in working capital accounts of $1,320,749, offset by the gain on sale of assets of $1,096,396. During the six months ended June 30, 2004, cash flows provided by operating activities was $124,463 and consisted primarily of changes in working capital accounts of $124,553.

Cash flows used in investing activities for the six months ended June 30, 2005 was $39,892,699 and was primarily comprised of purchases of real estate of $30,886,260, purchases of properties under development of $4,668,004, capital expenditures for properties under development of $6,598,543 and an escrow deposit of $1,250,000 for Landmark I & II which was acquired on July 6, 2005. This was offset by proceeds on sale of assets of $4,009,846 and the reduction of investments of joint ventures of $158,849. Cash flows used in investing activities for the six months ended June 30, 2004 was $11,214,625 and consisted of purchases of real estate of $10,714,625 and an earnest money deposit of $500,000 on the Quorum Property, which was acquired on July 2, 2004.

Cash flows provided by financing activities was $37,795,432 for the six months ended June 30, 2005, versus $18,715,318 for the six months ended June 30, 2004. For the six months ended June 30, 2005, cash flows from financing activities consisted primarily of the proceeds from the issuance of limited partnership units net of offering costs of $36,228,581, proceeds from mortgage notes payable obtained in the acquisition of properties of $5,918,002 partially offset by $2,304,068 in repayments. This was partially offset by distributions to limited partners of $2,454,597. Cash flows of $18,715,318 for the six months ended June 30, 2004 were comprised primarily of funds received from the issuance of limited partnership units net of offering costs of $13,133,543 and $9,600,000 in proceeds from mortgage loans partially offset by $3,600,000 in repayments.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Offering. However, there will be delays between the sale of our units, which ended in February 2005, and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our limited partners, if any, of returns generated from our operations. Our cash and cash equivalents were $38,352,585 at June 30, 2005.

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

The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using borrowings of $13,000,000 (“the Mockingbird Commons Loan”) under a loan agreement with Texans

Commercial Capital, LLC (“the Mockingbird Commons Loan Agreement”) to pay a portion of the $17,000,000 purchase price. Additional borrowings of $4,000,000 were available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. During the six months ended June 30, 2005, we borrowed an additional $2,590,469 under the Mockingbird Commons Loan Agreement for preliminary development costs resulting in total borrowings under the Mockingbird Commons Loan of $17,000,000 as of June 30, 2005. We expect to enter into other loan agreements as we continue to develop the property.

On March 3, 2005, we acquired an 80% interest in the ownership of the Northwest Highway Property, through our direct and indirect partnership interests in the Northwest Highway Partnership. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and there are currently no plans to begin operations in the future. The total contract purchase price for the Northwest Highway Property was $4,542,000, excluding closing costs. We paid the entire cost of our 80% interest in the Northwest Highway Property through our contributions to the Northwest Highway Partnership from proceeds of the Offering.

On April 6, 2005, we sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the Woodoll Rodgers Development Property through assignments from Texas Land & Realty, LLC, each unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodoll Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000.

On April 20, 2005, the Northwest Highway Partnership entered into the Northwest Highway Loan Agreement with the Northwest Highway Lender. We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property. During the three and six months ended June 30, 2005, we borrowed $3,159,621 under the Northwest Highway Loan Agreement for preliminary development costs. We expect to have additional borrowings as we continue to develop the property.

On July 6, 2005, we acquired a 100% interest in a two-story office building containing approximately 122,273 rentable square feet located on approximately 8.6 acres of land in Dallas, Texas (“Landmark I”) and an additional two-story office building containing approximately 135,154 rentable square feet located on approximately 11.3 acres of land in Dallas, Texas (“Landmark II”) (collectively, “Landmark I & II”) through our direct and indirect partnership interests in Behringer Harvard Landmark LP (the “Landmark Partnership”). The contract purchase price of Landmark I & II was $33,250,000, exclusive of closing costs. Landmark I & II were acquired by the Landmark Partnership entirely through the use of proceeds of the Offering.

We were in compliance with all material financial covenants and restrictions of the loan agreements at June 30, 2005.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005:

		Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Woodall Rogers Facility A	$4,119,357	$48,102	$4,071,255	$-	$-
Quorum Property	4,956,824	-	4,956,824	-	-
Coit Property	5,627,760	454,960	5,172,800	-	-
Skillman Property	10,646,826	193,976	424,960	441,552	9,586,338
Mockingbird Commons Property	17,000,000	-	17,000,000	-	-
Northwest Highway Loan	3,159,621	-	3,159,621	-	-
Total mortgage notes payable	45,510,388	697,038	34,785,460	441,552	9,586,338
Operating lease	32,411,853	351,348	702,696	702,696	30,655,113
Total contractual obligations	$77,922,241	$1,048,386	$35,488,156	$1,144,248	$40,241,451

		Interest payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Woodall Rogers Facility A	$350,578	$177,075	$173,503	$-	$-
Quorum Property	432,526	226,775	205,751	-	-
Coit Property	389,488	168,509	220,979	-	-
Skillman Property	3,660,931	669,142	1,301,274	1,140,830	549,685
Mockingbird Commons Property	1,467,667	1,034,167	433,500	-	-
Northwest Highway Loan	313,679	179,245	134,434	-	-
Total	$6,614,869	$2,454,913	$2,469,441	$1,140,830	$549,685

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

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

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

Item 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors II have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2005, we had sold the following securities pursuant to the Offering, which was declared effective on February 19, 2003 and terminated on February 19, 2005 (Registration No. 333-100125), for the following aggregate offering prices:

•	10,949,984 limited partnership units on a best efforts basis for $108,773,562; and

•	47,204 limited partnership units pursuant to our distribution reinvestment plan for $470,898.

The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of June 30, 2005 were 10,997,188 limited partnership units for $109,244,460. No units were sold during the three months ended June 30, 2005.

From the commencement of the Offering through June 30, 2005, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$11,746,168
Other expenses to non-affiliates	7,387

Total expenses	$11,753,555
_________________

(1) Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses incurred and described above, were $97,490,905.

From the commencement of the Offering through June 30, 2005, we had used $60,467,153 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable. Of the amount used for the purchase of these investments, $3,163,771 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interests who have held their units for at least one year may be able to redeem all or a portion of their units under the Unit Redemption Program (the “Redemption Plan”) approved by our General Partners. The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption. During any calendar year, we will not redeem in excess of 5.0% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to 1.0% of the operating cash flow from the previous fiscal year, plus any proceeds from the our dividend reinvestment and automatic purchase plan. The price we will pay for redeemed shares and the procedures for redemption are described in prospectus relating to the Offering, as amended and supplemented from time to time. Our General Partners may suspend or terminate the Redemption Plan at any time.

During the quarter ended June 30, 2005, we redeemed units as follows:

	Approximate Number	Average Price
2005	of Units Redeemed	Paid per Unit
April	5,510	$8.95
May	-	-
June	1,170	$8.30

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

Behringer Harvard Short-Term Opportunity Fund I LP
	By:	Behringer Harvard Advisors II LP Co-General Partner
Dated: August 15, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer

Index to Exhibits

Exhibit Number      Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.