Form 10-Q
period 2005-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2005-11-14
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                    [Mark One]
           ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-Q
Quarter Ended September 30, 2005

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Real estate
Land	$25,266,047	$8,610,149
Buildings, net	58,552,034	15,924,745
Real estate under development	35,006,812	18,570,740
Total real estate	118,824,893	43,105,634

Cash and cash equivalents	25,926,586	36,503,558
Restricted cash	2,148,714	4,730,194
Accounts receivable, net	1,393,607	656,095
Receivables from affiliates	792,835	1,602,840
Prepaid expenses and other assets	112,490	136,394
Escrow deposits	-	-
Investments in unconsolidated joint ventures	1,291,123	4,953,267
Lease intangibles, net	18,761,994	6,867,404
Deferred financing fees, net of accumulated
amortization of $401,904 and $98,383, respectively	1,230,173	722,889
Total assets	$170,482,415	$99,278,275

Liabilities and partners' capital

Liabilities
Mortgage notes payable	$68,042,462	$31,235,080
Accounts payable	2,887,318	59,653
Payables to affiliates	93,608	571,852
Acquired below market lease intangibles, net	316,498	282,236
Distributions payable	269,234	159,960
Accrued liabilities	4,135,577	1,682,584
Subscriptions for limited partnership units	-	4,731,878
Total liabilities	75,744,697	38,723,243

Commitments and contingencies

Minority interest	3,652,431	1,695,362

Partners' capital
Limited partners - 11,000,000 units authorized;
10,918,586 units and 6,939,778 units issued
and outstanding at September 30, 2005 and
December 31, 2004, respectively	91,084,810	58,859,193
General partners	477	477
Total partners' capital	91,085,287	58,859,670
Total liabilities and partners' capital	$170,482,415	$99,278,275

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Rental revenue	$4,564,155	$748,566	$8,633,201	$1,332,626

Expenses
Property operating expenses	656,357	287,147	1,287,062	476,058
Ground rent	87,837	87,837	263,511	205,470
Real estate taxes	768,203	77,088	1,330,548	167,632
Property and asset management fees	313,692	59,314	529,627	105,073
General and administrative	198,711	177,263	599,337	303,609
Interest expense	233,459	157,546	684,998	311,770
Depreciation and amortization	2,398,903	260,291	4,803,192	496,549
Total expenses	4,657,162	1,106,486	9,498,275	2,066,161

Interest income	64,425	31,345	626,560	70,341
Equity in losses of investments in
unconsolidated joint ventures	(162,353)	(151,993)	(741,940)	(151,993)
Gain on sale of assets	-	-	1,096,396	-
Other income (loss)	(5,510)	-	-	-
Minority interest	(70,839)	-	(92,552)	-

Net income (loss)	$(267,284)	$(478,568)	$23,390	$(815,187)

Allocation of net income (loss)
Net income (loss) allocated to general partners	$(1)	$(4)	$-	$(13)

Net income (loss) allocated to limited partners	$(267,283)	$(478,564)	$23,390	$(815,174)

Weighted average number of limited
partnership units outstanding	10,987,254	2,660,469	10,697,856	1,807,592

Net income (loss) per limited partnership unit	$(0.02)	$(0.18)	$0.00	$(0.45)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities
Net income (loss)	$23,390	$(815,187)
Adjustments to reconcile net income (loss) to net
cash flows provided by operating activities:
Minority interest	92,552	-
Equity in losses of investments in joint ventures	741,940	151,993
Gain on sale of assets	(1,096,396)	-
Depreciation and amortization	5,613,016	651,434
Change in accounts receivable	(581,738)	(79,025)
Change in prepaid expenses and other assets	129,322	(42,226)
Additions of lease intangibles	(173,672)	(57,850)
Change in accounts payable	735,340	(9,217)
Change in accrued liabilities	481,470	377,124
Cash provided by operating activities	5,965,224	177,046

Cash flows from investing activities
Purchases of real estate	(64,088,263)	(20,025,190)
Purchases of properties under development	(4,668,004)	-
Capital expenditures for properties under development	(9,123,257)	-
Investments in unconsolidated joint ventures	(423,763)	(5,207,511)
Purchases of property and equipment	(352,253)	(152,766)
Proceeds from sale of assets	4,009,846	-
Escrow deposits on properties to be acquired	-	(1,292,500)
Change in restricted cash	(1,789,698)	(107,581)
Cash used in investing activities	(76,435,392)	(26,785,548)

Cash flows from financing activities
Proceeds from mortgage notes	28,620,138	14,150,000
Payment of mortgage notes	(2,474,130)	(3,600,000)
Financing costs	(708,668)	(344,161)
Proceeds from sale of limited partnership units	39,535,753	27,175,576
Offering costs	(3,938,775)	(2,948,926)
Distributions	(3,285,478)	(161,733)
Distribution to minority interest holders	(37,788)	-
Contribution from minority interest holders	1,852,305	-
Change in limited partners' subscriptions	(4,731,878)	1,571,187
Change in restricted cash	4,729,955	(1,570,858)
Change in receivables from and payables to affiliates	331,762	(21,171)
Cash provided by financing activities	59,893,196	34,249,914

Net change in cash and cash equivalents	(10,576,972)	7,641,412
Cash and cash equivalents at beginning of period	36,503,558	4,572,566
Cash and cash equivalents at end of period	$25,926,586	$12,213,978

Supplemental disclosure
Interest paid, net of capitalized interest	$545,693	$229,426

Non-cash investing activities
Capital expenditures for properties under development in accounts payable	$2,103,532	$-
Property and equipment additions in accrued liabilities	$298,033	$-

Non-cash financing activities
Limited partnership units issued
under distribution reinvestment plan	$99,683	$198,954

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.     Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,”“we,”“us” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003, terminated on February 19, 2005, and is described below (the “Offering”). The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005. We used proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

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

We were in the development stage through February 10, 2004. On February 11, 2004, we commenced active operations with our acquisition of a five-story office building in Dallas, Texas.

2.    Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment plan at $10 per unit. On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the distribution reinvestment plan to the 50,000 units that had already been issued, thus terminating our distribution reinvestment plan. The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460. As of September 30, 2005, we have redeemed 78,602 of the units issued pursuant to the Offering for $702,344.

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

As of November 11, 2005, we had 10,918,586 limited partnership units outstanding. No additional units were issued during the three months ended September 30, 2005 or subsequent to September 30, 2005, as we terminated our Offering on February 19, 2005.

3.    Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet as of September 30, 2005 and consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ending September 30, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of September 30, 2005 and December 31, 2004 and the results of our operations and cash flows for the periods ended September 30, 2005 and 2004.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R or if we are not determined to be the primary beneficiary, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. We had recorded accumulated depreciation associated with our tangible assets of $1,797,479 and $393,777 at September 30, 2005 and December 31, 2004, respectively.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We had recorded accumulated amortization associated with our lease intangibles of $5,831,146 and $688,213 at September 30, 2005 and December 31, 2004, respectively.

Anticipated amortization for the period from October 1 through December 31, 2005 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
October 1, 2005 - December 31, 2005	2,326,167.60
2006	8,201,954.31
2007	4,201,387.16
2008	1,352,906.81
2009	477,632.18

As of September 30, 2005, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

				Acquired	Acquired
	Buildings and	Deferred	In-Place	Above - Market	Below - Market
	Improvements	Leasing Intangibles	Leases	Leases	Leases
Cost	$60,349,513	$342,555	$19,963,862	$4,488,928	$(518,703)
Less: depreciation and amortization	$(1,797,479)	$(38,669)	$(4,918,547)	$(1,076,135)	$202,205
Net	$58,552,034	$303,886	$15,045,315	$3,412,793	$(316,498)

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

For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the periods ended September 30, 2005 and 2004.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value. As of September 30, 2005 and December 31, 2004 we had no cash equivalents.

Restricted Cash

Subscription proceeds were held in escrow until investors were admitted as limited partners. We admitted new limited partners until the Offering was terminated on February 19, 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow. Restricted cash at September 30, 2005 includes monies held in escrow for insurance, taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Receivables from Affiliates

Receivables from affiliates at September 30, 2005 include $704,317 for overpayment of organization and offering expenses that we reimburse to our affiliate, Behringer Advisors II. We were reimbursed for the overpayment of organization and offering expenses subsequent to September 30, 2005.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance.

Investments in Unconsolidated Joint Ventures

As of September 30, 2005, “Investments in unconsolidated joint ventures” on our consolidated balance sheet consists of our 56.25% ownership interest in a six-story office building located in Dallas, Texas (the “Central Property”). At December 31, 2004, we owned a 50% interest in the Central Property and we acquired an additional 6.25% interest on September 21, 2005. Our 85.71% ownership interest in a neighborhood shopping/service center containing approximately 98,764 square feet, located on approximately 7.3 acres of land at the southeast corner of Skillman Street and Audelia Road in Dallas, Texas (the “Skillman Property”) is included in “Investments in unconsolidated joint ventures” on our consolidated balance sheet as of December 31, 2004. On May 23, 2005, we purchased the remaining 14.29% interest in the Skillman Property, resulting in our 100% direct ownership and consolidation of this property as of September 30, 2005. See Note 5 “Real Estate Acquisitions.”

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. For the three months ended September 30, 2005 and 2004, the total net increase to rental revenues due to straight-line rent adjustments was $81,052 and $15,649, respectively. The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2005 and 2004 was $318,324 and $37,025, respectively. As discussed above, our rental revenue also includes amortization of above and below market leases.

Offering Costs

The General Partners fund all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2.5% of the cumulative capital raised by us in the Offering, which terminated on February 19, 2005. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. All offering costs are recorded as an offset to partners’ capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts. As of September 30, 2005, we had overfunded our reimbursement of organization and offering costs in the amount of $704,317, which

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

is reflected in Receivables from Affiliates on our balance sheet. We were reimbursed for the overpayment of organization and offering expenses subsequent to September 30, 2005.

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

Concentration of Credit Risk

At September 30, 2005, we had cash and cash equivalents and restricted cash on deposit in four financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

5.    Real Estate

We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At September 30, 2005, we owned six properties through direct ownership and four properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures are consolidated and one is accounted for under the equity method.

As of September 30, 2005, we wholly owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
Woodall Rogers Property	Dallas, Texas	74,090	5-story office building
Quorum Property	Dallas, Texas	133,799	7-story office building
Skillman Property	Dallas, Texas	98,764	shopping/service center
250/290 Carpenter Property	Irving, Texas	536,241	three-building office complex
Landmark I	Dallas, Texas	122,273	2-story office building
Landmark II	Dallas, Texas	135,154	2-story office building

As of September 30, 2005, we, through separate limited partnerships or joint venture agreements, owned interests in the following properties:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	56.25%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Property	Dallas, Texas	land	redevelopment property	80.00%

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

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”). Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”). The Revolver is further evidenced by a promissory note from us to the Revolver Lender. The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver. As of September 30, 2005, no borrowings have been made and no letters of credit have been issued under the Revolver Agreement, and the full amount of the facility is available. The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the London Interbank Offered Rate (“LIBOR”), or a combination of each. The Revolver has a three-year term with the option to extend for one additional year. Monthly payments of interest are required. Prepayment of principal can be made in full at any time and in part from time to time. The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement. In addition, the 250/290 Carpenter Partnership has guaranteed payment of any borrowings made under the Revolver Agreement.

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

On July 6, 2005, we acquired a 100% interest in a two-story office building containing approximately 122,273 rentable square feet located on approximately 8.6 acres of land in Dallas, Texas (“Landmark I”) and an additional two-story office building containing approximately 135,154 rentable square feet located on approximately 11.3 acres of land in Dallas, Texas (“Landmark II”) (collectively, “Landmark I & II”) through our direct and indirect partnership interests in Behringer Harvard Landmark LP (the “Landmark Partnership”). The purchase price of Landmark I was $16,001,998, and the purchase price of Landmark II was $17,594,604. Landmark I & II were acquired by the Landmark Partnership entirely through the use of proceeds of the Offering.

On September 8, 2005, the Landmark Partnership borrowed $22,000,000 under a loan agreement (the “Landmark Agreement”) with State Farm Bank, F.S.B., an unaffiliated third party (the “Landmark Lender”). The interest rate under the Landmark Loan Agreement is equal to LIBOR plus one and four-tenths percent (1.4%), with interest being calculated on the unpaid principal. Monthly payments of interest are required through September 1, 2010. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2010, the maturity date. Prepayment, in whole or in part, may be made after the later to occur of: (i) October 1, 2006, or (ii) the date on which the twelfth monthly payment has been made to the Landmark Lender, provided that at least 30 days, but no more than 60 days, written notice is given. We are subject to a Limited Guaranty with the Landmark Lender in which we unconditionally and absolutely guarantee prompt and full repayment of any borrowings under the Landmark Loan Agreement.

On September 21, 2005, we entered into an agreement with HSAD Partners, an unaffiliated third party, assigning their 6.25% interest in Behringer Harvard 4245 Central LP, a Texas limited partnership (the “Central Partnership”) to us effective as of August 31, 2005. The Central Partnership was originally formed to purchase the Central Property. The contract purchase price of the Central Property was $7,737,500 when it was originally purchased by the Central Partnership on August 17, 2004. The Central Property is held by the Central Partnership, in which Behringer Harvard 4245 Central GP, LLC, our wholly-owned subsidiary (the “Subsidiary”), is the general partner with an ownership interest of 0.1% in the Central Partnership. Prior to the assignment of interest described herein, the limited partners were Realty America Group (4245 Central, LP), HSAD Partners, BGO Investments and us with 37.5%, 6.25%, 6.25% and 49.9% ownership interests in the Central Partnership, respectively. We agreed to purchase the additional 6.25% interest held by HSAD Partners for cash consideration of $185,826 and the assumption of $349,349 of the Central Partnership debt. We purchased the interest entirely through the use of proceeds of the Offering. As a result, we and our Subsidiary have a combined interest in the Central Partnership of 56.25% as of September 30, 2005.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Dispositions

On April 6, 2005, we sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the Woodall Rodgers Development Property through assignments from Texas Land & Realty, LLC, each of which are unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodall Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000. At the closing of the sale of the Woodall Rodgers Development Property, the Woodall Rodgers Partnership paid total real estate commissions of $140,845. One-half of this commission was paid to Trammell Crow Company and one-half was paid to Robert W. McMillan, a member of our advisory board. We recognized a gain of $1,096,396 on the sale during the nine months ended September 30, 2005. The gain on the sale of the Woodall Rodgers Development Property is not classified as discontinued operations in the accompanying consolidated statements of operations, as the land was a non-operating asset at the time of the sale

6.    Investments in Joint Ventures

Our investments in joint ventures as of September 30, 2005 consisted of our proportionate share of the following assets and liabilities:

Central
Property
Land	$596,713
Buildings, net	6,283,828
Real estate intangibles, net	673,999
Cash and cash equivalents	110,066
Restricted cash	151,949
Accounts receivable and other assets	152,578
Total assets	$7,969,133

Total liabilities	$6,053,733

Equity	1,915,400

Total liabilities and equity	$7,969,133

For the nine months ended September 30, 2005, we recorded $741,940 of equity in losses from our investments in joint ventures. Our equity in losses from these joint ventures includes our 50.0% share of the following loss through August 31, 2005 of the Central Property and our 56.25% share of the following loss of the Central Property for the one month ended September 30, 2005. Our equity in losses from joint venture investments also includes our 85.71% share of the following loss of the Skillman Property through May 23, 2005:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Central	Skillman
	Property	Property
Revenue:
Rental income	$634,952	$568,246
Tenant reimbursement income	33,920	258,595
Total revenues	668,872	826,841

Operating costs and expenses:
General and operating expenses	341,720	132,778
Utilities	143,884	26,113
Property management and
asset management fees	61,075	56,060
Real estate taxes	172,306	146,223
Depreciation and amortization	533,202	545,444
Interest expense	270,813	265,665
Total operating costs and expenses	1,523,000	1,172,283

Net loss	$(854,128)	$(345,442)

We incurred acquisition expenses totaling $492,247 and $173,153 in connection with the acquisition of the investments in the Skillman and Central Properties, respectively. These expenses were capitalized as part of our basis in these investments. During the nine months ended September 30, 2005, we recorded amortization of $8,848 for the Skillman Property and $5,188 for the Central Property related to the excess of our carrying value of our investments in joint ventures over the underlying equity. This amortization is included in equity in earnings of joint ventures in the accompanying consolidated statement of operations for the nine months ended September 30, 2005.

7.    Capitalized Costs

On November 8, 2004, we acquired a 70% interest in a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the “Mockingbird Commons Property”) through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations, and no operations are planned until the redevelopment process has been completed. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at September 30, 2005. For the nine months ended September 30, 2005, we had capitalized a total of $11,216,619 in costs associated with the development of the Mockingbird Commons Property. Capitalized costs include interest, property taxes, insurance and construction costs. For the nine months ended September 30, 2005, we had capitalized $1,256,641 in interest and deferred financing costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations, and no operations are planned by the Northwest Highway Partnership. Certain redevelopment costs associated with the Northwest Highway Property have been capitalized on our balance sheet at September 30, 2005. As of September 30, 2005, we had capitalized a total of $507,457 in costs associated with the development of the Northwest Highway Property. During the nine months ended September 30, 2005, we capitalized $166,718 in interest costs for the Northwest Highway Property.

8.    Mortgages Payable

At September 30, 2005, we had mortgage notes payable of $68,042,462, excluding our proportionate share of debt from our unconsolidated joint venture.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth our consolidated mortgages and notes payable as of September 30, 2005 and December 31, 2004:

	Balance		Interest	Maturity
Description	September 30, 2005	December 31, 2004	Rate	Date
Woodall Rodgers Facility A (2)(3)	$4,496,899	$4,300,000	Prime (1)	6/1/2007
Woodall Rodgers Facility B (2)(3)	-	1,700,000	Prime (1)	6/1/2007
Quorum Property Loan (2)(3)	4,959,351	4,908,269	Prime (1)	6/30/2007
Coit Property Loan (2)(3)	5,503,680	5,917,280	4.900%	10/4/2007
Skillman Property Loan (2)(3)(4)	10,600,844	-	7.340%	4/11/2011
Mockingbird Commons Property Loan (2)(3)	17,000,000	14,409,531	6.000%	11/8/2006
Northwest Highway Loan (2)(3)	3,481,688	-	LIBOR + 2.0% (5)	4/20/2007
Landmark I Loan (2)(3)	10,449,588	-	LIBOR + 1.4% (5)	10/1/2010
Landmark II Loan (2)(3)	11,550,412	-	LIBOR + 1.4% (5)	10/1/2010
	$68,042,462	$31,235,080
_________________________

(1)	Prime rate at September 30, 2005 was 6.75%.

(2)	Loan is collateralized by the property.

(3)	Loan is unconditionally guaranteed by us.

(4)	Investment in unconsolidated joint venture at December 31, 2004. We purchased the remaining 14.29% interest in the property on May 23, 2005.

(5)	Three month LIBOR rate was 4.0551% at September 30, 2005.

We were in compliance with all material financial covenants and restrictions of our loan agreements at September 30, 2005.

9.    Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to January 21, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated on January 21, 2005. On June 1, 2005, we paid a special distribution in the amount of $1,095,623, as a result of the gain recognized on the sale of the Woodall Rodgers Development Property. The distribution was made to limited partners of record as of May 15, 2005. Distributions payable at September 30, 2005 were $269,234. The following are the distributions declared during the nine months ended September 30, 2005:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Distributions
2005	Total	Cash	DRIP
First Quarter	$747,577	$747,577	-
Second Quarter	1,917,689	1,917,689	-
Third Quarter	829,169	829,169	-
	$3,494,435	$3,494,435	-

As of September 30, 2005, we have redeemed 78,602 units for $702,344 pursuant to our unit redemption program.

10.          Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation incurred by us during the nine months ended September 30, 2005 and 2004:

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
	incurred	costs	in joint ventures	expensed

For the nine months ended September 30, 2005

Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	311,211	304,001	-	7,210

Behringer Advisors II, acquisition, advisory fees and expenses	2,314,676	-	2,314,676	-

HPT Management LP, property management and leasing fees	308,594	-	-	308,594

Behringer Advisors II, asset management fees	221,033	-	-	221,033
Total	$6,790,235	$3,938,722	$2,314,676	$536,837

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
	incurred	costs	in joint ventures	expensed

For the nine months ended September 30, 2004

Behringer Securities commissions and dealer manager fees	$2,273,668	$2,273,668	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	679,415	674,591	-	4,824

Behringer Advisors II, acquisition, advisory fees and expenses	1,223,886	-	1,223,886	-

HPT Management LP, property management and leasing fees	59,300	-	-	59,300

Behringer Advisors II, asset management fees	45,773	-	-	45,773
Total	$4,282,042	$2,948,259	$1,223,886	$109,897

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan, which was terminated on January 21, 2005. Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees in the nine months ended September 30, 2005. For the nine months ended September 30, 2004, Behringer Securities earned $1,605,439 in selling commissions and $668,229 in dealer manager fees. The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the nine months ended September 30, 2005 and 2004.

Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of September 30, 2005, $2,029,748 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf. As of September 30, 2005, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed. Of the $2,029,748 of organization and offering costs reimbursed by us as of September 30, 2005, $2,010,362 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organizational costs. For the nine months ended September 30, 2005, we reimbursed $311,211 of organization and offering expenses, of which $304,001 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organizational costs. For the nine months ended September 30, 2004, we had reimbursed $679,415 of organization and offering expenses, of which $674,591 was recorded as a reduction in Partners’ capital and $4,824 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the nine months ended September 30, 2005, Behringer Advisors II earned $1,984,008 of acquisition and advisory fees and was reimbursed $330,668 for acquisition-related expenses. During the nine months ended September 30, 2004, Behringer Advisors II earned $1,049,045 of acquisition and advisory fees and was reimbursed $174,841 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the nine months

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

ended September 30, 2005 and 2004, we incurred property management fees payable to HPT Management of $308,594 and $59,300, respectively.

We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the nine months ended September 30, 2005 and 2004, we incurred asset management fees of $221,033 and $45,773, respectively.

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

Emerging Issues Task Force (”EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. This EITF is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

12.          Subsequent Events

On October 4, 2005, the Mockingbird Commons Partnership (the “Borrower”), a partnership of which we have a 70% interest through direct and indirect ownership, entered into a Construction Loan Agreement (the “Construction Loan Agreement”) with Texans Commercial Capital, LLC (the “Construction Lender”). Borrowings available under the Construction Loan Agreement may total up to $34,047,458 (the “Construction Loan”). The Construction Loan Agreement is further evidenced by a promissory note from the Borrower for the benefit of the Construction Lender. The interest rate under the Construction Loan Agreement is equal to the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal. Monthly payments of unpaid accrued interest are required through September 1, 2007. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2007, the maturity date. The Borrower may extend the maturity date of the Construction Loan Agreement for up to three additional terms of one year each. Prepayment of principal can be made, in whole or in part, without penalty or premium, provided that each prepayment of less than the full outstanding principal balance shall be in an amount equal to at least $1,000,000 or multiples thereof. We have guaranteed payment of the obligation under the Construction Loan Agreement. The Construction Loan Agreement is secured by the Mockingbird Commons Property.

Additionally, on October 4, 2005, the Borrower entered into a loan agreement (the “ANB Loan Agreement”) with American National Bank of Texas (the “ANB Lender”). Borrowings available under the ANB Loan Agreement may total up to $36,218,000 (the “ANB Loan”). The ANB Loan Agreement is further evidenced by a promissory from the Borrower to the ANB Lender. The interest rate under the ANB Loan Agreement is equal to the lesser of (i) the thirty day LIBOR, plus two and seventy-five hundredths percent (2.75%) per annum or (ii) the maximum rate allowed by law. Monthly payments of interest are required through September 1, 2007, with a final payment of the unpaid principal and unpaid accrued interest due on September 30, 2007, the maturity date. Prepayment, in whole or in part, is permitted from time to time, prior to the maturity date without penalty or premium. The Borrower has the option to extend the maturity date of the ANB Loan Agreement for one year. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the ANB Loan Agreement. We have guaranteed payment of the obligation under the ANB Loan Agreement.

On October 5, 2005, we acquired a 60% interest in the ownership of 72.26 acres of land in Collin County, Texas (the “Melissa Land”), through our direct partnership interest in BHDGI, Ltd. (the “Melissa Land Partnership”). The site is planned for development into residential lots for the future sale to home builders. The Melissa Land has no operations, and no operations are planned by the Melissa Land Partnership. The contract price for the Melissa Land was $2,800,000, excluding closing costs. We made an initial capital contribution to the Melissa Land Partnership of $800,000. On September 15, 2005, we entered into the Melissa Land Partnership Agreement whereby Graybird Developers, LLC (in which we own a 51% interest) became the general partner, we became the Class A limited partner and David L. Gray (an unaffiliated third party) became the Class B limited partner. We obtained an ownership interest of 60%, and the remaining 40% is held by the Class B limited partner. On October 5, 2005, the Melissa Land Partnership borrowed $2,000,000 under a loan agreement (the “Melissa Land Loan Agreement”) with Dallas City Bank (the “Melissa Lender”). The Melissa Land Loan Agreement is further evidenced by a promissory note from the Melissa Land Partnership to the Melissa Lender. The interest rate under the Melissa Land Loan Agreement is equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal. Payments of unpaid accrued interest are due on December 29, 2005, March 29, 2006, and June 29, 2006. A final payment of the principal and unpaid accrued interest is due and payable on September 29, 2006, the maturity date. Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Proceeds from the Melissa Loan Agreement were used to fund the purchase of the Melissa Land. We have guaranteed payment under the Melissa Land Loan Agreement. The Melissa Land is subject to a deed of trust to collaterize payment of the Melissa Land Loan Agreement.

On October 31, 2005, we entered into an agreement with BGO Investments, an unaffiliated third party, assigning their 6.25% interest in the Central Partnership to us effective as of October 31, 2005. Prior to the assignment of interest described herein, the limited partners were Realty America Group (4245 Central, LP), BGO Investments and us with 37.5%, 6.25% and 56.15% ownership interests in the Central Partnership,

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

respectively. We agreed to purchase the additional 6.25% interest held by BGO Investments for cash consideration of $181,044 and the assumption of BGO Investments’ share of the Central Partnership debt. We purchased the interest entirely through cash on hand. As a result, we and our Subsidiary have a combined interest in the Central Partnership of 62.5%. The assignment agreement irrevocably and unconditionally releases BGO Investments from all liabilities and obligations arising from the Central Partnership agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,”“will,”“anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates,”“would,”“could,”“should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the periods ended September 30, 2005 and 2004.

Results of Operations

We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties and lease such property to one or more tenants. We plan to be opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. We purchased our first property on February 11, 2004 in Dallas, Texas. As of September 30, 2005, we had 100% direct ownership of six properties and ownership interests in four properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures are consolidated and one is accounted for under the equity method. At September 30, 2004, we had 100% direct ownership in two properties and ownership interests in two properties through investments in unconsolidated joint ventures. Accordingly, our results of operations for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, reflect significant increases in almost every category.

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004

Revenue. Rental revenue for the three months ended September 30, 2005 was $4,564,155 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our 100% owned properties and those investments in partnerships that we consolidate. During the three months ended September 30, 2004, rental revenue was $748,566 and was comprised of revenue from our 100% direct ownership in two properties. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2005 and 2004 were $656,357 and $287,147, respectively. Property operating expenses for the three months ended September 30, 2005 were comprised of expenses related to the daily operations from our 100% owned properties and those investments in partnerships that we consolidate. Property operating expenses for the three months ended September 30, 2004 were comprised of operating expenses from our 100% direct ownership in two properties. Management expects there will be increases in property operating expenses in the future as we continue to invest in additional real estate properties.

Ground Rent Expense. Ground rent expense for the three months ended September 30, 2005 and 2004 was $87,837. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. The ground lease for the developed land is scheduled to terminate in September 2097.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2005 were $768,203 and were comprised of real estate taxes associated with our 100% owned properties and those investments in partnerships that we consolidate. Real estate taxes in the amount of $77,088 for the three months ended September 30, 2004 were composed of property taxes from our 100% direct ownership in two properties. Management expects significant increases in real estate taxes in the future as we continue to invest in additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2005 were $313,692 and were comprised of property management and asset management fees from our 100% owned properties and those investments in partnerships that we consolidate. Property and asset management fees of $59,314 for the three months ended September 30, 2004 were composed of property taxes from our 100% direct ownership in two properties. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 and 2004 were $198,711 and $177,263, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees and other administrative expenses. Management expects general and administrative expenses to increase as we continue to purchase more properties in the future.

Interest Expense. Interest expense for the three months ended September 30, 2005 was $233,459 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of our 100% owned properties and those investments in partnerships that we consolidate. Interest expense for the three months ended September 30, 2004 was $157,546 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with our 100% direct ownership in two properties. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties. In addition, interest expense will increase when the Mockingbird Commons Property becomes operational and development of the Northwest Highway Property is complete. Interest will continue to be capitalized until development of these two properties is complete. For the three months ending September 30, 2005, we capitalized interest costs of $507,545 for the Mockingbird Commons Property and $128,042 for the Northwest Highway Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2005 was $2,398,903 and includes depreciation and amortization of buildings and real estate intangibles associated with our 100% owned properties and those investments in partnerships that we consolidate. For the three months ended September 30, 2004, depreciation and amortization expense associated with our direct ownership in two properties was $260,291. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the three months ended September 30, 2005 was $64,425 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. Interest income for the three months ended September 30, 2004, was $31,345. The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the three months ended September 30, 2005 and 2004 was $162,353 and $151,993, respectively, and was comprised of our share of equity in the losses of the Central and the Skillman Properties. As discussed in Note 5 - “Real Estate Acquisitions,” we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property is consolidated with and into our consolidated accounts.

Minority Interest. Minority interest for the three months ended September 30, 2005 was $70,839 and represents the other partners’ proportionate share of income of investments in partnerships that we consolidate. During the three months ended September 30, 2004, we had no investments in partnerships with minority interest holders.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

Revenue. Rental revenue for the nine months ended September 30, 2005 was $8,633,201 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our 100% owned properties and those investments in partnerships that we consolidate. During the nine months ended September 30, 2004, rental revenue was $1,332,626 and was comprised of revenue from our 100% direct ownership in two properties. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2005 and 2004 were $1,287,062 and $476,058, respectively. Property operating expenses for the nine months ended September 30, 2005 were comprised of expenses related to the daily operations of our 100% owned properties and those investments in partnerships that we consolidate. Property operating expenses for the nine months ended September 30, 2004 were comprised of operating expenses from our 100% direct ownership in two properties. Management expects there will be increases in property operating expenses in the future as we continue to invest in additional real estate properties.

Ground Rent Expense. Ground rent expense for the nine months ended September 30, 2005 and 2004 was $263,511 and $205,470, respectively. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. For the nine months ended September 30, 2004, ground rent is from the date of acquisition of the Woodall Rodgers Property, February 11, 2004, through September 30, 2004. The ground lease for the developed land is scheduled to terminate in September 2097.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2005 were $1,330,548 and were comprised of real estate taxes associated with our 100% owned properties and those investments in partnerships that we consolidate. Real estate taxes in the amount of $167,632 for the nine months ended September 30, 2004 were composed of property taxes from our 100% direct ownership in two properties. Management expects significant increases in real estate taxes in the future as we continue to invest in additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2005 were $529,627 and were comprised of property management and asset management fees from our 100% owned properties and those investments in partnerships that we consolidate. Property and asset management fees of $105,073 for the nine months ended September 30, 2004 were composed of property taxes from our 100% direct ownership in two properties. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $599,337 and $303,609, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that period. Management expects general and administrative expenses to increase as we continue to purchase more properties in the future.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $684,998 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of our 100% owned properties and those investments in partnerships that we consolidate. Interest expense for the nine months ended September 30, 2004 was $311,770 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages from our 100% direct ownership in two properties. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties. In addition, interest expense will increase when the Mockingbird Commons Property becomes operational and development of the Northwest Highway Land is complete. Interest will continue to be capitalized until development of these two properties is complete. For the nine month period ending September 30, 2005, we capitalized interest costs of $1,256,641 and $166,718 for the Mockingbird Commons and Northwest Highway Properties, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2005 was $4,803,192 and includes depreciation and amortization of buildings and real estate intangibles from our 100% owned properties and those investments in partnerships that we consolidate. For the nine months ended September 30, 2004, depreciation and amortization expense from our 100% direct ownership in two properties was $496,549. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the nine months ended September 30, 2005 was $626,560 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. Interest income for the nine months ended September 30, 2004, was $70,341. The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the nine months ended September 30, 2005 and 2004 was $741,940 and $151,993, respectively, and was comprised of our share of the losses of the Central and Skillman Properties. As discussed in Note 5 - “Real Estate Acquisitions,” we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property is consolidated with and into our consolidated accounts.

Gain on sale of assets. We recognized a gain on the sale of assets for the nine months ended September 30, 2005 of $1,096,396. The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005. No assets were sold during the nine months ended September 30, 2004.

Minority Interest. Minority interest for the nine months ended September 30, 2005 was $92,552 and represents the other partners’ proportionate share of the income of investments in partnerships that we consolidate. During the nine months ended September 30, 2004, we had no investments in partnerships with minority interest holders.

Cash Flow Analysis

We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At September 30, 2004, we owned two properties through direct ownership and two properties through investments in partnerships and joint ventures. As of September 30, 2005, we owned six properties through direct ownership and four properties through investments in partnerships and joint ventures. As a result, our cash flows for the nine months ended September 30, 2005 are not comparable to results for the nine months ended September 30, 2004.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $5,965,224 and were comprised primarily of the net income of $23,390 adjusted for depreciation and amortization of $5,613,016, a change in working capital accounts of $764,394 and equity in losses of investments in joint ventures of $741,940, offset by the gain on sale of assets of $1,096,396. During the nine months ended September 30, 2004, cash flows provided by operating activities were $177,046 and consisted primarily of changes in working capital accounts of $246,656 partially offset by additions of lease intangibles of $57,850.

Cash flows used in investing activities for the nine months ended September 30, 2005 were $76,435,392 and were primarily comprised of purchases of real estate of $64,088,263, purchases of properties under development of $4,668,004 and capital expenditures for properties under development of $9,123,257. This was partially offset by proceeds on sale of assets of $4,009,846. Cash flows used in investing activities for the nine months ended September 30, 2004 were $26,785,548 and primarily consisted of purchases of real estate of $20,025,190 and purchases of investments in joint ventures of $5,207,511.

Cash flows provided by financing activities were $59,893,196 for the nine months ended September 30, 2005, versus $34,249,914 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash flows from financing activities consisted primarily of the proceeds from the issuance of limited partnership units net of offering costs of $35,596,978 and proceeds from mortgage notes payable obtained in the acquisition of properties of $28,620,138, partially offset by $2,474,130 in payments of mortgage notes and distributions to limited partners of $3,285,478. Cash flows provided by financing activities of $34,249,914 for the nine months ended September 30, 2004 were comprised primarily of funds received from the issuance of limited partnership units net of offering costs of $24,226,650 and $14,150,000 in proceeds from mortgage loans, partially offset by $3,600,000 in payments of mortgage notes.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Offering. However, there will be delays between the sale of our units, which ended in February 2005, and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our limited partners, if any, of returns generated from our operations. Our cash and cash equivalents were $25,926,586 at September 30, 2005.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, distributions are paid from cash provided by operations. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using the Mockingbird Commons Loan under the Mockingbird Commons Loan Agreement to pay a portion of the $17,000,000 purchase price. Additional borrowings of $4,000,000 were available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. During the nine months ended September 30, 2005, we borrowed an additional $2,590,469 under the Mockingbird Commons Loan Agreement for preliminary development costs resulting in total borrowings under the Mockingbird Commons Loan of $17,000,000 as of September 30, 2005. The Mockingbird Commons Loan was paid in full using borrowings from the Construction Loan Agreement and the ANB Loan Agreement described below.

On October 4, 2005, the Mockingbird Commons Partnership entered into the Construction Loan Agreement with the Construction Lender. Borrowings available under the Construction Loan Agreement may total up to $34,047,458. The Construction Loan Agreement is further evidenced by a promissory note from the Borrower for the benefit of the Construction Lender. The interest rate under the Construction Loan Agreement is equal to the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal. Monthly payments of unpaid accrued interest are required through September 1, 2007. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2007, the maturity date. The Mockingbird Commons Partnership may extend the maturity date of the Construction Loan Agreement for up to three additional terms of one year each. Prepayment of principal can be made, in whole or in part, without penalty or premium, provided that each prepayment of less than the full outstanding principal balance shall be in an amount equal to at least $1,000,000 or multiples thereof.

Additionally, on October 4, 2005, the Borrower entered into the ANB Loan Agreement with the ANB Lender. Borrowings available under the ANB Loan Agreement may total up to $36,218,000. The ANB Loan Agreement is further evidenced by a promissory note from the Borrower to the ANB Lender. The interest rate under the ANB Loan Agreement is equal to the lesser of (i) the thirty LIBOR, plus two and seventy-five hundredths percent (2.75%) per annum or (ii) the maximum rate allowed by law. Monthly payments of interest are required through September 1, 2007, with a final payment of the unpaid principal and unpaid accrued interest due on September 30, 2007, the maturity date. Prepayment, in whole or in part, is permitted from time to time, prior to the maturity date without penalty or premium. The Borrower has the option to extend the maturity date of the ANB Loan Agreement for one year. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the ANB Loan Agreement.

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

On April 20, 2005, the Northwest Highway Partnership entered into the Northwest Highway Loan Agreement with the Northwest Highway Lender. We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property. During the nine months ended September 30, 2005, we borrowed $3,481,688 under the Northwest Highway Loan Agreement for development costs. We expect to have additional borrowings as we continue to develop the property.

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

On September 1, 2005, we entered into the Revolver Agreement with the Revolver Lender. Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the Revolver. The Revolver is further evidenced by a promissory note from us to the Revolver Lender. The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver. As of the date hereof, no borrowings have been made and no letters of credit have been issued under the Revolver Agreement, and the full amount of the facility is available. The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on LIBOR, or a combination of each. The Revolver has a three-year term with the option to extend for one additional year. Monthly payments of interest by us are required. Prepayment of principal can be made in full at any time and in part from time to time. The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement. In addition, the 250/290 Carpenter Partnership has guaranteed payment of any borrowings made under the Revolver Agreement.

On September 8, 2005, the Landmark Partnership borrowed $22,000,000 under the Landmark Agreement with the Landmark Lender. The interest rate under the Landmark Loan Agreement is equal to LIBOR plus one and four-tenths percent (1.4%), with interest being calculated on the unpaid principal. Monthly payments of interest are required through September 1, 2010. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2010, the maturity date. Prepayment, in whole or in part, may be made after the later to occur of: (i) October 1, 2006, or (ii) the date on which the twelfth monthly payment has been made to the Landmark Lender, provided that at least thirty days, but no more than sixty days, written notice is given. We are subject to a Limited Guaranty with the Landmark Lender in which we unconditionally and absolutely guarantee prompt and full repayment of any borrowings under the Landmark Loan Agreement.

On October 5, 2005, we acquired a 60% interest in the Melissa Land, through our direct partnership interest in the Melissa Land Partnership. The site is planned for development into residential lots for the future sale to home builders. The Melissa Land has no operations and no operations are planned by the Melissa Land Partnership. The contract price for the Melissa Land was $2,800,000, excluding closing costs. We made an initial capital contribution to the Melissa Land Partnership of $800,000. On September 15, 2005, we entered into the Melissa Land Partnership Agreement whereby Graybird Developers, LLC (in which we own a 51% interest) became the general partner, we became the Class A limited partner and David L. Gray (an unaffiliated third party) became the Class B limited partner. We obtained an ownership interest of 60% and the remaining 40% is held by the Class B limited partner. The general partner is authorized to make decisions and to act on behalf of the Melissa Land Partnership in the ordinary course of business; however, certain major decisions (as defined in the limited partnership agreement) require approval by the general partner and the Class A limited partner.

On October 5, 2005, the Melissa Land Partnership borrowed $2,000,000 under the Melissa Land Loan Agreement with the Melissa Land Lender. The Melissa Land Loan Agreement is further evidenced by a promissory note from the Melissa Land Partnership to the Melissa Land Lender. The interest rate under the Melissa Land Loan Agreement is equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal. Payments of unpaid accrued interest are due on December 29, 2005, March 29, 2006, and June 29, 2006. A final payment of the principal and unpaid accrued interest is due and payable on September 29, 2006, the maturity date. Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Proceeds from the Melissa Land Loan Agreement were used to fund the purchase of the Melissa Land. In addition, we have guaranteed payment of the obligation under the Melissa Land Loan Agreement in the event that, among other things, the Melissa Land Partnership becomes insolvent or enters into bankruptcy proceedings. The Melissa Land is subject to a deed of trust to collateralize payment of the Melissa Land Loan Agreement.

We were in compliance with all material financial covenants and restrictions of the loan agreements at September 30, 2005.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005:

		Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Woodall Rogers Facility A	$4,496,898	$59,674	$4,437,224	$-	$-
Quorum Property	4,959,352	371,066	4,588,286	-	-
Coit Property	5,503,680	454,960	5,048,720	-	-
Skillman Property	10,600,844	197,091	431,784	491,773	9,480,196
Mockingbird Commons Property	17,000,000	-	17,000,000	-	-
Northwest Highway Loan	3,481,688	-	3,481,688	-	-
Landmark I Loan	10,449,588	-	10,449,588	-	-
Landmark II Loan	11,550,412	-	11,550,412	-	-
Total mortgage notes payable	68,042,462	1,082,791	56,987,702	491,773	9,480,196
Operating lease	32,324,016	351,348	702,696	702,696	30,567,276
Total contractual obligations	$100,366,478	$1,434,139	$57,690,398	$1,194,469	$40,047,472

		Interest payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Woodall Rogers Facility A	$334,863	$192,740	$142,123	$-	$-
Quorum Property	375,115	226,270	148,845	-	-
Coit Property	341,801	164,618	177,183	-	-
Skillman Property	3,491,135	666,027	1,294,451	1,234,462	296,195
Mockingbird Commons Property	1,207,000	1,034,167	172,833	-	-
Northwest Highway Loan	311,880	196,662	115,218	-	-
Landmark I Loan	1,612,110	529,968	1,082,142	-	-
Landmark II Loan	1,781,939	585,798	1,196,141	-	-
Total	$9,455,843	$3,596,250	$4,328,936	$1,234,462	$296,195

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

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, the management of Behringer Advisors II evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors II have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2005, we had sold 10,997,188 limited partnership units for gross proceeds of $109,244,460. No units were sold during the three months ended September 30, 2005.

From the commencement of the Offering through September 30, 2005, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$11,764,123
Other expenses to non-affiliates	7,387

Total expenses	$11,771,510
_________________

(1) Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses incurred and described above, were $97,472,950.

From the commencement of the Offering through September 30, 2005, we had used $94,272,568 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable. Of the amount used for the purchase of these investments, $4,327,521 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interests who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Plan”). The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption. During any calendar year, we will not redeem in excess of 5.0% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to 1.0% of the operating cash flow from the previous fiscal year, plus any proceeds from the our distribution reinvestment plan. The price we will pay for redeemed shares and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time. Our General Partners may suspend or terminate the Redemption Plan at any time. During the quarter ended September 30, 2005, we redeemed units as follows:

				Maximum Number
			Total Number of Units	of Units that May
	Approximate	Average Price	Purchased as Part	Yet Be Purchased
	Number of	Price Paid	of Publicly Announced	Under the Plans
Period	Units Redeemed	per Unit	Plans or Programs	or Programs
July 1 - July 31, 2005	-	$-	-	(1)
August 1 - August 31, 2005	-	-	-	(1)
September 1 - September 30, 2005	69,423	8.94	69,423	(1)
Total	69,423	$8.94	69,423	(1)
____________________
(1)    A description of the maximum number of units that may be purchased under the Redemption Plan is included in the narrative preceding this table.

Item 3.    Defaults upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.    Submission of Matters to a Vote of Security Holders.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 5.    Other Information.

On September 2, 2005, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. Effective the same date, our General Partners appointed Deloitte & Touche LLP as our new independent registered public accounting firm. We reported this information on a Current Report on Form 8-K dated September 2, 2005.

Item 6.    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP
	By:	Behringer Harvard Advisors II LP Co-General Partner
Dated: November 14, 2005	By:	/s/ Gary S. Bresky
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