Form 10-K
period 2005-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2006-03-31
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Units of limited partnership interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $109,882,590, assuming a market value of $10 per unit of limited partnership interest.

As of March 10, 2006, the Registrant had 10,903,812 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-K
Year Ended December 31, 2005

PART I

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

Formation

We are a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, generally in markets with higher volatility, lower barriers to entry and high growth potential.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership by written consent of all the Partners.

On February 19, 2003, we commenced the Offering of up to 10,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan. On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units to be issued under the distribution reinvestment and automatic purchase plan to 50,000 units. The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460. As of December 31, 2005, we had 10,903,812 limited partnership units outstanding. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed. As of December 31, 2005, we estimate the per unit valuation to be $9.90, due to a special distribution made in 2005 of $0.10 per unit of a portion of the net proceeds from the sale of a property. Thereafter, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by us, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”). Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

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

Investment Objectives and Criteria

Our intention is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction. Our investment objectives are:

•	to preserve, protect and return investor’s capital contributions;

•	to maximize cash distributions paid to investors;

•	to realize growth in the value of our properties upon the ultimate sale of such properties; and

•
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

Our investment in real estate generally will continue to take the form of holding fee title or a long-term leasehold estate, either directly or indirectly through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of the General Partners or other persons. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure investors that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and our income therefrom could be treated as portfolio income, rather than passive income.

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

An affiliate of our General Partners has developed and uses proprietary modeling tools that our General Partners believe will help them to identify favorable property acquisitions, enable them to forecast growth and make predictions at the time of the acquisition of a property as to optimal portfolio blend, disposition timing and sales price. Using these tools in concert with our overall strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, we hope to be better able to identify favorable acquisition targets, to increase current returns and the resultant current distributions to investors and to maintain higher relative portfolio property values, and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to our investors.

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

Our obligation to purchase any property will generally be conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our General Partners;

•	audited financial statements covering recent operations of properties having operating histories; and

•	title and liability insurance policies.

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

In purchasing, leasing and developing real properties, we will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply that may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

We and our performance are subject to the additional risks listed in the “Risk Factors” section of this Annual Report on Form 10-K.

Acquisition of Properties from Behringer Development

We have, and may in the future, acquire properties, directly or through joint ventures, with affiliated entities, including (i) Behringer Development Company LP (“Behringer Development”), an indirect wholly-owned subsidiary of Behringer Harvard Holdings, LLC (“Behringer Holdings”) and (ii) BHD, LLC, which is a wholly-owned subsidiary of Behringer Holdings. Behringer Development was formed to (1) acquire existing income-producing commercial real estate properties, and (2) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard programs.

We may purchase or acquire a property from Behringer Development or any of our affiliates only if:

•
Behringer Development temporarily enters into a contract relating to an investment property to be assigned to us or purchases an investment property in its own name and temporarily holds title to the property in order to facilitate our acquisition of the property, our borrowing of money or obtaining financing to purchase the property, the completion of construction of the property or for any other purpose related to our business.

•
The purchase price that we pay to Behringer Development for the property will not exceed the cost to Behringer Development of the acquisition, construction and development of the project, including interest and other carrying costs to Behringer Development, except for acquisition and advisory fees payable to our General Partners or their affiliates.

•
All profits and losses during the period any such property is held by Behringer Development will accrue to us, and no other benefit will accrue to Behringer Development or its affiliates from the sale of such property.

•	Behringer Development has not held title to the property for more than twelve months prior to the beginning of the Offering.

Except as described above, we will not contract with Behringer Development or any of its affiliates to develop or construct our properties.

Our General Partners will not cause us to enter into a contract to acquire property from Behringer Development if they do not reasonably anticipate that funds will be available to purchase the property at the time of closing. If we enter into a contract to acquire property from Behringer Development and, at the time of closing, are unable to purchase the property because we do not have sufficient net proceeds available for investment, we will not be required to close the purchase of the property and will be entitled to a refund of our earnest money deposit from Behringer Development. Because Behringer Development is an entity without substantial assets or operations, Behringer Development’s obligation to refund our earnest money deposit will be guaranteed by HPT Management Services LP (“HPT Management”), our property manager, which will enter into contracts to provide property management and leasing services to various Behringer Harvard programs, including us, for substantial monthly fees. As of the time HPT Management may be required to perform under any guaranty, we cannot assure investors that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. In such a case, we would be required to accept installment payments over time payable out of the revenues of HPT Management’s operations. We cannot assure investors that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Joint Venture and Co-Tenancy Investments

We have, and in the future may, enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets. In this connection, we will likely enter into additional joint ventures with other Behringer Harvard programs. Our General Partners also have the authority to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies. In determining whether to invest in a particular joint venture, our General Partners will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments. For more information on these criteria, see “Business - Acquisition and Investment Policies” and “Business - Conflicts of Interest.”

We may enter into a partnership, joint venture or co-tenancy with unrelated parties if:

•
the management of such partnership, joint venture or co-tenancy is under our control in that we or one of our affiliates possess the power to direct or to cause the direction of the management and policies of any such partnership, joint venture or co-tenancy;

•	we, as a result of such joint ownership of a property, are not charged, directly or indirectly, more than once for the same services;

•
the joint ownership, partnership or co-tenancy agreement does not authorize or require us to do anything as a partner, joint venturer or co-tenant with respect to the property that we or our General Partners could not do directly under our Partnership Agreement; and

•	our General Partners and their affiliates are prohibited from receiving any compensation, fees or expenses that are not permitted to be paid under our Partnership Agreement.

In the event that any such co-ownership arrangement contains a provision giving each party a right of first refusal to purchase the other party’s interest, we may not have sufficient capital to finance the buy-out.

We intend to enter into joint ventures with other Behringer Harvard programs for the acquisition of properties, but we may only do so provided that:

•	each such program has substantially identical investment objectives as ours with respect to the property held in the partnership or joint venture;

•	we, as a result of such joint ownership of a property, are not charged, directly or indirectly, more than once for the same services;

•	the compensation payable to our General Partners and their affiliates is substantially identical in each program;

•	we will have a right of first refusal to buy if such co-venturer elects to sell its interest in the property held by the joint venture; and

•	the investments by us and such other programs are on substantially the same terms and conditions.

In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest. See “Business - Conflicts of Interest.”

We expect that from time to time our General Partners will be presented with an opportunity to purchase all or a portion of a mixed-use property. In such instances, it is possible that our General Partners would work in concert with other Behringer Harvard programs to apportion the assets within the property among us and the other Behringer Harvard programs in accordance with the investment objectives of the various programs. After such apportionment, the mixed-use property would be owned by two or more Behringer Harvard programs or joint ventures comprised of Behringer Harvard programs. The negotiation of how to divide the property among the various Behringer Harvard programs will not be arm’s-length and conflicts of interest will arise in the process. It is possible that in connection with the purchase of a mixed-use property or in the course of negotiations with other Behringer Harvard programs to allocate portions of such mixed-use property, we may be required to purchase a property that our General Partners would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our General Partners consider desirable. Although independent appraisals of the assets comprising the mixed-use property will be conducted prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

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

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment. Our Partnership Agreement authorizes us to borrow funds to the extent permissible under applicable North American Securities Administrators Association (“NASAA”) Guidelines. These borrowing limitations apply only after the termination of the Offering on February 19, 2005. Thus, during the Offering, we were able to borrow funds in any amount necessary to enable us to invest the proceeds of the Offering in properties. However, because we do not expect to have any loans insured, guaranteed or provided by the federal government or any state or local government or agency or instrumentality thereof, the total amount of indebtedness that may be incurred by us can not exceed at any time the sum of (i) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (ii) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing. We expect that, at any time, the total amount of indebtedness incurred will not exceed 75% of our aggregate asset value.

When financing the purchase of properties, we may use “all-inclusive” or “wraparound” notes and deeds of trust (referred to as an “all-inclusive note”). We will only utilize such all-inclusive notes if: (i) the sponsor (as defined pursuant to the NASAA Guidelines) under the all-inclusive note shall not receive interest on the amount of the underlying encumbrance included in the all-inclusive note in excess of that payable to the lender on that underlying encumbrance; (ii) the partnership shall receive credit on its obligation under the all-inclusive note for payments made directly on the underlying encumbrance; and (iii) a paying agent, ordinarily a bank, escrow company, or savings and loan, shall collect payments (other than any initial payment of prepaid interest or loan points not to be applied to the underlying encumbrance) on the all-inclusive note and make disbursements from such payments to the holder of the underlying encumbrance prior to making any disbursement to the holder of the all-inclusive note, subject to the requirements of subparagraph (i) above, or, in the alternative, all payments on the all-inclusive and underlying note shall be made directly by the partnership.

We may borrow funds from our General Partners or their affiliates only if the following qualifications are met:

•
any such borrowing cannot constitute a “financing” as that term is defined under the NASAA Guidelines, i.e., indebtedness encumbering Partnership properties or incurred by the Partnership, the principal amount of which is scheduled to be paid over a period of not less than 48 months, and not more than 50% of the principal amount of which is scheduled to be paid during the first 24 months;

•
interest and other financing charges or fees must not exceed the amounts that would be charged by unrelated lending institutions on comparable financing for the same purpose in the same locality as our principal place of business; and

•	no prepayment charge or penalty shall be required.

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

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our General Partners and their affiliates, including conflicts related to the arrangements pursuant to which our General Partners and their affiliates will be compensated by us. All of our agreements and arrangements with our General Partners and their affiliates, including those relating to compensation, are not the result of arm’s-length negotiations. Some of the conflicts of interest in our transactions with our General Partners and their affiliates are described below.

Our General Partners are Robert M. Behringer and Behringer Advisors II. Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, HPT Management, our property manager, and Behringer Securities LP, (“Behringer Securities”), our dealer manager. Messrs. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox are the executive officers of Harvard Property Trust, LLC, the sole general partner of Behringer Advisors II, HPT Management and Behringer Securities. In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Our General Partners are advised by our advisory board. Although the members of the advisory board are not permitted to serve as a general partner, officer or employee of ours, Behringer Advisors II, our affiliates or affiliates of Behringer Advisors II, members of our advisory board may purchase or own securities of, or have other business relations with, such parties. One of the members of the advisory board, Mr. Ralph G. Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer. All of such programs have been liquidated. Another member of our advisory board, Mr. Patrick M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner has represented and is expected to continue to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters. Mr. Arnold also owns a nominal interest in Behringer Holdings. Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest. Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies. For a description of some of the risks related to these conflicts of interest, see Item 1A. “Risk Factors” section of this Annual Report.

Interests in Other Real Estate Programs

Our General Partners and their affiliates are general partners, executive officers or directors of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Our General Partners and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our General Partners, for both us and one or more other Behringer Harvard programs, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It shall be the duty of our General Partners to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, our General Partners shall examine, among others, the following factors:

•	the anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	the effect of the acquisition both on diversification of each program’s investment by type of property and geographic area and on diversification of the tenants of such properties;

•	the income tax effects of the purchase on each such entity;

•	the size of the investment;

•	the amount of funds available to each program and the length of time such funds have been available for investment; and

•
in the case of Behringer Harvard REIT I, Inc., Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Mid-Term Value Enhancement Fund I LP, the potential effect of leverage on such investment.

Mr. Behringer and his affiliates have sponsored other privately offered real estate programs with substantially similar investment objectives as ours, and which are still operating and may acquire additional properties in the future. Conflicts of interest may arise between these entities and us.

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

We will not purchase or lease any property in which the General Partners or any of their affiliates have an interest; provided, however, that our General Partners or any of their affiliates may temporarily enter into contracts relating to investment in properties to be assigned to us prior to closing or may purchase property in their own name and temporarily hold title for us, provided that such property is purchased by us at a price no greater than the cost of such property, including acquisition and carrying costs, to our General Partners or their affiliates. Further, our General Partners or such affiliates may not have held title to any such property on our behalf for more than twelve months prior to the commencement of the Offering; our General Partners or their affiliates will not sell property to us if the cost of the property exceeds the funds reasonably anticipated to be available for us to purchase any such property; and all profits and losses during the period any such property is held by our General Partners or their affiliates will accrue to us. In no event may we:

•	sell or lease real property to our General Partners or any of their affiliates, except under limited circumstances permissible under the NASAA Guidelines;

•	acquire property from any other program in which our General Partners have an interest;

•	make loans to our General Partners or any of their affiliates; or

•
enter into agreements with our General Partners or their affiliates for the provision of insurance covering us or any of our properties, except under the limited circumstances permissible under the NASAA Guidelines.

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

Affiliated Property Manager

We anticipate that properties we acquire will be managed and leased by HPT Management, our affiliated property manager. Our agreement with HPT Management has a seven-year term ending in June 2010, which we can terminate only in the event of gross negligence or willful misconduct on the part of HPT Management. We expect HPT Management to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Guidelines and Limits Imposed by Our Partnership Agreement

The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, and our General Partners believe the amounts to be paid thereunder to be reasonable and customary under the circumstances. In an effort to establish standards for minimizing and resolving these potential conflicts, our General Partners have agreed to the guidelines and limitations set forth in our Partnership Agreement. Among other things, these provisions:

•	set forth the specific conditions under which we may own or lease property jointly or in a partnership with an affiliate of the General Partners;

•	prohibit us from purchasing or leasing an investment property from our General Partners or their affiliates except under certain limited circumstances;

•	prohibit loans by us to our General Partners or their affiliates;

•	prohibit the commingling of partnership funds (except in the case of making capital contributions to joint ventures and to the limited extent permissible under the NASAA Guidelines); and

•
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

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our General Partners.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

Our investments, as well as any investments that we may make, are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Significant Tenants

As of December 31, 2005, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Citicorp North America, Inc., a global financial services company, leases 100% of the 250/290 Carpenter Property and accounted for rental revenue of approximately $4,250,000, or approximately 32% of our aggregate annual rental revenues for the year ended December 31, 2005. Telvista, Inc., an outsourcing solutions provider, leases 100% of the Coit Property and accounted for rental revenue of approximately $1,500,000, or approximately 11% of our aggregate annual rental revenues for the year ended December 31, 2005. CompUSA, Inc., a retailer of consumer electronics, leases 100% of both the Landmark I and Landmark II properties and accounted for rental revenue of approximately $2,800,000, or approximately 21% of our aggregate annual rental revenues for the year ended December 31, 2005.

Employees

We have no direct employees. The employees of Behringer Advisors II and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations.

We are dependent on our affiliates for services that are essential to us, including the sale of our limited partnership units, asset acquisition decisions, property management and other general and administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC may be obtained from our web site at http://www.behringerharvard.com or at the SEC’s web site, at http://www.sec.gov. Access to these filings is free of charge.

Item 1A.    Risk Factors.

Risks Related to an Investment in Behringer Harvard Short-Term Fund I

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

There is no public trading market for our units, therefore it will be difficult for limited partners to sell their units.

There is no public trading market for the units, and we do not expect one to ever develop. Our Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer that may cause us to be classified as a publicly traded partnership as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized by us.

Because classification of the Partnership as a publicly traded partnership may significantly decrease the value of the units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units that could cause us to be classified as a publicly traded partnership. For these reasons, it will be difficult for our limited partners to sell their units.

Our units have limited transferability and lack liquidity.

Except for certain intra-family transfers, limited partners are limited in their ability to transfer their units. Our Partnership Agreement and certain state regulatory agencies have imposed restrictions relating to the number of units limited partners may transfer. In addition, the suitability standards imposed on prospective investors also apply to potential subsequent purchasers of our units. If limited partners are able to find a buyer for their units, they may not sell their units to such buyer unless the buyer meets the suitability standards applicable to him or her. Accordingly, it will be difficult for limited partners to sell their units promptly or at all. Limited partners may not be able to sell their units in the event of an emergency, and if they are able to sell their units, they may have to sell them at a substantial discount. It is also likely that the units would not be accepted as the primary collateral for a loan.

If we, through our General Partners, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our General Partners in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements. Generally, investors will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Investors must rely entirely on the management ability of our General Partners. We cannot be sure that our General Partners will be successful in obtaining suitable investments on financially attractive terms or that, if they make investments on our behalf, our objectives will be achieved.

We have acquired and anticipate acquiring, a large percentage of our properties in the Southwest United States, particularly in the Dallas, Texas metropolitan area. As a result of this limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in that area.

The properties that we have acquired using the proceeds of the Offering have thus far been located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area. Based upon the anticipated holding period of our properties, the current real estate market in the Dallas, Texas area, and our experience with the real estate market in this geographic area, we anticipate that future property acquisitions may be located in this area. Consequently, because of the lack of geographic diversity among our current and potentially future assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area. An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

The prior performance of real estate investment programs sponsored by affiliates of our General Partners may not be an indication of our future results.

Investors should not rely upon the past performance of other real estate investment programs sponsored by Mr. Behringer, our individual general partner, or his affiliates to predict our future results. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the Behringer Harvard name within the investment products market;

•	establish and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment properties and potential investors in us; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause investors to lose all or a portion of their investment.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II, Harvard Property Trust, LLC, including Mr. Behringer, whom would be difficult to replace. Although Harvard Property Trust, LLC has employment agreements with key personnel of the general partner, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with Harvard Property Trust, LLC or us. If any of Harvard Property Trust, LLC’s key personnel were to cease employment, our operating results could suffer. The indirect parent company of Behringer Advisors II, Behringer Harvard Holdings, LLC, has obtained key person life insurance on the life of Mr. Behringer in the amount of $8 million. We do not intend to separately maintain key person life insurance on Mr. Behringer or any other person. We believe that our future success depends, in large part, upon Harvard Property Trust, LLC’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure limited partners that Harvard Property Trust, LLC will be successful in attracting and retaining such skilled personnel. Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Robert M. Behringer has a dominant role in determining what is in our best interests and therefore we will not have the benefit of independent consideration of issues affecting our Partnership operations.

Mr. Behringer is one of our general partners. Our other general partner is Behringer Advisors II. Behringer Advisors II is managed by its general partner, Harvard Property Trust, LLC, for which Mr. Behringer serves as Chief Executive Officer and sole manager. Therefore, Mr. Behringer has a dominant role in determining what is in the best interests of us and our limited partners. Since no person other than Mr. Behringer has any direct control over our management, we do not have the benefit of independent consideration of issues affecting our Partnership operations. Therefore, Mr. Behringer alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs. We have established an advisory board to review our investments and make recommendations to our General Partners. Although it is not anticipated that our General Partners will determine to make or dispose of investments on our behalf contrary to the recommendation of our advisory board, our General Partners are not required to follow the advice or recommendations of the advisory board.

Our General Partners have a limited net worth consisting of assets that are not liquid, which may adversely affect the ability of our General Partners to fulfill their financial obligations to us.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships and closely-held businesses. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity, and the fact that our General Partners have commitments to other Behringer Harvard programs, may adversely affect the ability of our General Partners to fulfill their financial obligations to us.

Our rights and the rights of our limited partners to recover claims against our General Partners are limited.

Our Partnership Agreement provides that our General Partners will have no liability for any action or failure to act that the General Partners in good faith determine was in our best interest, provided their action or failure to act did not constitute negligence or misconduct. As a result, we and our limited partners may have more limited rights against our General Partners than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our General Partners in some cases.

Our units are generally not suitable for IRAs and other retirement plans subject to ERISA.

Because our intended operations will likely give rise to unrelated business taxable income (“UBTI”), our units are generally not an appropriate investment vehicle for IRAs and retirement plans subject to ERISA.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our General Partners and their affiliates, including the material conflicts discussed below.

Our General Partners will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

We may be buying properties at the same time as one or more of the other Behringer Harvard programs managed by our General Partners and their affiliates are buying properties. There is a risk that our General Partners will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard program. We cannot be sure that our General Partners acting on our behalf and on behalf of managers of other Behringer Harvard programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other Behringer Harvard programs own properties. If one of the other Behringer Harvard programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Our General Partners will face conflicts of interest relating to the incentive fee structure under our Partnership Agreement that could result in actions that are not necessarily in the long-term best interests of our limited partners.

Under our Partnership Agreement, our General Partners are entitled to fees that are structured in a manner intended to provide incentives to our General Partners to perform in our best interests and in the best interests of our limited partners. However, because our General Partners’ participation in our distributions of cash from operations and sale proceeds is subordinate to the preferred return of the limited partners, our General Partners’ interests are not wholly aligned with those of our limited partners. In that regard, our General Partners could be motivated to recommend riskier or more speculative investments in order to generate proceeds that would entitle our General Partners to participating distributions. In addition, our General Partners’ entitlement to real estate commissions upon the resale of our properties could result in our General Partners recommending sales of our investments at the earliest possible time in order to entitle them to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our General Partners will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to a Behringer Harvard program or third party other than us.

We may enter into joint ventures with other Behringer Harvard programs or other third parties having investment objectives similar to ours for the acquisition, development or improvement of properties. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing limited partners returns.

Affiliates of our General Partners have sponsored, or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Inc., Behringer Harvard Opportunity REIT I, Inc., and the Behringer Harvard Mid-Term Value Enhancement Fund I LP. Mr. Behringer and his affiliate, Behringer Harvard Advisors I LP (an entity that is under common control with our general partner, Behringer Advisors II), act as general partners of the Behringer Harvard Mid-Term Value Enhancement Fund I LP, and Mr. Behringer serves as Chief Executive Officer and Chairman of the Board of both Behringer Harvard REIT I, Inc. and Behringer Harvard Opportunity REIT I, Inc. Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others. Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us. In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

If we enter into a joint venture with another Behringer Harvard program or joint venture, our General Partners may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and limited partners may face certain additional risks. For example, if we joint venture with a Behringer Harvard real estate investment trust (“REIT”) that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed. In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets. In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so. Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

Since our General Partners and their affiliates would control both us and the other Behringer Harvard program, agreements and transactions between the parties with respect to any joint venture between or among such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to limited partners. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

Our General Partners and certain of their key personnel will face competing demands relating to their time, and this may cause our investment returns to suffer.

Our General Partners and certain of their key personnel and their respective affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us, and is also expected to represent our General Partners and some of its affiliates from time to time. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our General Partners or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties which could affect us and, therefore, our limited partners’ ability to meet our investment objectives.

Risks Related to Our Business in General

The Texas Revised Limited Partnership Act (TRLPA) does not grant limited partners any voting rights, and limited partners rights are limited under our Partnership Agreement.

A vote of a majority of the units of limited partnership interest is sufficient to take the following actions:

•	to amend our Partnership Agreement;

•	to dissolve and terminate us;

•	to remove our General Partners; and

•	to authorize a merger or a consolidation of us.

These are the only significant voting rights granted to our limited partners under our Partnership Agreement. In addition, TRLPA does not grant limited partners any specific voting rights. Therefore, limited partners voting rights in our operations are limited.

Our General Partners will make all decisions with respect to our management and determine all of our major policies, including our financing, growth, investment strategies and distributions. Our General Partners may revise these and other policies without a vote of the limited partners. Therefore, limited partners will be relying almost entirely on our General Partners for our management and the operation of our business. Our General Partners may only be removed under certain conditions, as set forth in our Partnership Agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in us as agreed upon by our General Partners and us, or by arbitration if we are unable to agree.

Limited partners will have limited voting rights, and will be bound by the majority vote on matters on which they are entitled to vote.

Our Partnership Agreement provides that limited partners may vote on only a few operational matters, including the removal of our General Partners. However, limited partners will be bound by the majority vote on matters requiring approval of a majority of the units of limited partnership interest even if they do not vote with the majority on any such matter. Therefore, limited partners will have little to no control over our day-to-day operations.

Limited partners are limited in their ability to sell their units pursuant to our redemption program.

Any investor requesting repurchase of their units pursuant to our unit redemption program will be required to certify to us that such investor acquired the units by either (i) a purchase directly from us or (ii) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Limited partners should also be fully aware that our unit redemption program contains certain restrictions and limitations. Units will be redeemed on a first-come, first-served basis, with a priority given to redemptions upon the death of a limited partner. During any calendar year we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption generally will be limited to 1% of the operating cash flow from the previous fiscal year, plus any proceeds from our distribution reinvestment and automatic purchase plan. Further, our General Partners reserve the right to reject any request for redemption or to terminate, suspend, or amend certain provisions of the unit redemption program at any time. Therefore, in making a decision to purchase our units, limited partners should not assume that they will be able to sell any of their units back to us pursuant to our unit redemption program.

If limited partners are able to resell their units to us pursuant to our unit redemption program, they will likely receive substantially less than the underlying asset value for their units.

Other than redemptions following the death, disability or need for long-term care of a limited partner, the purchase price for units we repurchase under our redemption program will equal either (1) for redemptions through December 31, 2008, the amount by which (a) the lesser of (i) 90% of the average price per unit the original purchaser or purchasers of units paid to the Partnership for all of his or her units or (ii) $9.00 exceeds (b) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties, or (2) for redemptions after December 31, 2008, the lesser of (a) 100% of the average price per unit the original purchaser or purchasers of units paid for all of his or her units or (b) 90% of the net asset value per unit on the date of redemption, based upon the most recent appraisal Accordingly, investors would likely receive less by selling their units back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation, and even if investors have their units purchased by a subsequent third party purchaser, they will likely receive substantially less than the underlying asset value of their units.

Our General Partners may have an incentive to minimize the estimated fair market value of the units for purposes of any repurchases under our unit redemption program, which would adversely affect those investors who desire to resell their units to us.

After December 31, 2008, the purchase price for the units under our redemption program will be the lesser of (a) 100% of the average price per unit the original purchaser or purchasers of units paid for all of his or her units or (b) 90% of the net asset value per unit on the date of redemption, based upon the most recent appraisal, except for the purchase price of redemptions following the death, disability or need for long-term care of a limited partner. Our General Partners will determine the fair market value of the units in accordance with the estimated value of units determined for ERISA purposes annually. Since we would be using funds that would otherwise be distributed to investors to fund any repurchases, our General Partners may have an incentive to value the units lower than an independent third party appraiser may have valued such units. This would adversely affect those investors who desire to resell their units to us pursuant to our redemption program. They would receive less by selling their units back to us than they would receive if our real estate investments were sold for their estimated values and such proceeds were distributed in our liquidation.

Payment of fees to our General Partners and their affiliates will reduce cash available for investment and distribution.

Our General Partners and their affiliates will perform services for us in connection with the offer and sale of the units, the selection and acquisition of our investments, and the management and leasing of our properties and the administration of our other investments. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to limited partners.

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay or maintain cash distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to limited partners. Distributions will be based principally on cash available from our properties, real estate securities and other investments. We expect to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs which we invest, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We currently pay distributions at an annualized rate of 3%. Such distributions are not necessarily indicative of current or future operating results and we can give no assurance that we will be able to maintain distributions at the current rate or that distributions will increase over time. Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to limited partners. Our actual results may differ significantly from the assumptions used by our General Partners in establishing the distribution rate to limited partners.

Many of the factors that can affect the availability and timing of cash distributions to limited partners are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Cash available for distributions would be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	If we borrow funds from third parties, more of our cash on hand will be needed to make debt payments, and cash available for distributions may therefore decrease.

In addition, our General Partners, in their discretion, may retain any portion of our cash on hand for working capital. We cannot assure limited partners that sufficient cash will be available to pay distributions to them.

Adverse economic conditions will negatively affect our returns and profitability.

The length and severity of any economic downturn cannot be predicted. In addition, our operating results may be affected by the following market and economic challenges:

•	Poor economic times may result in defaults by tenants of our properties.

•	Job transfers and layoffs may cause vacancies to increase.

•	Increasing concessions or reduced rental rates may be required to maintain occupancy levels.

•
Increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

In addition, since we intend to liquidate within three to five years from the termination of the Offering, there is a risk that depressed economic conditions could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on an investment. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Gains and distributions upon resale of our properties are uncertain.

Although gains from the sales of properties typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure investors that we will realize any gains on the resales of our properties. In any event, investors should not expect distribution of such proceeds to occur during the early years of our operations. We do not intend to sell properties acquired by us until at least three to five years after the termination of the Offering on February 19, 2005, and receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to investors with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale.

Proceeds from the sale of a property will generally be distributed to investors. The General Partners, in their sole discretion, may determine not to make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned;

•	create working capital reserves;

•	make capital improvements to our existing properties; or

•	invest in additional properties if a sufficient period of time remains prior to our intended termination date to allow such additional investments to satisfy our investment objectives.

The reinvestment of proceeds from the sale of our properties will not occur, however, unless sufficient cash will be distributed to investors to pay any federal or state income tax liability created by the sale of the property assuming investors will be subject to a 30% combined federal and state tax rate.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on an investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to limited partners. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our limited partners.

The success of our real property investments, particularly properties occupied by a single tenant, is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure investors that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our limited partners.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. We intend to establish initial working capital reserves of 1% of the contract price of the properties we acquire. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Our Partnership Agreement imposes certain limits on our ability to borrow money. Any borrowing will require us to pay interest expense, and therefore our financial condition and our ability to pay cash distributions to our limited partners may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to pay cash distributions to our limited partners.

The real estate market is affected, as set forth above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect investors’ returns.

Our General Partners will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure investors that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than the working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure limited partners that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available for distribution to limited partners.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We have invested some of the proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements at a fixed contract price. We are subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.

Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

In addition, we have invested in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, an investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with Behringer Development for newly developed property, we cannot guarantee that our earnest money deposit made to Behringer Development will be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from Behringer Development, an affiliate of our General Partners. Properties acquired from Behringer Development may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development typically will not have acquired title to any real property. Typically, Behringer Development will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We will not be required to close a purchase from Behringer Development, and will be entitled to a refund of our earnest money, in the following circumstances:

•	Behringer Development fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of Behringer Development to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations. However, Behringer Development’s obligation to refund our earnest money deposit will be guaranteed by HPT Management, our property manager, which enters into contracts to provide property management and leasing services to various Behringer Harvard programs, including us, for substantial monthly fees. As of the time HPT Management may be required to perform under any guaranty, we cannot assure limited partners that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of HPT Management, we will likely be required to accept installment payments over time payable out of the revenues of HPT Management’s operations. We cannot assure limited partners that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties may reduce our profitability and the return on an investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, other real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and limited partners may experience a lower return on their investment.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the return on an investment.

We intend to hold the various real properties in which we invest until such time as our General Partners determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Although we generally intend to hold properties for three to five years from the termination of the Offering in February 2005, due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure limited partners that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which investors will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.

If we do not estimate enough reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure limited partners that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and which may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure investors that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions, if any.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our cash distributions to limited partners. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our limited partners, or their reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to limited partners.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional real properties. We may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to limited partners may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our limited partners will be adversely affected. In addition, since we intend to liquidate within three to five years from the termination of the Offering on February 19, 2005, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs which have a longer intended duration and which do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If this occurs, it would reduce cash available for distribution to our limited partners, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants that may have an adverse effect on our operations.

In connection with obtaining certain financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace our General Partners or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our investors.

We may borrow money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

The aggregate amount we may borrow is limited under our Partnership Agreement, which may hinder our ability to secure additional funding when it is needed.

Our Partnership Agreement limits the aggregate amount we may borrow in accordance with the requirements of the NASAA Guidelines to the sum of (i) with respect to loans insured, guaranteed or provided by the federal government or any state or local government or agency, 100% of the aggregate purchase price of all of our properties which have not been refinanced plus 100% of the aggregate fair market value of all of our refinanced properties and (ii) with respect to other loans, the sum of 85% of the aggregate purchase price of all of our properties which have not been refinanced plus 85% of the aggregate fair market value of all of our refinanced properties. That limitation could have adverse business consequences such as: (i) freezing our ability to purchase additional properties; (ii) causing operational problems if there were cash flow shortfalls for working capital purposes; and (iii) resulting in the loss of a property if, for example, financing were necessary to repay a default on a mortgage.

Federal Income Tax Risks

The Internal Revenue Service may challenge our characterization of material tax aspects of an investment in our units of limited partnership interest.

An investment in units involves material income tax risks. Limited partners are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units. We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein. Further, although we have obtained an opinion from our counsel, Morris, Manning & Martin, LLP, regarding the material federal income tax issues relating to an investment in our units, investors should be aware that the this opinion represents only our counsel’s best legal judgment, based upon representations and assumptions referred to therein and conditioned upon the existence of certain facts. Our counsel’s tax opinion has no binding effect on the Internal Revenue Service or any court. Accordingly, we cannot assure investors that the conclusions reached in the tax opinion, if contested, would be sustained by any court. In addition, our counsel is unable to form an opinion as to the probable outcome of the contest of certain material tax aspects including whether we will be characterized as a “dealer” so that sales of our assets would give rise to ordinary income rather than capital gain and whether we are required to qualify as a tax shelter under the Internal Revenue Code. Our counsel also gives no opinion as to the tax considerations to investors of tax issues that have an impact at the individual or partner level. Accordingly, investors are urged to consult with and rely upon their own tax advisors with respect to tax issues that have an impact at the partner or individual level.

Investors may realize taxable income without cash distributions, and may have to use funds from other sources to pay their tax liabilities.

As our limited partner, investors will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that limited partnership units will be allocated taxable income in excess of their cash distributions. Further, if investors participate in our distribution reinvestment and automatic purchase plan, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to the distribution reinvestment and automatic purchase plan, even though they will receive no cash distributions from us. In addition, if investors participate in our deferred commission option, they will be taxed on their share of income attributable to distributions used to satisfy their deferred commission option obligations. We cannot assure investors that cash flow will be available for distribution in any year. As a result, investors may have to use funds from other sources to pay their tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on investors.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to investors could be treated as portfolio income rather than passive income. Our counsel has given its opinion that we will not be classified as a publicly traded partnership, which is defined generally as a partnership whose interests are publicly traded or frequently transferred. However, this opinion is based only upon certain representations of our General Partners and the provisions in our Partnership Agreement that attempt to comply with certain safe harbor standards adopted by the Internal Revenue Service. We cannot assure investors that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the Internal Revenue Service safe harbors;

•	the lack of interpretive guidance with respect to such provisions; and

•	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

The deductibility of losses will be subject to passive loss limitations, and therefore their deductibility will be limited.

Limited partnership units will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, investors may receive no current benefit from their share of tax losses unless they are currently being allocated passive income from other sources.

The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction and credit could reduce anticipated tax benefits.

Counsel has given its opinion that it is more likely than not that partnership items of income, gain, loss, deduction and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the Partnership Agreement. We cannot assure investors, however, that the Internal Revenue Service will not successfully challenge the allocations in the Partnership Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts which will occur in the future and which cannot be predicted with certainty or completely controlled by us. If the allocations we use are not recognized, limited partners could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Our limited partners might also be required to incur the costs of amending their individual returns.

We may be characterized as a dealer, and if so, any gain recognized upon a sale of real property would be taxable to investors as ordinary income.

If we were deemed for tax purposes to be a dealer, defined as one who holds property primarily for sale to customers in the ordinary course of business, with respect to one or more of our properties, any gain recognized upon a sale of such real property would be taxable to investors as ordinary income and would also constitute UBTI to investors who are tax-exempt entities. The resolution of our status in this regard is dependent upon facts that will not be known until the time a property is sold or held for sale. Under existing law, whether property is held primarily for sale to customers in the ordinary course of business must be determined from all the facts and circumstances surrounding the particular property at the time of disposition. These include the number, frequency, regularity and nature of dispositions of real estate by the holder and activities of the holder of the property in selling the property or preparing the property for sale. Accordingly, our counsel is unable to render an opinion as to whether we will be considered to hold any or all of our properties primarily for sale to customers in the ordinary course of business.

We may be audited, which could result in the imposition of additional tax, interest and penalties.

Our federal income tax returns may be audited by the Internal Revenue Service. Any audit of us could result in an audit of an investor’s tax return that may require adjustments of items unrelated to an investment in us, in addition to adjustments to various partnership items. In the event of any such adjustments, an investor might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service. Investors may also be liable for interest on any underpayment and penalties from the date their tax was originally due. The tax treatment of all partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the Internal Revenue Service. Further, our General Partners may cause us to elect to be treated as an electing large partnership. If they do, we could take advantage of simplified flow-through reporting of partnership items. Adjustments to partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from operations payable to investors would be reduced.

The state in which an investor resides may impose an income tax upon their share of our taxable income. Further, states in which we will own our properties may impose income taxes upon their share of our taxable income allocable to any Partnership property located in that state. Many states have also implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable. Investors may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Partnership of properties in those states. Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity. The imposition of such taxes will reduce the amounts distributable to our limited partners. In the event we are required to withhold state taxes from cash distributions, the amount of the net cash from operations otherwise payable would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution. Investors are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units. Investors should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the commencement of the Offering on February 19, 2003, that will be applicable to an investment in our units.

Congress has passed major federal tax legislation regarding taxes applicable to recipients of dividends. One of the changes reduced the tax rate to recipients of dividends paid by corporations to individuals to a maximum of 15%. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate is 44.75% and, with the effect of state income taxes, can exceed 50%.

Although partnerships continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would make a limited partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for a limited partnership to elect to be taxed for federal income tax purposes as a corporation or a REIT. Pursuant to our Partnership Agreement, our General Partners have the authority to make any tax elections on our behalf that, in their sole judgement, are in our best interest. This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes. Our General Partners have the authority under our Partnership Agreement to make those elections without the necessity of obtaining the approval of our limited partners. In addition, our General Partners have the authority to amend our Partnership Agreement without the consent of limited partners in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that they elect for us. Our General Partners have fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if they determine in good faith that such changes are in the best interest of our investors.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our units.

If investors are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our units of limited partnership interest, they should be satisfied that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements;

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code;

•
their investment will likely produce UBTI for the plan or IRA and, therefore, is not likely to be an appropriate investment for an IRA. (Due to our intended method of operation, it is likely that we will generate UBTI.)

We may dissolve the Partnership if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, known as “plan assets,” our General Partners would be considered to be plan fiduciaries and certain contemplated transactions between our General Partners or their affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the General Partners as plan fiduciaries with respect to our investments. We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (Department of Labor) regarding classification of our assets.

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure investors that our Partnership Agreement and the Offering have been structured so that the exemptions in such regulations would apply to us, and although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

In the event our assets are deemed to constitute plan assets, or if certain transactions undertaken by us are deemed to constitute prohibited transactions under ERISA or the Internal Revenue Code and no exemption for such transactions applies or is obtainable by us, our General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner to:

•	compel a termination and dissolution of the Partnership; or

•
restructure our activities to the extent necessary to comply with any exemption in the Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax considerations may result because of minimum distribution requirements.

If an investor purchased units through an IRA, or if an investor is a trustee of an IRA or other fiduciary of a retirement plan that invested in units, the investor must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an

IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

UBTI is likely to be generated with respect to tax-exempt investors.

We intend to incur indebtedness, including indebtedness to acquire our properties. This will cause recharacterization of a portion of our income allocable to tax-exempt investors as UBTI. Further, in the event we are deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties that is allocable to tax-exempt investors would be characterized as UBTI. If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question. A tax-exempt limited partner other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and be required to file tax returns reporting such income.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.  Properties.

We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At December 31, 2005, we wholly-owned six properties and five properties through investments in partnerships and joint ventures. All five investments in partnerships and joint ventures are consolidated as of December 31, 2005.

As of December 31, 2005, we wholly-owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
Woodall Rodgers Property	Dallas, Texas	74,090	5-story office building
Quorum Property	Dallas, Texas	133,799	7-story office building
Skillman Property	Dallas, Texas	98,764	shopping/service center
250/290 Carpenter Property	Irving, Texas	539,000	three-building office complex
Landmark I	Dallas, Texas	122,273	2-story office building
Landmark II	Dallas, Texas	135,154	2-story office building

As of December 31, 2005, we, through separate limited partnerships or joint venture agreements, owned interests in the following properties:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	62.50%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Property	Dallas, Texas	land	redevelopment property	80.00%
Melissa Land	Melissa, Texas	land	redevelopment property	60.00%

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner. It also makes it necessary for us to estimate the value of our limited partnership units. As of December 31, 2005, we estimate the per unit value of our limited partnership units to be $9.90. We base this valuation on the fact that, as of the termination of the Offering on February 19, 2005, we were selling our limited partnership units to the public at a price of $10 per unit, but have adjusted for a special distribution made in 2005 of $0.10 per unit of a portion of the net proceeds from the sale of a property.

In order for NASD members and their associated persons to participate in the Offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units. For these purposes, the deemed value of the units is $9.90 per unit as of December 31, 2005. The basis for this valuation is the fact that the public offering price for our units in our most recent offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers), reduced by $0.10 per unit due to a special distribution made in 2005 of a portion of the net proceeds from the sale of a property. However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $9.90 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future. Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership. Such a distribution upon liquidation is likely to be less than $9.90 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees, as described in more detail in the accompanying financial statements. We do not currently anticipate obtaining annual appraisals for the properties we acquire, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. For the three full fiscal years after the recent completion of our public offering of units, we expect to continue to use the $9.90 price as the estimated per unit value reported in our annual reports; provided, however, that if we sell a property and have made one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit will be equal to the offering price in our most recent offering less the amount of net sale proceeds per unit distributed to investors as a result of the sale of such property.

Unit Redemption Program

The Partnership Agreement includes a unit redemption program. Limited partners who have held their units for a least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”), at any time in accordance with the procedures described below. At that time, we may, subject to the conditions and limitations below, redeem the units presented for redemption for cash to the extent that sufficient funds from operations are available to fund such redemption. Except as described below for redemptions upon the death of a limited partner or upon the disability of the limited partner or such limited partner’s need for long-term care, the purchase price per unit for the redeemed units will equal (1) for redemptions on or prior to December 31, 2008, the amount by which (a) the lesser of (i) 90% of the average price per unit the original purchaser or purchasers of units paid to the Partnership for all of his or her units or (ii) $9.00 exceeds (b) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties, or (2) for redemptions after December 31, 2008, the lesser of (a) 100% of the average price per unit the original purchaser or purchasers of units paid for all of his or her units or (b) 90% of the net asset value per unit on the date of redemption, based upon the most recent appraisal. The fair market value utilized for purposes of establishing the purchase price per unit will be the estimated value of units determined annually for ERISA purposes. The fair market value will be based on annual appraisals of our properties performed by the General Partners and not by an independent appraiser. The General Partners will, however, obtain annually an opinion of an independent third party that their estimate of the fair value of each unit for such year is reasonable and was prepared in accordance with appropriate methods for valuing real estate. The General Partners reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death, disability or need for long-term care or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the Redemption Program. The purchase price per unit for units redeemed upon the death of a limited partner or upon the disability of a limited partner or such limited partner’s need for long-term care (provided that the condition causing such disability or need for long-term was not pre-existing on the date that such limited partner became a limited partner), until December 31, 2008, will be equal to the amount by which (1) the average price per unit the limited partner paid to the Partnership for all of his or her units exceeds (2) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties. Thereafter, the purchase price will be the net asset value per unit on the date of redemption, based upon the most recent appraisal. In order to qualify for a redemption under the special provision for death, disability or long-term care, the redemption request must be received by the Partnership within 180 days of the date of death or determination of disability or need for long-term care. In addition, with respect to requests for redemption under the disability or long-term care special provision, the condition causing the disability or need for long-term care must not have been pre-existing on the date that the limited partner acquired the units.

The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption. Under the terms of the plan, during any calendar year we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the General Partners will determine whether we have sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment and automatic purchase plan. The price we will pay for redeemed units and the procedures for redemption are described herein. Our General Partners may suspend or terminate the Redemption Program at any time. During the quarter ended December 31, 2005, we redeemed units as follows:

				Maximum Number
			Total Number of Units	of Units that May
	Approximate	Average Price	Purchased as Part	Yet Be Purchased
	Number of	Price Paid	of Publicly Announced	Under the Plans
Period	Units Redeemed	per Unit	Plans or Programs	or Programs
October 2005	-	$-	-	(1)
November 2005	14,774	$8.86	14,774	(1)
December 2005	-	$-	-	(1)

(1) A description of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

We will cancel the units we purchase under the Redemption Program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement. As of December 31, 2005, we had repurchased 93,377 units under the Redemption Program for $835,112.

Holders

As of March 10, 2006, we had 10,903,812 limited partnership units outstanding that were held by a total of approximately 4,250 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. However, the Partnership Agreement generally requires cash distributions at least as often as quarterly. We currently declare and pay distributions on a monthly basis. In March 2004, we initiated the declaration of monthly distributions in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per share. Prior to January 21, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment and automatic purchase plan, limited partners were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated on January 21, 2005. On June 1, 2005, we paid a special distribution in the amount of $1,095,623, as a result of the gain recognized on the sale of the Woodall Rodgers Development Property. The distribution was made to limited partners of record as of May 15, 2005. Distributions payable at December 31, 2005 were $277,823. The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results. The following are the distributions declared during the years ended December 31, 2005 and 2004:

	Distributions
2005	Total	Cash	DRIP
Fourth Quarter	$825,256	$825,256	$-
Third Quarter	829,169	829,169	-
Second Quarter	1,917,689	1,917,689	-
First Quarter	747,577	747,577	-
	$4,319,691	$4,319,691	$-

	Distributions
2004	Total	Cash	DRIP
Fourth Quarter	$372,919	$145,014	$227,905
Third Quarter	201,686	84,427	117,259
Second Quarter	125,783	57,349	68,434
First Quarter	109,005	51,705	57,300
	$809,393	$338,495	$470,898

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

Use of Proceeds from Registered Securities

As of December 31, 2005, we had sold the following securities pursuant to the Offering for the following aggregate offering prices:

•	10,949,984 limited partnership units on a best efforts basis for $108,773,562; and

•	47,204 limited partnership units pursuant to our distribution reinvestment and automatic purchase plan for $470,898.

The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of December 31, 2005 were 10,997,188 limited partnership units for $109,244,460. The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.

From the commencement of the Offering through December 31, 2005, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount
Other expenses to affiliates (1)	$12,019,412
Other expenses to non-affiliates	7,387

Total expenses	$12,026,799

(1) Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses incurred and described above, were $97,217,661.

From the commencement of the Offering through December 31, 2005, we had used $95,072,568 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable. Of the amount used for the purchase of these investments, $6,117,740 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Item 6.  Selected Financial Data.

As of December 31, 2005, we had ownership interests in eleven properties. As of December 31, 2004, we had ownership interests in six properties. At December 31, 2003, we owned no interests in any properties as our first property acquisition was in February 2004. Accordingly, the following selected financial data for the year ended December 31, 2005 may not be comparable to the year ended December 31, 2004 or the year ended December 31, 2003. The following data should be read in conjunction with our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected data below has been derived from our financial statements.
	As of	As of	As of	As of
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Total assets	$180,576,904	$99,278,275	$4,608,470	$600

Long-term debt obligations	$78,306,596	$31,235,080	$-	$-
Other liabilities	6,415,776	7,488,163	125,647	-
Minority interest	7,127,377	1,695,362	-	-
Partners' capital	88,727,155	58,859,670	4,482,823	600
Total liabilities and partners' capital	$180,576,904	$99,278,275	$4,608,470	$600

	Year ended	Year ended	Year ended	From inception(September 20, 2002)through
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Revenues	$13,478,430	$2,616,051	$-	$-
Expenses	(15,696,036)	(3,660,292)	(112,789)	-
Interest income	701,615	149,996	3,608	-
Equity in losses of investments in joint ventures	(801,497)	(414,052)	-	-
Gain on sale of assets	1,096,396	-	-	-
Minority interest	99,361	(6,789)	-	-
Net loss	$(1,121,731)	$(1,315,086)	$(109,181)	$-

Basic and diluted net loss per limited partnership unit	$(0.10)	$(0.51)	$(1.18)	$-

Distributions declared per limited partnership unit	$0.40	$0.31	$-	$-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures” as amended by Emerging Issues Task Force (”EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

Investment Impairments

For real estate wholly-owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate owned by us through an investment in limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the years ended December 31, 2005, 2004 and 2003.

Overview

We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties, and lease such property to one or more tenants. We are opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. We purchased our first property on February 11, 2004 in Dallas, Texas. As of December 31, 2005, we wholly-owned six properties and five properties through investments in partnerships and joint ventures. All five investments in partnerships and joint ventures are consolidated as of December 31, 2005. All of our properties are located in or near Dallas, Texas and combined contain approximately 1,770,402 rentable square footage.

Results of Operations

Although we received and accepted subscriptions for a minimum of $1,500,000 pursuant to the Offering on September 16, 2003, we made no real estate acquisitions in 2003. We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. At December 31, 2005 we wholly-owned six properties and five properties through investments in partnerships and joint ventures. All five investments in partnerships and joint ventures are consolidated at December 31, 2005. At December 31, 2004, we wholly-owned two properties and four properties through investments in partnerships and joint ventures. Two investments in partnerships and joint ventures were consolidated and two were accounted for under the equity method at December 31, 2004. As a result, our results of operations for the year ended December 31, 2005 may not be comparable to results for the year ended December 31, 2004. We revised the prsentation of our 2004 Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption to conform to current presentation. See Note 17 - "Revisions to Consolidated Statements of Operations for the years ended December 31, 2004 and 2003" in the Notes to the Consolidated Financial Statements.

Fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004

Revenue. Rental revenue for the year ended December 31, 2005 was $13,478,430 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our wholly-owned properties and our investments in partnerships. During the year ended December 31, 2004, rental revenue was $2,616,051 and was comprised of revenue from our two wholly-owned properties and the two investments in partnerships that we consolidated. Management expects future increases in rental revenue as we invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2005 and 2004 were $2,089,378 and $868,665, respectively. Property operating expenses for the year ended December 31, 2005 were comprised of expenses related to the daily operations from our wholly-owned properties and our investments in partnerships. Property operating expenses for the year ended December 31, 2004 were comprised of operating expenses from two wholly-owned properties and the two investments in partnerships that we consolidated. Management expects there will be increases in property operating expenses in the future as we invest in additional real estate properties.

Ground Rent Expense. Ground rent expense for the year ended December 31, 2005 and 2004 was $351,348 and $293,307, respectively. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. The ground lease for the developed land is scheduled to terminate in September 2097.

Real Estate Taxes. Real estate taxes for the year ended December 31, 2005 were $2,078,365 and were comprised of real estate taxes associated with our wholly-owned properties and our investments in partnerships. Real estate taxes in the amount of $452,836 for the year ended December 31, 2004 were composed of property taxes from our two wholly-owned properties and the two investments in partnerships that we consolidated. Management expects increases in real estate taxes in the future as we invest in additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the year ended December 31, 2005 were $860,063 and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships. Property and asset management fees of $188,524 for the year ended December 31, 2004 were composed of property taxes from our two wholly-owned properties and the two investments in partnerships that we consolidated. Management expects increases in property management and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 and 2004 were $814,285 and $400,231, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Management expects general and administrative expenses to increase as we purchase additional properties in the future.

Interest Expense. Interest expense for the year ended December 31, 2005 was $1,997,985 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of our wholly-owned properties and our investments in partnerships. Interest expense for the year ended December 31, 2004 was $519,848 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with our two wholly-owned properties and the two investments in partnerships that we consolidated. Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties. Interest will continue to be capitalized until development of the Mockingbird Commons Property and the Northwest Highway Land is complete. We currently have no plans to operate these properties when development is complete. For the year ended December 31, 2005, we capitalized interest costs of $1,521,348 for the Mockingbird Commons Property and $279,364 for the Northwest Highway Property. For the year ended December 31, 2004, we capitalized interest costs of $159,228 for the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2005 was $7,504,612 and includes depreciation and amortization of buildings and real estate intangibles associated with our wholly-owned properties and our investments in partnerships. For the year ended December 31, 2004, depreciation and amortization expense associated with our two wholly-owned properties and the two investments in partnerships that we consolidated was $936,881. Management expects future increases in depreciation and amortization expense as we acquire additional real estate properties.

Interest Income. Interest income for the year ended December 31, 2005 was $701,615 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. Interest income for the year ended December 31, 2004, was $149,996. The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from the Offering which terminated on February 19, 2005.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the year ended December 31, 2005 and 2004 was $801,497 and $414,052, respectively, and was comprised of our share of equity in the losses of the Central and the Skillman Properties. As discussed in Note 5 - “Real Estate Acquisitions,” we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property has been consolidated with and into our consolidated accounts. We also acquired two additional 6.25% interests in the Central Property effective

August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5% at December 31, 2005. As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Gain on sale of assets. We recognized a gain on the sale of assets for the year ended December 31, 2005 of $1,096,396. The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005. No assets were sold during the year ended December 31, 2004.

Minority Interest. Minority interest for the year ended December 31, 2005 was $99,361 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidate. Minority interest for the year ended December 31, 2004 was $6,789 and represents the other partners’ proportionate share of income of investments in the two partnerships that we consolidated.

Fiscal year ended December 31, 2004 as compared to the fiscal year ended December 31, 2003

We commenced operations on February 11, 2004 with the purchase of the Woodall Rodgers Building, a five-story office building in Dallas, Texas. At December 31, 2004, we wholly-owned two properties and four properties through investments in partnerships and joint ventures. Two investments in partnerships and joint ventures were consolidated and two were accounted for under the equity method at December 31, 2004.

Revenue. Rental revenue for the year ended December 31, 2004 was $2,616,051 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our wholly-owned properties and those investments in partnerships that we consolidated. During the year ended December 31, 2003, we did not have any rental revenue.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2004 were $868,665 and were comprised mainly of expenses related to the daily operations of our wholly-owned properties and those investments in partnerships that we consolidated. There were no property operating expenses for the year ended December 31, 2003, as we had not yet acquired properties.

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

Real Estate Taxes. Real estate taxes for the year ended December 31, 2004 were $452,836 and were comprised of real estate taxes from our wholly-owned properties and those investments in partnerships that we consolidated. There was no real estate tax expense for the year ended December 31, 2003, as we had not yet acquired properties.

Property and Asset Management Fees. Property and asset management fees for the year ended December 31, 2004 were $188,524 and were comprised of property management and asset management fees from our wholly-owned properties and those investments in partnerships that we consolidated. There were no property management and asset management fees for the year ended December 31, 2003, as we had not yet acquired properties.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 were $400,231 and were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees and other administrative expenses. For the year ended December 31, 2003, general and administrative expense was $112,789 and consisted of corporate overhead and administrative start-up expenses. The increase in general and administrative expenses year over year is primarily due to increases in auditing expense, transfer agent fees, directors’ and officers’ insurance and legal fees. The increase in auditing expense is due to additional professional services performed in connection with the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q. The increase in transfer agent fees is due to the increase in the number of limited partnership units issued during the year ended December 31, 2004. The increase in directors’ and officers’ insurance and legal fees is due to the property acquisitions during the year ended December 31, 2004.

Interest Expense. Interest expense for the year ended December 31, 2004 was $519,848 and was comprised of interest expense and amortization of deferred financing fees related to the mortgages associated with the acquisition of the Woodall Rodgers, Quorum and Coit Properties. There was no interest expense for the year ended December 31, 2003. For the year ended December 31, 2004, we capitalized interest costs of $159,228 for the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2004 was $936,881 and includes the amortization of real estate intangibles from our wholly-owned properties and the two investments in partnerships that we consolidated. During the year ended December 31, 2003, we did not own any real estate.

Interest Income. Interest income for the year ended December 31, 2004 was $149,996 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. For the year ended December 31, 2003, we earned interest income of $3,608. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from the Offering.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the year ended December 31, 2004 was $414,052 and was comprised of our share of equity in the losses of the Skillman Property and the Central Property. During the year ended December 31, 2003, we did not own any interests in joint ventures.

Cash Flow Analysis

We commenced active operations with the purchase of the Woodall Rodgers Property on February 11, 2004, our first real estate property acquisition. As of December 31, 2004 we owned interests in six properties. As of December 31, 2005 we owned interests in eleven properties. As a result, our cash flows for the year ended December 31, 2005 are not comparable to results for the year ended December 31, 2004.

Fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004

Cash provided by operating activities for the year ended December 31, 2005 was $4,512,271 and was comprised primarily of the net loss of $1,121,731, changes in working capital accounts of $2,431,179 and the adjustment for the gain on sale of assets of $1,096,396, offset primarily by the adjustments for depreciation and amortization expense of $8,785,783 and equity in losses of investments in joint ventures of $801,497. During the year ended December 31, 2004, cash provided by operating activities was $697,530 and consisted primarily of the net loss from operations of $1,315,086, partially offset by depreciation and amortization expense of $1,199,180, equity in losses of joint ventures of $414,052 and changes in working capital accounts of $392,595.

Cash used in investing activities for the year ended December 31, 2005 was $90,693,458 and was primarily comprised of purchases of real estate of $67,551,749, capital expenditures for properties under development of $19,135,701 and purchases of properties under development of $4,684,750. Cash used in investing activities for the year ended December 31, 2004 was $54,035,685 and was comprised of purchases of real estate of $30,823,161, purchases of properties under development of $17,348,596, our investment in joint ventures of $5,367,319 and purchases of property and equipment of $496,609.

Cash provided by financing activities was $65,447,598 in 2005 versus $85,269,147 in 2004. For the year ended December 31, 2005, cash flows from financing activities consisted primarily of proceeds from mortgage notes payable obtained in the acquisition of properties of $50,429,045 and proceeds from the sale of limited partnership units net of offering costs and redemptions of $35,209,224, partially offset by $19,646,766 in payments of mortgage notes. For the year ended December 31, 2004, cash flows from financing activities consisted primarily of the issuance of limited partnership units net of offering costs and redemptions of $56,130,110, proceeds from mortgage notes payable obtained in the acquisition of properties of $34,917,800 and additional limited partnership subscriptions of $4,727,878. This was partially offset by an increase in restricted cash of $4,612,450, payments on mortgage notes payable of $3,682,720, and an increase in receivables from affiliates of $1,081,748. This change in restricted cash represents subscription proceeds held in escrow until investors are admitted as limited partners.

Fiscal year ended December 31, 2004 as compared to the fiscal year ended December 31, 2003

Cash provided by operating activities for the year ended December 31, 2004 was $697,530 and was comprised primarily of the net loss of $1,315,086, offset primarily by depreciation and amortization expense of $1,199,180, equity in losses of investments in joint ventures of $414,052 and a change in working capital accounts of $392,595. During the year ended December 31, 2003, cash used in operating activities was $69,884 and consisted of the net loss from operations of $109,181, partially offset by changes in current assets and liabilities of $39,297.

Cash used in investing activities for the year ended December 31, 2004 was $54,035,685 and was comprised of purchases of real estate of $30,823,161, purchases of properties under development of $17,348,596, our investment in joint ventures of $5,367,319 and purchases of property and equipment of $496,609. There were no investing activities during the year ended December 31, 2003.

Cash provided by financing activities was $85,269,147 in 2004 versus $4,641,850 in 2003. For the year ended December 31, 2004, cash flows from financing activities consisted primarily of the issuance of limited partnership units net of offering costs and redemptions of $56,130,110, proceeds from mortgage notes payable obtained in the acquisition of properties of $34,917,800 and additional limited partnership subscriptions of $4,727,878. This was partially offset by an increase in restricted cash of $4,612,450, payments on mortgage notes payable of $3,682,720, and an increase in receivables from affiliates of $1,081,748. Restricted cash was comprised of subscription proceeds held in escrow until investors were admitted as limited partners. The increase in receivables from affiliates is due primarily to the reclassification of $1,500,000 in earnest money deposits for the future acquisition of a property. On February 22, 2005, we announced that we had assigned our contract to purchase the property to a wholly-owned affiliate of our sponsor, Behringer Harvard Holdings, LLC. In connection with this assignment, we were reimbursed during the year ended December 31, 2005 for the costs we had incurred, including the $1,500,000 in earnest money deposits previously paid by us, with interest. Cash flows of $4,641,850 in 2003 are primarily a result of the issuance of partnership units, net of offering costs, of $4,591,404.

Liquidity and Capital Resources

Our cash and cash equivalents were $15,769,969 and $36,503,558 at December 31, 2005 and 2004, respectively. The decrease in cash in 2005 is primarily due to termination of the Offering in February 2005 and cash used in the purchase of properties during the year.

Our principal demands for funds will be for the payment of operating expenses and distributions, and for the payment of our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations.

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

On September 16, 2003, we satisfied the minimum offering requirement of $1,500,000 established for the Offering. Subscription proceeds were held in escrow until investors were admitted as limited partners. We continued to admit new limited partners until the Offering was terminated on February 19, 2005. At the time new limited partners were admitted, subscription proceeds were released to us from escrow accounts and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments. Amounts associated with non-admitted subscriptions were reflected in “Restricted cash” and “Subscriptions for limited partnership units” on our balance sheets until the termination of the Offering on February 19, 2005.

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

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”). The Mockingbird Commons Property was acquired by the Mockingbird Commons Partnership using borrowings of $13,000,000 (the “Mockingbird Commons Loan”) under a loan agreement with Texans Commercial Capital, LLC (the “Mockingbird Commons Loan Agreement”) to pay a portion of the $17,000,000 purchase price. Additional borrowings of $4,000,000 were available under the Mockingbird Commons Loan Agreement for preliminary development costs, including engineering and asbestos abatement. As of October 3, 2005, total borrowings under the Mockingbird Commons Loan were $17,000,000. The Mockingbird Commons Loan was paid in full using borrowings from the Construction Loan Agreement and ANB Loan Agreement described below.

On October 4, 2005, the Mockingbird Commons Partnership (the “Borrower”) entered into a Construction Loan Agreement (the “Construction Loan Agreement”) with Texans Commercial Capital, LLC (the “Construction Lender”). Borrowings available under the Construction Loan Agreement may total up to $34,047,458 (the “Construction Loan”). The Construction Loan Agreement is further evidenced by a promissory note from the Borrower for the benefit of the Construction Lender. The interest rate under the Construction Loan Agreement is equal to the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal. Monthly payments of unpaid accrued interest are required through September 1, 2007. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2007, the maturity date. The Borrower may extend the maturity date of the Construction Loan Agreement for up to three additional terms of one year each. Prepayment of principal can be made, in whole or in part, without penalty or premium, provided that each prepayment of less than the full outstanding principal balance shall be in an amount equal to at least $1,000,000 or multiples thereof. We have guaranteed payment of the obligation under the Construction Loan Agreement. The Construction Loan Agreement is secured by the Mockingbird Commons Property. The balance of the Construction Loan at December 31, 2005 was $9,353,426.

Additionally, on October 4, 2005, the Borrower entered into a loan agreement (the “ANB Loan Agreement”) with American National Bank of Texas (the “ANB Lender”). Borrowings available under the ANB Loan Agreement may total up to $36,218,000 (the “ANB Loan”). The ANB Loan Agreement is further evidenced by a promissory from the Borrower to the ANB Lender. The interest rate under the ANB Loan Agreement is equal to the lesser of (i) the thirty day London Interbank Offered Rate (“LIBOR”), plus two and seventy-five hundredths percent (2.75%) per annum or (ii) the maximum rate allowed by law. Monthly payments of interest are required through September 1, 2007, with a final payment of the unpaid principal and unpaid accrued interest due on September 30, 2007, the maturity date. Prepayment, in whole or in part, is permitted from time to time, prior to the maturity date without penalty or premium. The Borrower has the option to extend the maturity date of the ANB Loan Agreement for one year. The Mockingbird Commons Property is subject to a deed of trust to collateralize payment of the ANB Loan Agreement. We have guaranteed payment of the obligation under the ANB Loan Agreement. The balance of the ANB Loan was $9,951,846 at December 31, 2005.

On March 3, 2005, we acquired an 80% interest in the ownership of the Northwest Highway Property, through our direct and indirect partnership interests in Behringer Harvard Northwest Highway LP (the “Northwest

Highway Partnership”). The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and there are currently no plans to begin operations in the future. On April 20, 2005, the Northwest Highway Partnership entered into a construction loan agreement (the “Northwest Highway Loan Agreement”) with The Frost National Bank (the “Northwest Highway Lender”). We are subject to a Guaranty Agreement with the Northwest Highway Lender in which we guarantee prompt and full repayment of any borrowings. Under the Guaranty Agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings. The Northwest Highway Loan Agreement provides the Northwest Highway Partnership with the ability to borrow up to $4,550,000 in advances from the Northwest Highway Lender. Advances are to be used for payment of costs of construction of improvements to the Northwest Highway Property. As of December 31, 2005, the Northwest Highway Partnership had borrowed $3,867,424 under the Northwest Highway Loan Agreement for development costs. We expect to have additional borrowings as we continue to develop the property.

On April 4, 2005, we acquired the 250/290 Carpenter Property through our direct and indirect partnership interests in Behringer Harvard 250/290 Carpenter LP (the “250/290 Carpenter Partnership”). The 250/290 Carpenter Property was acquired by the 250/290 Carpenter Partnership entirely through the use of proceeds of the Offering. Behringer Harvard 250/290 Carpenter GP, LLC, our wholly-owned subsidiary, is the general partner and we are the limited partner of the 250/290 Carpenter Partnership. On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”). Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”). The Revolver is further evidenced by a promissory note from us to the Revolver Lender. The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver. As of December 31, 2005, no borrowings have been made and no letters of credit have been issued under the Revolver Agreement, and the full amount of the facility is available. The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on LIBOR, or a combination of each. The Revolver has a three-year term with the option to extend for one additional year. Monthly payments of interest are required. Prepayment of principal can be made in full at any time and in part from time to time. The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement. In addition, the 250/290 Carpenter Partnership has guaranteed payment of any borrowings made under the Revolver Agreement.

On July 6, 2005, we acquired a 100% interest in the Landmark I and Landmark II properties (collectively, “Landmark I & II”) through our direct and indirect partnership interests in Behringer Harvard Landmark LP (the “Landmark Partnership”). The purchase price of Landmark I was $16,001,998, and the purchase price of Landmark II was $17,594,604. Landmark I & II were acquired by the Landmark Partnership entirely through the use of proceeds of the Offering. On September 8, 2005, the Landmark Partnership borrowed $22,000,000 under a loan agreement (the “Landmark Agreement”) with State Farm Bank, F.S.B., an unaffiliated third party (the “Landmark Lender”). The interest rate under the Landmark Agreement is equal to LIBOR plus one and four-tenths percent (1.4%), with interest being calculated on the unpaid principal. Monthly payments of interest are required through September 1, 2010. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2010, the maturity date. Prepayment, in whole or in part, may be made after the later to occur of: (i) October 1, 2006, or (ii) the date on which the twelfth monthly payment has been made to the Landmark Lender, provided that at least 30 days, but no more than 60 days, written notice is given. The balance of the loan at December 31, 2005 was $22,000,000. We are subject to a Limited Guaranty with the Landmark Lender in which we unconditionally and absolutely guarantee prompt and full repayment of any borrowings under the Landmark Agreement. Landmark I & II are subject to a deed of trust to secure payment under the Landmark Agreement.

On October 5, 2005, we acquired a 60% interest in the Melissa Land, through our direct partnership interest in BHDGI, Ltd. (the “Melissa Land Partnership”). The site is planned for development into residential lots for the future sale to home builders. The Melissa Land has no operations, and no operations are planned by the Melissa Land Partnership. The purchase price of the Melissa Land was approximately $2,800,000. We made an initial capital contribution to the Melissa Land Partnership of $800,000. On October 5, 2005, the Melissa Land

Partnership borrowed $2,000,000 under a loan agreement (the “Melissa Land Loan Agreement”) with Dallas City Bank (the “Melissa Lender”). The Melissa Land Loan Agreement is further evidenced by a promissory note from the Melissa Land Partnership to the Melissa Lender. The interest rate under the Melissa Land Loan Agreement is equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal. Payments of unpaid accrued interest are due on March 29, 2006, and June 29, 2006. A final payment of the principal and unpaid accrued interest is due and payable on September 29, 2006, the maturity date. Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Proceeds from the Melissa Loan Agreement were used to fund the purchase of the Melissa Land. We have guaranteed payment under the Melissa Land Loan Agreement. The Melissa Land is subject to a deed of trust to collateralize payment of the Melissa Land Loan Agreement.

Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage. At December 31, 2005, we were in compliance with each of the debt covenants under our loan agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2005, and outlines expected future payments to be made under such obligations and commitments:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable	$78,306,596	$4,262,703	$64,130,467	$499,584	$9,413,842
Interest	11,800,148	5,065,681	5,361,046	1,226,651	146,770
Operating lease	32,236,179	351,348	702,696	702,696	30,479,439
Total	$122,342,923	$9,679,732	$70,194,209	$2,428,931	$40,040,051

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

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted this interpretation as of December 31, 2005. The adoption of this interpretation did not have a significant impact on our financial condition, results of operations or liquidity.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. This EITF did not have a material effect on our financial condition, results of operations, or liquidity.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $78,300,000 in mortgages payable at December 31, 2005, approximately $62,400,000 represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $600,000.

At December 31, 2005, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 2, 2005, we retained the services of Deloitte & Touche LLP as our independent registered public accounting firm to replace our former independent registered public accounting firm, PricewaterhouseCoopers LLP. This engagement and replacement was approved by our General Partners. We reported this information in a Current Report on Form 8-K dated September 2, 2005. During the fiscal year, and any subsequent interim period prior to September 2, 2005, we did not consult with Deloitte & Touche LLP regarding any matters noted in Items 304(a) of Regulation S-K.

There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving PricewaterhouseCoopers LLP that occurred within the fiscal year and the interim period prior to September 2, 2005. PricewaterhouseCoopers LLP’s report on our financial statements for the fiscal year ended December 31, 2004 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

We provided PricewaterhouseCoopers LLP with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and PricewaterhouseCoopers LLP furnished us with a letter addressed to the Commission stating that it agrees with the statements made by us in the Current Report on Form 8-K filing, a copy of which was filed as an exhibit to the Current Report on Form 8-K.

Item 9A.    Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2005, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of December 31, 2005, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning in 2006, we are implementing a new accounting and property management system throughout our operations. This software change will affect all aspects of our accounting and financial systems and will result in a significant change to our internal controls. While we believe these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing software changes. We expect to modify our system of internal control over financial reporting in order to address the impact of these software changes, and provide that our controls, as modified, will continue to be designed appropriately and operate effectively.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. The General Partners are assisted by the employees of Harvard Property Trust, LLC (“HPT”), the general partner of Behringer Advisors II. In addition, the General Partners are advised by an advisory board comprised of industry professionals. We do not employ our own management personnel; rather we pay fees to our General Partners for their services to us.

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

The General Partners are Behringer Advisors II and Mr. Behringer, individually. Behringer Advisors II is a Texas limited partnership formed in July 2002. The executive office of the General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Mr. Behringer is the President and sole manager of each of these companies. Mr. Behringer is the majority owner, the President and sole manager of Behringer Holdings. Behringer Holdings also is the indirect owner of HPT Management, our property manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	57	Chief Executive Officer and Chief Investment Officer
Robert S. Aisner	59	President
Gerald J. Reihsen, III	47	Executive Vice President - Corporate Development and Legal and Secretary
Gary S. Bresky	39	Chief Financial Officer
M. Jason Mattox	30	Senior Vice President

Robert M. Behringer is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II. He is also the Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Behringer Harvard REIT I, Inc. and Behringer Harvard Opportunity REIT I, Inc. He is also the majority owner, sole manager, Chief Executive Officer and President of Behringer Harvard Holdings, the parent corporation of Behringer Advisors II. Since 2002, Mr. Behringer has been a general partner of ours and the Behringer Harvard Mid-Term Value Enhancement Fund I LP, also a publicly registered real estate limited partnership. Mr. Behringer also controls the general partner of Behringer Harvard Strategic Opportunity Fund I LP, a private real estate limited partnership. Since 2001, Mr. Behringer has also been the Chief Executive Officer and sole manager of the other Behringer Harvard companies.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that has recently been liquidated and that had a net asset value of approximately $200 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the South Central United States. The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds NASD Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer has also been a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the President Behringer Advisors II. He is also President, Chief Operating Officer and a director of Behringer Harvard REIT I, Inc. and Behringer Harvard Opportunity REIT I, Inc., and President of the other Behringer Harvard companies. Mr. Aisner has over 30 years of commercial real estate experience. From 1996 until joining Behringer Harvard REIT I, Inc. in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, a New York Stock Exchange listed REIT that is focused on the development, acquisition and management of upscale apartment communities and serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, which oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management company. From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I, Inc. from June 2002 until February 2003 and as a management director from June 2003 until the present. Since February 2003, Mr. Aisner has also served as Executive Vice President - Real Estate Operations of Behringer Harvard Holdings and President of Harvard Property Trust, LLC, IMS, HPT Management and Behringer Development. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Gerald J. Reihsen, III serves as the Executive Vice President - Corporate Development & Legal and Secretary of Behringer Advisors II. Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President - Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc. Mr. Reihsen holds NASD Series 7, 24, 27 and 63 registrations. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II. Mr. Bresky is also the Chief Financial Officer of all of the other Behringer Harvard companies.

Prior to his employment with the Behringer Advisors II, Mr. Bresky served, from 1996 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions. Mr. Bresky was also integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management. Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years and holds NASD Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California - Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

M. Jason Mattox is the Senior Vice President of Behringer Advisors II and Senior Vice President of Behringer Harvard REIT I, Inc. Since 2002, Mr. Mattox has served as the Vice President of Behringer Advisors. Mr. Mattox also serves in a similar capacity with the other Behringer Harvard companies.

From 1997 until joining Behringer Advisors II in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.’s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox formerly was a member of the National Association of Real Estate Investment Trusts and the Texas Association of Builders. Mr. Mattox has been active in commercial real estate and related financial activities for over six years and holds NASD Series 7, 24 and 63 registrations. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II. HPT and its affiliates employed 137 persons at December 31, 2005, including the executive officers listed above. HPT and its affiliates will continue to hire employees as needed. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

Advisory Board

We do not have a board of directors. The General Partners are assisted by an advisory board. No member of the advisory board may be a general partner, officer or employee of ours, Behringer Advisors II, or an affiliate of ours or Behringer Advisors II, although members of the advisory board may purchase or own securities of, or have other business relations with, such parties. The members of the advisory board are Patrick M. Arnold, Ralph G. Edwards, Jr., Robert “Bobby” W. McMillan and Scott F. McMullin.

No Audit Committee; No “Audit Committee Financial Expert”

We do not have a board of directors and, as such, have no board committees such as an audit committee. Because we do not have an audit committee, we do not have an “audit committee financial expert.” The General Partners are responsible for managing the relationship with our Independent Registered Public Accounting Firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2005.

Code of Ethics

Behringer Advisors II has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of the code of ethics of Behringer Advisors II may be obtained from our web site at http://www.behringerharvard.com. The web site will be updated to include any material waivers or modifications to the code of ethics.

Item 11.    Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. As of December 31, 2005, we have not made any payments to Mr. Behringer as compensation for serving as our general partner. The officers and employees of HPT assist the General Partners. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to Behringer Advisors II and its other affiliates. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Use of Proceeds from Registered Securities” and “Item 13. Certain Relationships and Related Transactions” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 10, 2006.

We do not have any officers or directors. Our two General Partners, Mr. Behringer and Behringer Advisors II, each own 50% of the general partnership interest. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control.

The following table sets forth information as of December 31, 2005 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each of our directors or those of our General Partners, each of our executive officers or those of our General Partners, and our directors and executive officers, or those of our General Partners, as a group. The percentage of beneficial ownership is calculated based on 10,903,812 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*
Limited partner interest	Gerald J. Reihsen III (1)(2)	0	*
Limited partner interest	Gary S. Bresky (1)(2)	0	*
Limited partner interest	Jason M. Mattox (1)(2)	0	*
Limited partner interest	Kimberly Arianpour (1)(2)	2209.94	*
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP (1)(3)	0	50%
	All current directors and executive officers as a group (8 persons)	2983.42	*

*Denotes less than 1%

(1)	The address of Messrs. Behringer, Aisner, Reihsen, Bresky, Mattox and Ms. Arianpour and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Executive Officers of Behringer Advisors II.

(3)	General Partners.

(4)	Consists of $500 of combined general partnership interests held directly by Mr. Behringer and Behringer Advisors II.

Item 13.    Certain Relationships and Related Transactions.

The compensation and fees paid or to be paid by us to our General Partners and their affiliates in connection with our operation for the years ended December 31, 2005 and 2004 are as follows:

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
For the year ended December 31, 2005	incurred	costs	in joint ventures	expensed
Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	566,500	559,290	-	7,210

Behringer Advisors II, acquisition, advisory fees and expenses	4,104,896	-	4,104,896	-

HPT Management LP, property management and leasing fees	520,527	-	-	520,527

Behringer Advisors II, asset management fees	339,536	-	-	339,536
Total	$9,166,180	$4,194,011	$4,104,896	$867,273

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
For the year ended December 31, 2004	incurred	costs	in joint ventures	expensed
Behringer Securities commissions and dealer manager fees	$5,638,387	$5,638,387	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	1,588,832	1,577,551	-	11,281

Behringer Advisors II, acquisition, advisory fees and expenses	2,012,844	-	2,012,844	-

HPT Management LP, property management and leasing fees	115,655	-	-	115,655

Behringer Advisors II, asset management fees	72,869	-	-	72,869
Total	$9,428,587	$7,215,938	$2,012,844	$199,805

During the term of the Offering, Behringer Securities, our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan, which was terminated on January 21, 2005. Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees for the year ended December 31, 2005. For the year ended December 31, 2004, Behringer Securities earned $4,059,019 in selling commissions and $1,579,368 in dealer manager fees. For the year ended December 31, 2003, Behringer Securities earned $331,563 in selling commissions and $129,705 in dealer manager fees. The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the years ended December 31, 2005, 2004 and 2003.

Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2005, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf. As of December 31, 2005, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed. Of the $2,285,037 of organization and offering costs reimbursed by us as of December 31, 2005, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organizational costs. For the year ended December 31, 2005, we reimbursed $566,500 of organization and offering expenses, of which $559,290 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organizational costs. For the year ended December 31, 2004, we had reimbursed $1,588,832 of organization and offering expenses, of which $1,577,551 was recorded as a reduction in Partners’ capital and $11,281 was expensed as organizational costs. For the year ended December 31, 2003, we reimbursed $129,705 of organization and offering expenses, of which $128,810 was recorded as a reduction in Partners’ capital and $895 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs then in offering, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the year ended December 31, 2005, Behringer Advisors II earned $3,518,482 of acquisition and advisory fees and was reimbursed $586,414 for acquisition-related expenses. During the year ended December 31, 2004, Behringer Advisors II earned $1,725,295 of acquisition and advisory fees and was reimbursed $287,549 for acquisition-related expenses. No acquisition and advisory fees or reimbursement of acquisition-related expenses were earned during the year ended December 31, 2003.

For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2005 and 2004, we incurred property management fees payable to HPT Management of $520,527 and $115,655, respectively. We did not incur property management fees during the year ended December 31, 2003.

We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2005 and 2004, we incurred asset management fees of $339,536 and $72,869, respectively. We did not incur asset management fees during the year ended December 31, 2003.

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

Item 14.    Principal Accounting Fees and Services.

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

Fees Paid to Independent Public Registered Accounting Firms

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the year ended December 31, 2005 and fees billed for other services rendered by our independent public registered accounting firm during that period.

2005
Audit Fees (1)	$239,540
Audit-Related Fees (2)	27,400
Tax Fees (3)	-
All Other Fees	-
Total Fees	$266,940

(1)	Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our Form 10-Qs.
(2)	Fees related to consultations concerning financial accounting and reporting standards.

On September 2, 2005, we retained the services of Deloitte & Touche LLP as our independent registered public accounting firm to replace our former independent registered public accounting firm, PricewaterhouseCoopers LLP. As a result, we incurred additional fees in the amount of $195,800 for audit fees, $46,550 for audit related fees and $29,855 for tax fees from PricewaterhouseCoopers LLP during the year ended December 31, 2005.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the year ended December 31, 2004 and fees billed for other services rendered by our independent public registered accounting firm during those periods:

2004
Audit Fees (1)	$111,100
Audit-Related Fees (2)	107,692
Tax Fees (3)	9,000
All Other Fees	-
Total Fees	$227,792

(1)	Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our Form 10-Qs.
(2)	Fees related to consultations concerning financial accounting and reporting standards.
(3)	Tax fees consisted principally of assistance with matters related to tax compliance, tax planning, and tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)	List of Documents Filed.

	1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

	2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule III Real Estate and Accumulated Depreciation

	3.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are lsisted on the Exhibit Index attached hereto.

(c)	Financial Statement Schedule.

The All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted becuase the required information of such schedules in not present, is not present in amounts sufficient to require a schedule or is included in the financial statement..

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

March 31, 2006	By:	/s/ Robert M. Behringer
Robert M. Behringer
General partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole general partner of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	By:	/s/ Robert M. Behringer
Robert M. Behringer
General partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole general partner of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 31, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP, (Principal Financial Officer)

March 31, 2006	By:	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors II LP, (Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:

We have audited the accompanying consolidated balance sheet of the Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2005 and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of Behringer Harvard Short-Term Opportunity Fund I LP (the “Partnership”) at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005, except for footnote 17, as to which the date is March 28, 2006

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

Assets
Real estate
Land	$26,041,144	$8,610,149
Buildings, net	67,142,810	15,924,745
Real estate under development	46,209,666	18,570,740
Total real estate	139,393,620	43,105,634

Cash and cash equivalents	15,769,969	36,503,558
Restricted cash	3,464,504	4,730,194
Accounts receivable, net	1,962,806	656,095
Receivables from affiliates	10,000	1,602,840
Prepaid expenses and other assets	156,166	136,394
Investments in unconsolidated joint ventures	-	4,953,267
Lease intangibles, net	17,229,387	6,867,404
Deferred financing fees, net	2,590,452	722,889
Total assets	$180,576,904	$99,278,275

Liabilities and partners' capital

Liabilities
Mortgage notes payable	$78,306,596	$31,235,080
Accounts payable	2,964,374	59,653
Payables to affiliates	324,828	571,852
Acquired below market lease intangibles, net	311,207	282,236
Distributions payable	277,823	159,960
Accrued liabilities	2,537,544	1,682,584
Subscriptions for limited partnership units	-	4,731,878
Total liabilities	84,722,372	38,723,243

Commitments and contingencies

Minority interest	7,127,377	1,695,362

Partners' capital
Limited partners - 11,000,000 units authorized;
10,903,812 units and 6,939,778 units issued
and outstanding at December 31, 2005 and
December 31, 2004, respectively	88,726,684	58,859,193
General partners	471	477
Total partners' capital	88,727,155	58,859,670
Total liabilities and partners' capital	$180,576,904	$99,278,275

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations

	Year	Year	Year
	ended	ended	ended
	December 31, 2005	December 31, 2004	December 31, 2003

Rental revenue	$13,478,430	$2,616,051	$-

Expenses
Property operating expenses	2,089,378	868,665	-
Ground rent	351,348	293,307	-
Real estate taxes	2,078,365	452,836	-
Property and asset management fees	860,063	188,524	-
General and administrative	814,285	400,231	112,789
Interest expense, net	1,997,985	519,848	-
Depreciation and amortization	7,504,612	936,881	-
Total expenses	15,696,036	3,660,292	112,789

Interest income	701,615	149,996	3,608
Equity in losses of investments in
unconsolidated joint ventures	(801,497)	(414,052)	-
Gain on sale of assets	1,096,396	-	-
Minority interest	99,361	(6,789)	-

Net loss	$(1,121,731)	$(1,315,086)	$(109,181)

Allocation of net loss
Net loss allocated to general partners	$(6)	$(11)	$(12)

Net loss allocated to limited partners	$(1,121,725)	$(1,315,075)	$(109,169)

Weighted average number of limited
partnership units outstanding	10,751,400	2,598,846	92,143

Basic and diluted net loss per limited partnership unit	$(0.10)	$(0.51)	$(1.18)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Partners' Capital

	General Partners		Limited Partners
		Accumulated	Number of	Contributions	Accumulated
	Contributions	Losses	Units	and Redemptions	Losses	Total
Balance as of January 1, 2003	$500	$-	-	$100	$-	$600

Issuance of units of limited
partnership interest, net			522,219	4,591,404		4,591,404

Net loss		(12)			(109,169)	(109,181)

Balance as of December 31, 2003	500	(12)	522,219	4,591,504	(109,169)	4,482,823

Issuance of units of limited
partnership interest, net			6,382,849	56,180,592		56,180,592

Redemptions of limited partnership units			(2,500)	(22,500)		(22,500)

Distributions on limited partnership units				(809,393)		(809,393)

Units issued pursuant to Distribution
Reinvestment Plan, net			37,210	343,234		343,234

Net loss		(11)			(1,315,075)	(1,315,086)

Balance as of December 31, 2004	500	(23)	6,939,778	60,283,437	(1,424,244)	58,859,670

Issuance of units of limited
partnership interest, net			4,044,917	36,029,380		36,029,380

Redemptions of limited partnership units			(90,877)	(812,612)		(812,612)

Distributions on limited partnership units				(4,319,691)		(4,319,691)

Units issued pursuant to Distribution
Reinvestment Plan, net			9,994	92,139		92,139

Net loss		(6)			(1,121,725)	(1,121,731)

Balance as of December 31, 2005	$500	$(29)	10,903,812	$91,272,653	$(2,545,969)	$88,727,155

See Notes to Consolidated Financial Statements

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows

	Year	Year	Year
	ended	ended	ended
	December 31, 2005	December 31, 2004	December 31, 2003

Cash flows from operating activities
Net loss	$(1,121,731)	$(1,315,086)	$(109,181)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Minority interest	(99,361)	6,789	-
Equity in losses of investments in unconsolidated joint ventures	801,497	414,052	-
Gain on sale of assets	(1,096,396)	-	-
Depreciation and amortization	8,785,783	1,199,180	-
Change in accounts receivable	(1,130,226)	(656,095)	-
Change in prepaid expenses and other assets	89,122	(223)	(31,590)
Additions of lease intangibles	(326,342)	-	-
Change in accounts payable	(77,938)	48,591	11,062
Change in accrued liabilities	(1,312,137)	1,000,322	59,825
Cash provided by (used in) operating activities	4,512,271	697,530	(69,884)

Cash flows from investing activities
Purchases of real estate	(67,551,749)	(30,823,161)	-
Purchases of properties under development	(4,684,750)	(17,348,596)	-
Capital expenditures for properties under development	(19,135,701)	-	-
Purchases of investments in unconsolidated joint ventures	-	(5,367,319)	-
Purchases of property and equipment	(394,577)	(496,609)	-
Proceeds from sale of assets	4,009,846	-	-
Change in restricted cash	(2,936,527)	-	-
Cash used in investing activities	(90,693,458)	(54,035,685)	-

Cash flows from financing activities
Proceeds from mortgage notes payable	50,429,045	34,917,800	-
Payment of mortgage notes payable	(19,646,766)	(3,682,720)	-
Financing costs	(2,514,807)	(840,078)	-
Proceeds from sale of limited partnership units	39,960,611	63,369,215	5,188,202
Redemptions	(812,612)	(22,500)	-
Offering costs	(3,938,775)	(7,216,605)	(596,798)
Distributions	(4,102,145)	(278,218)	-
Distributions to minority interest holders	(49,715)	(11,427)	-
Contributions from minority interest holders	4,778,869	-	-
Change in limited partners' subscriptions	(4,731,878)	4,727,878	4,000
Change in subscription proceeds	4,729,955	(4,612,450)	(4,314)
Change in receivables from and payables to affiliates	1,345,816	(1,081,748)	50,760
Cash provided by financing activities	65,447,598	85,269,147	4,641,850

Net change in cash and cash equivalents	(20,733,589)	31,930,992	4,571,966
Cash and cash equivalents at beginning of year	36,503,558	4,572,566	600
Cash and cash equivalents at end of year	$15,769,969	$36,503,558	$4,572,566

Supplemental disclosure
Interest paid, net of capitalized interest	$1,102,641	$337,634	$-

Non-cash investing activities
Capital expenditures for properties
under development in accounts payable	$2,960,779	$-	$-
Property and equipment additions in accrued liabilities	$179,152	$-	$-

Non-cash financing activities
Limited partnership units issued
under distribution reinvestment plan	$99,683	$371,216	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

1.    Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (“the Offering”), terminated on February 19, 2005, and is described below. The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005. We used proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

We are opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues. Many of the markets where we acquire properties have low barriers to entry. However, we are not limited to such type investments. We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if the General Partners determine that it would be advantageous to do so. Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels. However, we will not actively engage in the business of operating hotels, motels or similar properties.

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

Organization

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan at $10 per unit. On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the distribution reinvestment and automatic purchase plan to the 50,000 units that had already been issued, thus terminating our distribution reinvestment and automatic purchase plan. The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed. As of December 31, 2005, we estimate the per unit valuation to be $9.90, due to a special distribution made in 2005 of $0.10 per unit of a portion of the net proceeds from the sale of a property. Thereafter, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”). Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of December 31, 2005, we had 10,903,812 limited partnership units outstanding.

2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to changes until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. We had recorded accumulated depreciation associated with our tangible assets of $2,822,870 and $393,777 at December 31, 2005 and December 31, 2004, respectively.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. The estimated useful lives of our lease intangibles as of December 31, 2005 range from 1.5 years to 3.5 years.

Accumulated amortization associated with our lease intangibles was $8,742,423 and $688,213 at December 31, 2005 and December 31, 2004, respectively.

Anticipated amortization for each of the following five years ended December 31 is as follows:

Lease
Intangibles
2006	$8,553,995
2007	4,288,414
2008	1,450,624
2009	575,349
2010	575,349

As of December 31, 2005 and 2004, respectively, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

				Acquired	Acquired
	Buildings and	Deferred	In-Place	Above-Market	Below-Market
As of December 31, 2005	Improvements	Leasing Intangibles	Leases	Leases	Leases
Cost	$69,965,680	$510,726	$21,139,141	$4,588,912	$(578,176)
Less: depreciation and amortization	(2,822,870)	(57,546)	(7,417,233)	(1,534,613)	266,969
Net	$67,142,810	$453,180	$13,721,908	$3,054,299	$(311,207)

				Acquired	Acquired
	Buildings and	Deferred	In-Place	Above-Market	Below-Market
As of December 31, 2004	Improvements	Leasing Intangibles	Leases	Leases	Leases
Cost	$16,318,522	$163,683	$5,679,781	$1,753,823	$(323,906)
Less: depreciation and amortization	(393,777)	(3,966)	(539,138)	(186,779)	41,670
Net	$15,924,745	$159,717	$5,140,643	$1,567,044	$(282,236)

Investment Impairments

For real estate wholly-owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate owned by us through an investment in a joint venture, tenant-in-common interest or other similar investment structure, management compares the estimated fair value of our investment to the carrying value at each reporting date. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We did not recognize an impairment loss for the years ended December 31, 2005, 2004 or 2003.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds and monies held in escrow for insurance, taxes and other reserves for our consolidated properties. Subscription proceeds were held in escrow until investors were admitted as limited partners. We admitted new limited partners until the offering was terminated on February 19, 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements. We recorded an allowance for doubtful accounts associated with accounts receivable of $109,269 and $19,258 at December 31, 2005 and 2004, respectively.

Receivables from Affiliates

Receivables from affiliates primarily consist of amounts owed to us from our affiliated entities. Receivables from affiliates at December 31, 2004 include $1,500,000 due from an affiliate for deposits paid by us for the future acquisition of the Lakeway Inn & Resort located in Austin, Texas (the “Lakeway Inn”). On February 22, 2005, we announced that we had assigned our contract to purchase the Lakeway Inn to Behringer Harvard Lakeway, LP, a Texas limited partnership wholly-owned by Behringer Harvard Strategic Opportunity Fund I LP, an entity affiliated with our sponsor, Behringer Harvard Holdings, LLC. In connection with this assignment, we were reimbursed during the year ended December 31, 2005 for the costs we had incurred, including the $1,500,000 in earnest money deposits previously paid by us, with interest.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors and officers insurance, as well as prepaid insurance and real estate taxes of our consolidated properties.

Investments in Unconsolidated Joint Ventures

We account for certain investments in joint ventures using the equity method of accounting because we exercise significant influence over, but do not control these entities. These investments are initially recorded at cost and are adjusted for our share of equity in earnings and distributions. As of December 31, 2005, we had no investments accounted for under the equity method. At December 31, 2004, “Investments in unconsolidated joint ventures” consisted of our 85.71% interest in a neighborhood shopping/service center at the southeast corner of Skillman Street and Audelia Road in Dallas, Texas (the “Skillman Property”). On May 23, 2005, we

purchased the remaining 14.29% interest in the Skillman Property, resulting in our 100% direct ownership and consolidation of this property as of December 31, 2005. We acquired an additional 6.25% interest in a six-story office building located in Dallas, Texas (the “Central Property”) effective August 31, 2005 and an additional 6.25% on October 31, 2005, resulting in our 62.5% ownership and the consolidation of this property at December 31, 2005. See Note 5 “Real Estate Acquisitions.”

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization associated with deferred financing fees was $998,230 and $98,383 at December 31, 2005 and 2004, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Some leases may contain provisions for the tenant’s payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met. We had no contingent rent for the years ended December 31, 2005, 2004 and 2003. The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2005 and 2004 was $348,121 and $117,177, respectively. As discussed above, our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

Offering Costs

The General Partners funded all of the organization and offering costs on our behalf. We were required to reimburse them for such organization and offering costs up to 2.5% of the cumulative capital raised by us in the Offering, which terminated on February 19, 2005. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs were recorded as an offset to partners’ capital, and all organization costs were recorded as an expense at the time we became liable for the payment of these amounts.

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

Concentration of Credit Risk

At December 31, 2005 and 2004, we had cash and cash equivalents and restricted cash on deposit in four financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

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

Per Limited Partnership Unit Data

Net loss per limited partnership unit is calculated by dividing the net loss allocated to limited partners for each period by the weighted average number of limited partnership units outstanding during such period. Net loss per limited partnership unit on a basic and diluted basis is the same because the Partnership has no potential dilutive limited partnership units outstanding.

3.    New Accounting Pronouncements

In March 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted this interpretation as of December 31, 2005. The adoption of this interpretation did not have a significant impact on our financial condition, results of operations or liquidity.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on our financial condition, results of operations or liquidity.

EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. This EITF did not have a material effect on our financial condition, results of operations, or liquidity.

4.    Real Estate

Acquisitions

On March 3, 2005, we acquired an 80% interest in 4.97 acres (unaudited) of land in Dallas, Texas, located on the south side of Northwest Highway and east of Midway Road (the “Northwest Highway Property”) through the closing by Behringer Harvard Northwest Highway LP (the “Northwest Highway Partnership”) on the purchase of such property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations and there are currently no plans to begin operations in the future. The total purchase price for the Northwest Highway Property was approximately $4,700,000. We paid the entire cost of our 80% interest in the Northwest Highway Property through contribution of such funds in respect of our interests in the Northwest Highway Partnership from proceeds of the Offering. At the closing, the two individuals who serve as trustees of the Class B Limited Partners of the Northwest Highway Partnership received a brokerage commission in the amount of $242,000 from the sellers pursuant to the purchase contract. The Northwest Highway Partnership entered into a Development Management Agreement with MHC HomeAmerica, Inc., an unaffiliated third party, to perform development services in respect of the property. MHC HomeAmerica, Inc. will receive a development fee from the Northwest Highway Partnership of $66,000, payable in 12 monthly installments. The development services include all development and construction management services required to complete and make ready for construction a residential subdivision containing a minimum of 19 lots (unaudited) on the Northwest Highway Property.

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

On April 4, 2005, we acquired a three-building office complex containing approximately 539,000 rentable square feet (unaudited) located on approximately 15.3 acres (unaudited) of land in Irving, Texas, a suburb of Dallas, Texas (the “250/290 Carpenter Property”) through our direct and indirect partnership interests in Behringer Harvard 250/290 Carpenter LP (the “250/290 Carpenter Partnership”). The purchase price of the 250/290 Carpenter Property was approximately $30,000,000. The 250/290 Carpenter Property was acquired by the 250/290 Carpenter Partnership entirely through the use of proceeds of the Offering. Behringer Harvard 250/290 Carpenter GP, LLC, our wholly-owned subsidiary, is the general partner and we are the limited partner of the 250/290 Carpenter Partnership.

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

On July 6, 2005, we acquired a 100% interest in a two-story office building containing approximately 122,273 rentable square feet (unaudited) located on approximately 8.6 acres (unaudited) of land in Dallas, Texas (“Landmark I”) and an additional two-story office building containing approximately 135,154 rentable square feet (unaudited) located on approximately 11.3 acres (unaudited) of land in Dallas, Texas (“Landmark II”) (collectively, “Landmark I & II”), through our direct and indirect partnership interests in Behringer Harvard Landmark LP (the “Landmark Partnership”). The purchase price of Landmark I was $16,001,998, and the purchase price of Landmark II was $17,594,604. Landmark I & II were acquired by the Landmark Partnership entirely through the use of proceeds of the Offering.

On September 8, 2005, the Landmark Partnership borrowed $22,000,000 under a loan agreement (the “Landmark Agreement”) with State Farm Bank, F.S.B., an unaffiliated third party (the “Landmark Lender”). The interest rate under the Landmark Agreement is equal to LIBOR plus one and four-tenths percent (1.4%), with interest being calculated on the unpaid principal. Monthly payments of interest are required through September 1, 2010. A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2010, the maturity date. Prepayment, in whole or in part, may be made after the later to occur of: (i) October 1, 2006, or (ii) the date on which the twelfth monthly payment has been made to the Landmark Lender, provided that at least 30 days, but no more than 60 days, written notice is given. We are subject to a Limited Guaranty with the Landmark Lender in which we unconditionally and absolutely guarantee prompt and full repayment of any borrowings under the Landmark Agreement. Landmark I & II are subject to a deed of trust to secure payment under the Landmark Agreement.

On September 21, 2005, we entered into an agreement with HSAD Partners, an unaffiliated third party, assigning their 6.25% interest in Behringer Harvard 4245 Central LP, a Texas limited partnership (the “Central Partnership”), to us effective as of August 31, 2005. The Central Partnership was originally formed to purchase the Central Property. The contract purchase price of the Central Property was $7,737,500 when it was originally purchased by the Central Partnership on August 17, 2004. The Central Property is held by the Central Partnership, in which Behringer Harvard 4245 Central GP, LLC, our wholly-owned subsidiary (the “Subsidiary”), is the general partner with an ownership interest of 0.1% in the Central Partnership. Prior to the assignment of interest described herein, the limited partners were Realty America Group (4245 Central, LP), HSAD Partners, BGO Investments and us with 37.5%, 6.25%, 6.25% and 49.9% ownership interests in the Central Partnership, respectively. We agreed to purchase the additional 6.25% interest held by HSAD Partners for cash consideration of $185,826 and the assumption of $349,349 of the Central Partnership debt. We purchased the interest entirely through the use of proceeds of the Offering.

On October 5, 2005, we acquired a 60% interest in 72.26 acres (unaudited) of land in Collin County, Texas (the “Melissa Land”), through our direct partnership interest in BHDGI, Ltd. (the “Melissa Land Partnership”). The site is planned for development into residential lots for the future sale to home builders. The Melissa Land has no operations and no operations are planned by the Melissa Land Partnership. The purchase price of the Melissa Land was approximately $2,800,000. The purchase price of the transaction was determined through negotiations with the Melissa Land Partnership and MSDL, Inc., an unaffiliated third party. We made an initial capital contribution to the Melissa Land Partnership of $800,000. On September 15, 2005, we entered into the Melissa Land Partnership Agreement whereby Graybird Developers, LLC (in which we own a 51% interest) became the general partner, we became the Class A limited partner and David L. Gray (an unaffiliated third party) became the Class B limited partner. We obtained an ownership interest of 60% and the remaining 40% is held by the Class B limited partner. The general partner is authorized to make decisions and to act on behalf of the Melissa Land Partnership in the ordinary course of business; however, certain major decisions (as defined in the limited partnership agreement) require approval by the general partner and the Class A limited partner. The entire purchase price was allocated to land.

Additionally, on October 5, 2005, the Melissa Land Partnership borrowed $2,000,000 under a loan agreement (the “Melissa Land Loan Agreement”) with Dallas City Bank (the “Melissa Lender”). The Melissa Land Loan Agreement is further evidenced by a promissory note from the Melissa Land Partnership to the Melissa Lender. The interest rate under the Melissa Land Loan Agreement is equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal. Payments of unpaid accrued interest are due on March 29, 2006, and June 29, 2006. A final payment of the principal and unpaid accrued interest is due and payable on September 29, 2006, the maturity date. Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Proceeds from the Melissa Loan Agreement were used to fund the purchase of the Melissa Land.

On October 31, 2005, we entered into an agreement with BGO Investments, an unaffiliated third party, assigning their 6.25% interest in the Central Partnership to us effective as of October 31, 2005. Prior to the assignment of interest described herein, the limited partners were Realty America Group (4245 Central, LP), BGO Investments and us with 37.5%, 6.25% and 56.25% ownership interests in the Central Partnership, respectively. We agreed to purchase the additional 6.25% interest held by BGO Investments for cash consideration of $181,044 and the assumption of BGO Investments’ share of the Central Partnership debt. We purchased the interest entirely through the use of cash on hand. As a result of the transaction, we and our Subsidiary have a combined interest in the Central Partnership of 62.5%. Subsequent to October 31, 2005, the Central Property is consolidated with and into our consolidated accounts. The assignment agreement irrevocably and unconditionally releases BGO Investments from all liabilities and obligations arising from the Central Partnership agreement.

Pro Forma Results of Operations (Unaudited)

The following summary presents the results of operations for the years ended December 31, 2004 and 2003, on an unaudited pro forma basis, as if the acquisitions that occurred during 2004 had occurred as of January 1 of the respective years. On February 11, 2004, we commenced operations with our acquisition of a five-story office building in Dallas, Texas containing approximately 1.7 acres of land subject to a ground lease that expires in 2097 (collectively, the “Woodall Rodgers Improved Property”). We also acquired 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the “Woodall Rodgers Development Property,” and together with the Woodall Rodgers Improved Property, the “Woodall Rodgers Property”). As of December 31, 2004, we owned interests in six properties. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of January 1 of the repective year, nor are they indicative of results of operations which may occur in the future.

	Year ended December 31,
	2004	2003
Total revenues	$4,646,592	$4,525,705
Total expenses	(6,303,494)	(5,853,522)
Interest income	120,217	3,608
Equity in losses of joint ventures	(1,054,196)	(858,380)
Minority interest	9,956	20,604
Net loss	$(2,580,925)	$(2,161,985)

Allocation of net loss:
Net loss allocated to general partners	$(22)	$(237)

Net loss allocated to limited partners	$(2,580,903)	$(2,161,748)

Weighted average number of limited
partnership units outstanding	2,882,042	2,822,702

Net loss per limited partnership unit	$(0.90)	$(0.77)

Dispositions

On April 6, 2005, we sold the Woodall Rodgers Development Property to LZA Properties, L.P., which acquired the Woodall Rodgers Development Property through assignments from Texas Land & Realty, LLC, each of which are unaffiliated third parties. The contract sale price was $4,194,828. In accordance with the loan agreement associated with the Woodall Rodgers Property, a portion of the proceeds of the sale were used to (i) pay-off the $1,700,000 mortgage note of the Woodall Rodgers Development Property, (ii) make a principal payment of $300,000 to pay down the mortgage note of the Woodall Rodgers Improved Property, and (iii) increase the general reserve account by $200,000. The Woodall Rodgers Property is held by Behringer Harvard Woodall Rodgers LP, in which Behringer Harvard Woodall Rodgers GP, LLC, a wholly-owned subsidiary of ours, is the general partner, we are the Class A limited partner and PRG Realty Partners, Ltd. is the Class B limited partner. At the closing of the sale of the Woodall Rodgers Development Property, Behringer Harvard Woodall Rodgers LP paid total real estate commissions of $140,845. One-half of this commission was paid to Trammell Crow Company and one-half was paid to Robert W. McMillan, a member of our advisory board. We recognized a gain of $1,096,396 on the sale during the year ended December 31, 2005. The gain on the sale of the Woodall Rodgers Development Property is not classified as discontinued operations in the accompanying consolidated statements of operations, as the land was a non-operating asset at the time of the sale.

5.    Investments in Joint Ventures

During 2005, we acquired additional ownership interests in the Skillman and Central Properties. Our ownership in the Skillman Property increased from 85.71% at December 31, 2004 to 100% on May 23, 2005. Our ownership interest in the Central Property increased from 50% at December 31, 2004 to 62.5% by October 31, 2005. As a result of our purchases of additional ownership interests in these two properties, both properties are now consolidated into our results as of December 31, 2005, whereas in 2004 they were accounted for under the equity method for the entire year. Our investment in unconsolidated joint ventures at December 31, 2004 consisted of our proportionate share of the following combined assets and liabilities of the Skillman and Central Properties.

December 31,
2004
Real estate, net	$17,736,802
Acquired lease intangibles, net	4,302,172
Cash and cash equivalents	272,549
Restricted cash	352,178
Accounts receivable, net	226,613
Receivables from affiliates	18,222
Prepaid expenses	12,953
Deferred financing fees, net	229,502
Total assets	$23,150,991

Note payable	$16,277,746
Accounts payable and accrued liabilities	563,440
Acquired below market lease intangibles, net	151,857
Tenant security deposits and prepaid rent	197,822
Total liabilities	17,190,865

Partners' capital	5,960,126

Total liabilities and partners' capital	$23,150,991

For the year ended December 31, 2005 and 2004, we recorded $801,497 and $414,052, respectively, of equity in losses from our investments in joint ventures. Our equity in losses from these joint ventures includes our 50.0% share of the loss from the Central Property through August 31, 2005 and our 56.25% share of the loss of the Central Property for September and October 2005. Our equity in losses from joint venture investments also includes our 85.71% share of the loss of the Skillman Property through May 23, 2005. These properties are consolidated into our results as of December 31, 2005. The following table represents the results of operations for our investments in joint ventures for the period of time in 2004 that they were accounted for using the equity method:

Year ended
December 31, 2004
Revenue:
Rental income	$1,014,673
Tenant reimbursement income	279,412
Total revenues	1,294,085

Operating costs and expenses:
General and operating expenses	267,479
Utilities	140,698
Property management fees, asset
management fees and accounting fees	112,801
Real estate taxes	240,838
Depreciation and amortization	724,833
Interest expense	416,425
Total operating costs and expenses	1,903,074

Net loss	$(608,989)

We incurred acquisition expenses totaling $492,247 and $173,153 in connection with the acquisition of the investments in the Skillman and Central Properties, respectively. These expenses were capitalized as part of our basis in these investments. During the years ended December 31, 2005 and 2004, we recorded amortization of $8,848 and $7,562, respectively, for the Skillman Property and $5,765 and $2,313, respectively, for the Central Property related to the excess of our carrying value of our investments in joint ventures over the underlying equity. This amortization is included in equity in earnings of joint ventures in the accompanying consolidated statement of operations for the years ended December 31, 2005 and 2004.

6.    Capitalized Costs

On November 8, 2004, we acquired a 70% interest in a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the “Mockingbird Commons Property”) through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations, and no operations are planned until the redevelopment process has been completed. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at December 31, 2005. For the year ended December 31, 2005, we had capitalized a total of $21,794,886 in costs associated with the development of the Mockingbird Commons Property. As of December 31, 2005, we had capitalized a total of $22,366,208 in costs associated with the Mockingbird Commons Property. Capitalized costs include interest, property taxes, insurance and construction costs. For the years ended December 31, 2005 and 2004, we had capitalized $1,521,348 and $159,228, respectively, in interest for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations, and no operations are planned by the Northwest Highway Partnership. Certain redevelopment costs associated with the Northwest Highway Property have been capitalized on our balance sheet at December 31, 2005. As of December 31, 2005, we had capitalized a total of $1,070,744 in costs associated with the development of the Northwest Highway Property. For the year ended December 31, 2005, we had capitalized $252,977 in interest for the Northwest Highway Property.

7.    Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2005, were as follows:

2006	$16,483,711
2007	11,796,288
2008	6,878,200
2009	4,561,382
2010	3,916,827

The above base payments are exclusive of any contingent rent amounts. Rental revenue in 2005, 2004 and 2003 did not include any amounts from contingent revenue.

As of December 31, 2005, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Citicorp North America, Inc., a global financial services company, leases 100% of the 250/290 Carpenter Property and accounted for rental revenue of approximately $4,250,000, or approximately 32% of our aggregate annual rental revenues for the year ended December 31, 2005. Telvista, Inc., an outsourcing solutions provider, leases 100% of the Coit Property and accounted for rental revenue of approximately $1,500,000, or approximately 11% of our aggregate annual rental revenues for the year ended December 31, 2005. CompUSA, Inc., a retailer of consumer electronics, leases 100% of both the Landmark I and Landmark II properties and accounted for rental revenue of approximately $2,800,000, or approximately 21% of our aggregate annual rental revenues for the year ended December 31, 2005.

8.    Mortgages Payable

The following table sets forth our contractual obligations on our consolidated properties as of December 31, 2005 and December 31, 2004:

	Balance		Interest	Maturity
Description	December 31, 2005	December 31, 2004	Rate	Date
Woodall Rodgers Facility A	$4,562,750	$4,300,000	Prime (1)	6/1/2007
Woodall Rodgers Facility B	-	1,700,000	Prime (1)	6/1/2007
Quorum Property Loan	4,972,242	4,908,269	Prime (1)	6/30/2007
Coit Property Loan	5,379,600	5,917,280	5.730%	10/4/2007
Skillman Property Loan (2)	10,552,288	-	7.340%	4/11/2011
Central Property Loan (3)	5,667,020	-	LIBOR + 2.5% (4)	8/17/2007
Mockingbird Commons Property Loan	-	14,409,531	6.000%	11/8/2006
Mockingbird Commons Texans Loan	9,353,426	-	Prime + 0.5% (1)	10/1/2007
Mockingbird Commons American Loan	9,951,846	-	LIBOR + 2.75% (4)	9/30/2007
Northwest Highway Loan	3,867,424	-	LIBOR + 2.0% (4)	4/20/2007
Landmark I Loan	10,449,588	-	LIBOR + 1.4% (4)	10/1/2010
Landmark I Loan	11,550,412	-	LIBOR + 1.4% (4)	10/1/2010
Melissa Land Loan	2,000,000	-	Prime + 0.5% (1)	9/29/2006
	$78,306,596	$31,235,080

(1)	Prime rate at December 31, 2005 was 7.25%.

(2)	Investment in unconsolidated joint venture at December 31, 2004. We purchased the remaining 14.29% interest in the property on May 23, 2005.

(3)
Investment in unconsolidated joint venture at December 31, 2004. We purchased an additional 6.25% in the property on August 31, 2005 and an additional 6.25% interest in the property on October 31, 2005.

(4)	Three month LIBOR rate was 4.5208% at December 31, 2005.

On April 4, 2005, we acquired the 250/290 Carpenter Property through our direct and indirect partnership interests in the 250/290 Carpenter Partnership. The 250/290 Carpenter Property was acquired by the 250/290 Carpenter Partnership entirely through the use of proceeds of the Offering. Behringer Harvard 250/290

Carpenter GP, LLC, our wholly-owned subsidiary, is the general partner and we are the limited partner of the 250/290 Carpenter Partnership. On September 1, 2005, we entered into the Revolver Agreement with the Revolver Lender. Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the Revolver. The Revolver is further evidenced by a promissory note from us to the Revolver Lender. The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver. As of December 31, 2005, no borrowings have been made and no letters of credit have been issued under the Revolver Agreement, and the full amount of the facility is available. The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on LIBOR, or a combination of each. The Revolver has a three-year term with the option to extend for one additional year. Monthly payments of interest are required. Prepayment of principal can be made in full at any time and in part from time to time. The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement. In addition, the 250/290 Carpenter Partnership has guaranteed payment of any borrowings made under the Revolver Agreement.

Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage. At December 31, 2005, we were in compliance with each of the debt covenants under our loan agreements. The named building is held as collateral for the associated loan and all loans are unconditionally guaranteed by us.

The following table summarizes our contractual obligations for principal payments on mortgages payable as of December 31, 2005:

Mortgages Payable	Amount
2006	$4,262,703
2007	41,905,109
2008	22,225,358
2009	241,901
2010	257,683
Thereafter	9,413,842
Total principal payments due	$78,306,596

9.    Commitments and Contingencies

In March 2005, the FASB issued FIN No. 47, specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143. We have identified conditional asset retirement obligations at a certain number of our properties that are mainly related to asbestos removal. Under FIN 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. We believe that as of December 31, 2005, we have incurred and paid all costs associated with these asset retirement obligations. We will recognize any additional costs incurred for these conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

10.    Leases

We currently have one operating lease, which is comprised of a ground lease on which the Woodall Rodgers Improved Property portion of the Woodall Rodgers Property is situated, with an initial 99-year term that expires September 30, 2097. The monthly payment for the ground lease is $29,279. Future minimum lease payments for the ground lease at December 31, 2005 are as follows:

Operating
Year ending December 31,	Lease
2006	$351,348
2007	351,348
2008	351,348
2009	351,348
2010	351,348
Thereafter	30,479,439
Total future minimum lease payments	$32,236,179

11.    General and Administrative Expenses

 General and administrative expenses for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Year ended December 31,
	2005	2004	2003
Auditing expense	$412,133	$169,559	$42,767
Transfer agent fees	172,750	86,131	25,918
Tax preparation fees	70,532	5,500	15,750
D&O insurance	46,968	47,973	15,795
Printing	48,771	9,283	-
Legal fees	31,900	38,325	-
Advisory board fees	14,000	12,000	9,000
Other	17,231	31,460	3,559
	$814,285	$400,231	$112,789

For the years ended December 31, 2005, 2004 and 2003, $7,210, $11,281 and $895, respectively, of general and administrative expenses incurred, was paid to Behringer Harvard Advisors II for organizational expenses.

12.   Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to January 21, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated on January 21, 2005. On June 1, 2005, we paid a special distribution in the amount of $1,095,623, as a result of the gain recognized on the sale of the Woodall Rodgers Development Property. The distribution was made to limited partners of record as of May 15, 2005. Distributions payable at December 31, 2005 were $277,823.

The following are the distributions declared during the years ended December 31, 2005 and 2004:

	Distributions
2005	Total	Cash	DRIP
Fourth Quarter	$825,256	$825,256	$-
Third Quarter	829,169	829,169	-
Second Quarter	1,917,689	1,917,689	-
First Quarter	747,577	747,577	-
	$4,319,691	$4,319,691	$-

	Distributions
2004	Total	Cash	DRIP
Fourth Quarter	$372,919	$145,014	$227,905
Third Quarter	201,686	84,427	117,259
Second Quarter	125,783	57,349	68,434
First Quarter	109,005	51,705	57,300
	$809,393	$338,495	$470,898

As of December 31, 2005, we have redeemed 93,377 units for $835,112 pursuant to our unit redemption program.

13.   Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation incurred by us during the years ended December 31, 2005 and 2004.

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
For the year ended December 31, 2005	incurred	costs	in joint ventures	expensed
Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	566,500	559,290	-	7,210

Behringer Advisors II, acquisition, advisory fees and expenses	4,104,896	-	4,104,896	-

HPT Management LP, property management and leasing fees	520,527	-	-	520,527

Behringer Advisors II, asset management fees	339,536	-	-	339,536
Total	$9,166,180	$4,194,011	$4,104,896	$867,273

			Total capitalized
		Total capitalized	to real estate
	Total	to offering	and investments	Total
For the year ended December 31, 2004	incurred	costs	in joint ventures	expensed
Behringer Securities commissions and dealer manager fees	$5,638,387	$5,638,387	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	1,588,832	1,577,551	-	11,281

Behringer Advisors II, acquisition, advisory fees and expenses	2,012,844	-	2,012,844	-

HPT Management LP, property management and leasing fees	115,655	-	-	115,655

Behringer Advisors II, asset management fees	72,869	-	-	72,869
Total	$9,428,587	$7,215,938	$2,012,844	$199,805

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan, which was terminated on January 21, 2005. Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees for the year ended December 31, 2005. For the year ended December 31, 2004, Behringer Securities earned $4,059,019 in selling commissions and $1,579,368 in dealer manager fees. For the year ended December 31, 2003, Behringer Securities earned $331,563 in selling commissions and $129,705 in dealer manager fees. The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the years ended December 31, 2005, 2004 and 2003.

Behringer Advisors II, a general partner of and advisor to us, or Behringer Advisors II’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2005, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf. As of December 31, 2005, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed. Of the $2,285,037 of organization and offering costs reimbursed by us as of December 31, 2005, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organizational costs. For the year ended December 31, 2005, we reimbursed $566,500 of organization and offering expenses, of which $559,290 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organizational costs. For the year ended December 31, 2004, we had reimbursed $1,588,832 of organization and offering expenses, of which $1,577,551 was recorded as a reduction in Partners’ capital and $11,281 was expensed as organizational costs. For the year ended December 31, 2003, we reimbursed $129,705 of organization and offering expenses, of which $128,810 was recorded as a reduction in Partners’ capital and $895 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs then in offering, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the year ended December 31, 2005, Behringer Advisors II earned $3,518,482 of acquisition and advisory fees and was reimbursed $586,414 for acquisition-related expenses. During the year ended December 31, 2004, Behringer Advisors II earned $1,725,295 of acquisition and advisory fees and was reimbursed $287,549 for acquisition-related expenses. No acquisition and advisory fees or reimbursement of acquisition-related expenses were earned during the year ended December 31, 2003.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2005 and 2004, we incurred property management fees payable to HPT Management of $520,527 and $115,655, respectively. We did not incur property management fees during the year ended December 31, 2003.

We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2005 and 2004, we incurred asset management fees of $339,536 and $72,869, respectively. We did not incur asset management fees during the year ended December 31, 2003.

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

The mortgages payable totaling approximately $78,300,000 as of December 31, 2005 have a fair value of approximately $77,000,000 based upon interest rates for mortgages with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimate presented herein is based on information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

15.   Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2005, 2004 and 2003 is recalculated as follows:

	Year ended December 31,
	2005	2004	2003

Net loss for financial statement purposes	$(1,121,731)	$(1,315,086)	$(109,181)

Adjustments:
Organization and start up costs	(33,953)	25,854	112,789
Bad debt expense	77,602	14,911	-
Straight line rent	(361,526)	(117,177)	-
Prepaid rent	(31,006)	105,072	-
Other	(83,801)	(168,596)	-
Depreciation	(316,650)	523,759
Amortization	7,376,948	688,213	-

Net income (loss) for income tax purposes (unaudited)	$5,505,883	$(243,050)	$3,608

16.   Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2005 and 2004.

	2005 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$1,148,328	$2,920,718	$4,564,155	$4,845,229
Net income (loss)	$(247,038)	$537,712	$(267,284)	$(1,145,121)
Weighted average number of
limited partnership units outstanding	10,106,553	10,990,082	10,987,254	10,913,553
Basic and diluted net income (loss) per limited partnership unit	$(0.02)	$0.05	$(0.02)	$(0.10)

	2004 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$204,733	$379,327	$748,566	$1,283,425
Net loss	$(111,956)	$(224,663)	$(478,568)	$(499,899)
Weighted average number of
limited partnership units outstanding	1,075,130	1,677,826	2,660,469	4,894,646
Basic and diluted net loss per limited partnership unit	$(0.10)	$(0.13)	$(0.18)	$(0.10)

17.    Revisions to Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Certain financial information for previous fiscal years has been revised to conform to the current year presentation. We revised the presentation of our Consolidated Statements of Operations to remove the operating loss subtotals and the other income caption and related subtotals. These revisions to the historical presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations as originally filed.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:

We have audited the consolidated financial statements of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2005 and for the year then ended, and have issued our report thereon dated March 30, 2006; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Partnership listed in Item 15(a)2. The financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion, based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Dallas, Texas
March 30, 2006

Behringer Harvard Short-Term Opportunity Fund I LP
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2005

			Initial cost		Cost capitalized	Gross amount
					subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances	Land	Buildings	to acquisition	close of period	depreciation	construction	acquired	life

Woodall Rodgers (2)	Dallas	$4,562,750	$-	$6,312,480	$371,380	$6,683,860	$538,849	1984	2/11/2004	(1)
Quorum Property	Dallas	4,972,242	2,196,698	6,660,281	351,289	9,208,268	460,138	1981	7/2/2004	(1)
Skillman Property	Dallas	10,552,288	3,369,349	7,668,825	640,350	11,678,524	478,872	1986	7/23/2004	(1)
Central Property	Dallas	5,667,020	596,713	6,593,242	333,662	7,523,617	345,451	1986	8/17/2004	(1)
Coit Property	Dallas	5,379,600	3,500,000	2,955,472	13,000	6,468,472	138,179	1986	10/4/2004	(1)
Mockingbird Commons	Dallas	19,305,272	-	-	40,365,627	40,365,627	-	-	11/8/2004
Northwest Highway Property	Dallas	3,867,424	-	-	5,782,740	5,782,740	-	-	3/3/2005
250/290 Carpenter Property	Dallas	-	6,700,000	16,990,781	29,244	23,720,025	510,582	1976	4/4/2005	(1)
Landmark I	Dallas	10,449,588	3,184,796	10,602,238	30,140	13,817,174	177,186	1998	7/6/2005	(1)
Landmark II	Dallas	11,550,412	3,687,173	10,383,156	30,140	14,100,469	173,613	1998	7/6/2005	(1)
Melissa Land	Dallas	2,000,000	2,806,415	-	61,299	2,867,714	-	-	10/5/2005
Totals		$78,306,596	$26,041,144	$68,166,475	$48,008,871	$142,216,490	$2,822,870

(1) Buildings are 25 years
(2) Woodall Rodgers land sold in 2005.

Balance at beginning of period	$43,499,411
Additions during period:
Acquistions	101,630,530

Deductions during period:
Cost of real estate sold	2,913,451

Balance at close of period	$142,216,490

Index to Exhibits

Exhibit Number   Description

1.1
Form of Dealer Manager Distribution Agreement between Registrant and Behringer Securities LP (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11, 2003)

3.1
Amended and Restated Agreement of Limited Partnership of Registrant dated September 15, 2003, as amended by the First Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant dated March 29, 2006

3.2
Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to Supplement No. 1 to the Prospectus dated June 3, 2003)
5.1
Opinion of Fulbright & Jaworski L.L.P. as to legality of securities (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on December 23, 2002)

8.1
Opinion of Morris, Manning & Martin, LLP as to tax matters (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11, 2003)

10.1
Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 30, 2004)

10.2
Escrow Agreement between Registrant and Wells Fargo Bank Iowa, N.A. (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11, 2003)

10.3	Distribution Reinvestment Plan (included as Exhibit D to prospectus, as supplemented)
10.4
Agreement of Limited Partnership of Behringer Harvard Woodall Rodgers LP (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.5
Assignment of Purchase and Sale Agreements by PRG Realty Partners, Ltd. and Behringer Harvard Woodall Rodgers LP regarding the Woodall Rodgers Property (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.6
Purchase and Sale Agreement by and between Oly Uptown General Partnership and PRG Realty Partners, Ltd., with respect to 1909 Woodall Rodgers Freeway (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.7
First Amendment to Purchase and Sale Agreement by and between Oly Uptown General Partnership and PRG Realty Partners, Ltd., with respect to 1909 Woodall Rodgers Freeway (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.8
Purchase and Sale Agreement by and between Oly McKinney, L.P. and PRG Realty Partners, Ltd., with respect to the Oly McKinney Vacant Land (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.9
First Amendment to Purchase and Sale Agreement by and between Oly McKinney, L.P. and PRG Realty Partners, Ltd., with respect to the Oly McKinney Vacant Land (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.10
Deed of Trust by Behringer Harvard Woodall Rodgers LP regarding the Woodall Rodgers Property (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.11
Promissory Note made by Behringer Harvard Woodall Rodgers LP payable to Benchmark Bank regarding the Woodall Rodgers Property (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on May 11, 2004)

10.12
Purchase and Sale Contract between Crescent Real Estate Funding VII, L.P. and Harvard Property Trust, LLC with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.13
First Amendment to Purchase and Sale Contract by and between Crescent Real Estate Funding VII, L.P. and Harvard Property Trust, LLC with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.14
Assignment, Assumption and Amendment of Purchase and Sale Contract by and between Harvard Property Trust, LLC and Behringer Harvard Quorum I LP with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.15
Loan Agreement by and between First American Bank, SSB and Behringer Harvard Quorum I LP with respect to the Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.16
Deed of Trust with respect to Quorum Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.17
Agreement of Limited Partnership of Behringer Harvard Plaza Skillman LP (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.18
Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.19
First Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.20
Second Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.21
Third Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.22
Fourth Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.23
Fifth Amendment to Purchase and Sale Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.24
Assignment of Purchase and Sale Agreement by Audelia Plaza, Ltd. and Behringer Harvard Plaza Skillman LP with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.25
Loan Assumption and Substitution Agreement with respect to the Skillman Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.26
Agreement of Limited Partnership of Behringer Harvard 4245 Central LP (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.27
Contract of Sale by and among Vortisch Holdings, L.P., Cantex Realties, Inc. and Realty America Group I, LP with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.28
First Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.29
Second Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.30
Third Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.31
Fourth Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.32
Fifth Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.33
Sixth Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.34
Seventh Amendment to Contract of Sale with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.35
Assignment of Purchase and Sale Agreement by Realty America Group (4245 Central), LP and Behringer Harvard 4245 Central LP with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.36
Loan Agreement between Behringer Harvard 4245 Central LP and Bank of America, N.A. with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.37
Deed of Trust with respect to the Central Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.38
Contract of Purchase and Sale by and between Behringer Harvard Woodall Rodgers LP and Texas Land & Realty, LLC with respect to the Woodall Rodgers Property (previously filed and incorporated by reference to Form 8-K filed on September 9, 2004)

10.39
Agreement of Sale and Purchase between 98 CUSA Plan, L.P. and Realty America (1221 Coit Road), LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.40
Reinstatement and First Amendment to Agreement of Sale and Purchase between 98 CUSA Plano, L.P. and Realty America Group (1221 Coit Road), LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.41
Assignment of Agreement of Sale and Purchase by Realty America Group (1221 Coit Road), LP and Behringer Harvard 1221 Coit LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.42
Second Amendment to Agreement of Sale and Purchase between 98 CUSA Plano, L.P. and Behringer Harvard 1221 Coit LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.43
Agreement of Limited Partnership among Behringer Harvard 1221 Coit GP, LLC, Behringer Harvard Short-Term Opportunity Fund I LP and Realty America Group (1221 Coit Road), LP regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

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

10.47	Repayment Guaranty made by Registrant in favor of Washington Mutual Bank, FA regarding the Coit Property (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)
10.48
Contract of Purchase and Sale by and between Maharishi Global Development Fund and Realty America Group, L.P. regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.49
Agreement of Limited Partnership of Behringer Harvard Mockingbird Commons GP, LLC, Behringer Harvard Mockingbird Commons Investors LP and Realty America Group regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.50
Loan Agreement made between Texans Commercial Capital, LLC and Behringer Harvard Mockingbird Commons LP regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.51
Guaranty Agreement made by Registrant to Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.52
Deed of Trust, Security Agreement and Financing Statement by Behringer Harvard Mockingbird Commons LP, as grantor, to Gerald W. Gurney and/or John C. O’Shea as Trustee for the benefit of Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.53
Purchase and Sale Agreement by and between YCP Lakeway, L.P., YCP Lakeway Operator, Inc. and Harvard Property Trust, LLC dated November 24, 2004 as assigned by Harvard Property Trust, LLC to Registrant on November 24, 2004 regarding the Lakeway Inn Conference Resort (previously filed and incorporated by reference to Form 8-K filed on December 1, 2004)

10.54
Assignment of Purchase and Sale Agreement and Escrow Instructions by Registrant to Behringer Harvard Lakeway LP on February 22, 2005 regarding the Lakeway Inn Conference Resort (previously filed and incorporated by reference to Form 8-K filed on February 28, 2005)

10.55
Agreement of Limited Partnership of Behringer Harvard Northwest Highway LP by and among Behringer Harvard Northwest Highway GP, LLC, Registrant, J.L. Armstrong Trust and Paul and Wilma Nothern Family Trust regarding Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on March 7, 2005)

10.56
Assignment of Contract of Sale by and between MHC HomeAmerica, Inc. and Behringer Harvard Northwest Highway LP regarding Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on March 7, 2005)

10.57
Development Management Agreement by and between Behringer Harvard Northwest Highway LP and MHC HomeAmerica, Inc. regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on March 7, 2005)

10.58
Promissory Note between the Frost National Bank and Behringer Northwest Highway LP regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on April 26, 2005)

10.59	Guaranty Agreement between The Frost National Bank and Registrant regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on April 26, 2005)
10.60
Assignment of Engineer Contract, Plans and Specifications and Consent to Assignment between The Frost National Bank and Behringer Harvard Northwest Highway LP regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed April 26, 2005)

10.61
Deed of Trust, Security Agreement - Financing Statement between Behringer Harvard Northwest Highway LP and Jimmy R. Locke regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed April 26, 2005)

10.62
Construction Loan Agreement between The Frost National Bank and Behringer Harvard Northwest Highway LP regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed April 26, 2005)

10.63
Indemnification Agreement between Registrant, Robert M. Behringer and William L. Hutchison regarding the Plaza Skillman Property (previously filed and incorporated by reference to Form 8-K filed May 27, 2005)

10.64
Assignment of Partnership Interests between Audelia Plaza, Ltd., Dunhill Partners, Inc. and Registrant regarding the Plaza Skillman Property (previously filed and incorporated by reference to Form 8-K filed May 27, 2005)

10.65
Assignment of Sale, Purchase and Escrow Agreement by Harvard Property Trust, LLC to Registrant effective June 7, 2005 regarding the Landmark I & II Properties (previously filed and incorporated by reference to Form 8-K filed June 13, 2005)

10.66
Sale, Purchase and Escrow Agreement between Tower Fund Landmark Limited Partnership and Metropolitan Life Insurance Company and Harvard Property Trust, LLC and Stewart Title Guaranty Company regarding the Landmark I & II Properties (previously filed and incorporated by reference to Form 8-K filed June 13, 2005)

10.67	Guaranty Agreement made between Behringer Harvard 250/290 Carpenter LP in favor of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)
10.68
Deed of Trust, Assignment of Rents and Leases, Security Agreement Fixture Filing and Financing Statement by Behringer Harvard 250/290 Carpenter LP, as grantor, to PRLP, Inc. as trustee for the benefit of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.69	Promissory Note made between Registrant and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)
10.70	Credit Agreement between Bank of America, N.A. and Registrant and Behringer Harvard 250/290 Carpenter LP (previously filed and incorporated by reference to Form 8-K Filed September 8, 2005)
10.71	Letter regarding Change in Certifying Accountant (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)
10.72	Limited Guaranty made by Registrant in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)
10.73
Deed of Trust and Security Agreement by Behringer Harvard Landmark LP, as grantor, to Alfred G. Kyle, as trustee, for the benefit of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.74
Assignment and Subordination of Management Agreement by Behringer Harvard Landmark, LP in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.75
Assignment of Rents and Leases by Behringer Harvard Landmark LP in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.76
Promissory Note made between Behringer Harvard Landmark LP and State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.77	Assignment of Partnership Interests between HSAD Partners and Registrant regarding the Central Property (previously filed and incorporated by reference to Form 8-K filed September 27, 2005)
10.78	Letter to Unitholders dated October 7, 2005 (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)
10.79
Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard Mockingbird Commons LP, as grantor, to John H. Davidson, as trustee, for the benefit of American National Bank of Texas regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.80
Guaranty Agreement made between Registrant and American National Bank of Texas regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.81
Amended and Restated Promissory Note made between Behringer Harvard Mockingbird Commons LP and American National Bank of Texas regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.82
Loan Agreement between American National Bank of Texas and Behringer Harvard Mockingbird Commons LP regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.83
Construction Loan Agreement between Behringer Harvard Mockingbird Commons LP and Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.84
Deed of Trust, Security Agreement and Assignment of Rents, Leases, Incomes and Agreements by BHDGI, Ltd., as grantor, to Robert Wightman, as trustee, for the benefit of Dallas City Bank regarding the Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.85	Guaranty Agreement made between Registrant and Dallas City Bank regarding the Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)
10.86	Promissory Note made between BHDGI, Ltd. and Dallas City Bank regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.87	Loan Agreement by and between Dallas City Bank and BHDGI, Ltd. and Registrant regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)
10.88
Agreement of Limited Partnership of BHDGI, Ltd., by and among Graybird Developers, LLC, Registrant and David L. Gray regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.89	Assignment of Partnership Interests between BGO Investments and Registrant regarding the Central Property (previously filed and incorporated by reference to Form 8-K filed November 4, 2005)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officers