Form 10-Q
period 2006-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2006-05-15
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

FORM 10-Q

Quarter Ended March 31, 2006

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Real estate
Land	$24,138,351	$26,041,144
Buildings, net	68,260,913	67,142,810
Real estate under development	56,563,718	46,209,666
Total real estate	148,962,982	139,393,620

Cash and cash equivalents	16,172,251	15,769,969
Restricted cash	3,107,342	3,464,504
Accounts receivable, net	1,200,247	1,962,806
Receivables from affiliates	10,000	10,000
Prepaid expenses and other assets	467,134	156,166
Lease intangibles, net	15,185,865	17,229,387
Deferred financing fees, net	2,248,517	2,590,452
Total assets	$187,354,338	$180,576,904

Liabilities and partners’ capital

Liabilities
Notes payable	$86,942,706	$78,306,596
Accounts payable	3,189,959	2,964,374
Payables to affiliates	105,152	324,828
Acquired below-market lease intangibles, net	274,365	311,207
Distributions payable	277,578	277,823
Accrued liabilities	2,543,319	2,537,544
Total liabilities	93,333,079	84,722,372

Commitments and contingencies

Minority interest	7,156,809	7,127,377

Partners' capital
Limited partners - 11,000,000 units authorized; 10,894,223 units and 10,903,812 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively	86,863,984	88,726,684
General partners	466	471
Total partners' capital	86,864,450	88,727,155
Total liabilities and partners' capital	$187,354,338	$180,576,904

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Rental revenue	$4,921,893	$1,148,328

Expenses
Property operating expenses	935,136	272,715
Ground rent	87,837	87,837
Real estate taxes	810,078	122,499
Property and asset management fees	365,370	44,162
General and administrative	209,050	194,128
Interest expense, net	851,823	173,373
Depreciation and amortization	2,748,737	562,291
Total expenses	6,008,031	1,457,005

Interest income	67,424	311,978
Equity in losses of investments in
unconsolidated joint ventures	-	(252,268)
Minority interest	49,213	1,929
Net loss	$(969,501)	$(247,038)

Allocation of net loss
Net loss allocated to general partners	$(5)	$(1)

Net loss allocated to limited partners	$(969,496)	$(247,037)

Weighted average number of limited partnership units outstanding	10,900,403	10,106,553

Basic and diluted net loss per limited partnership unit	$(0.09)	$(0.02)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners' Capital

(Unaudited)

	General Partners		Limited Partners
		Accumulated	Number of	Contributions	Accumulated
	Contributions	Losses	Units	and Redemptions	Losses	Total
Balance as of January 1, 2005	$500	$(23)	6,939,778	$60,283,437	$(1,424,244)	$58,859,670

Issuance of units of limited
partnership interest, net			4,044,917	36,029,380		36,029,380

Redemptions of limited partnership units			(90,877)	(812,612)		(812,612)

Distributions on limited partnership units				(4,319,691)		(4,319,691)

Units issued pursuant to Distribution Reinvestment Plan, net			9,994	92,139		92,139

Net loss		(6)			(1,121,725)	(1,121,731)

Balance as of December 31, 2005	500	(29)	10,903,812	91,272,653	(2,545,969)	88,727,155

Redemptions of limited partnership units			(9,589)	(86,858)		(86,858)

Distributions on limited partnership units				(806,346)		(806,346)

Net loss		(5)			(969,496)	(969,501)

Balance as of March 31, 2006	$500	$(34)	10,894,223	$90,379,449	$(3,515,465)	$86,864,450

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities
Net loss	$(969,501)	$(247,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(49,213)	(1,929)
Equity in losses of investments in unconsolidated joint ventures	-	252,268
Depreciation and amortization	3,229,156	708,342
Change in accounts receivable	762,559	111,009
Change in prepaid expenses and other assets	(310,968)	51,815
Addition of lease intangibles	(365,586)	(43,376)
Change in accounts payable	225,586	(1,140,006)
Change in accrued liabilities	(63,386)	473,210
Cash provided by operating activities	2,458,647	164,295

Cash flows from investing activities
Purchases of real estate	-	(21,000)
Purchases of properties under development	-	(4,682,550)
Capital expenditures for properties under development	(9,935,479)	(1,219,357)
Purchases of investments in unconsolidated joint ventures	-	(118,849)
Purchases of property and equipment	(79,677)	(14,330)
Escrow deposits on real estate to be acquired	-	(1,250,000)
Change in restricted cash	357,161	(130,740)
Cash used in investing activities	(9,657,995)	(7,436,826)

Cash flows from financing activities
Proceeds from notes payable	8,827,646	1,238,597
Payments on notes payable	(191,536)	(165,440)
Proceeds from sale of limited partnership units	-	40,206,197
Redemptions	(86,858)	-
Offering costs	-	(3,834,249)
Distributions	(806,591)	(527,856)
Distributions to minority interest holders	(3,855)	(9,482)
Contributions from minority interest holders	82,500	-
Change in limited partners’ subscriptions	-	(4,730,040)
Change in subscription proceeds	-	4,670,484
Change in receivables from or payables to affiliates	(219,676)	364,636
Cash provided by financing activities	7,601,630	37,212,847

Net change in cash and cash equivalents	402,282	29,940,316
Cash and cash equivalents at beginning of period	15,769,969	36,503,558
Cash and cash equivalents at end of period	$16,172,251	$66,443,874

Supplemental disclosure:
Interest paid	$1,294,153	$383,190

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$183,193	$1,122,122
Property and equipment additions in accrued liabilities	$(50,764)	$213,631
Additions of lease intangibles in accrued liabilities	$(63,267)	$37,995

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$-	$99,683

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”), terminated on February 19, 2005, and is described below. The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005. We are using proceeds from the Offering, after deducting offering expenses, primarily to acquire income-producing properties.

We are opportunistic in our acquisition of properties. Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover. Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues. Many of the markets where we acquire properties have low barriers to entry. However, we are not limited to such type of investments. We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if the General Partners determine that it would be advantageous to do so. Investments may also include commercial properties that are not preleased to tenants or in other types of commercial properties, such as hotels or motels. However, we will not actively engage in the business of operating hotels, motels or similar properties.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles and specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit. On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP. The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460. As of March 31, 2006, we have redeemed 102,965 of the units issued pursuant to the Offering for $921,970.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed. As of March 31, 2006, we estimate the per unit valuation to be $9.90, due to a $0.10 per unit special distribution, made in 2005, of a portion of the net proceeds from the sale of a property. After the first three full fiscal years following the termination of the Offering, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act. Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of May 11, 2006, we had 10,894,223 limited partnership units outstanding.

3.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet and consolidated statement of partners' capital as of March 31, 2006 and consolidated statements of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of March 31, 2006 and December 31, 2005 and the results of our operations and cash flows for the periods ended March 31, 2006 and 2005.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. We had recorded accumulated depreciation associated with our tangible assets of $3,636,472 at March 31, 2006.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. The estimated useful lives of our lease intangibles as of March 31, 2006 range from 1.5 years to 3.5 years.

Accumulated amortization associated with our lease intangibles was $11,051,422 at March 31, 2006.

Anticipated amortization associated with lease intangibles for the period from April 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Lease
Intangibles
April 1, 2006 - December 31, 2006	$6,115,060
2007	4,288,414
2008	1,450,624
2009	575,349
2010	575,349

As of March 31, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

				Acquired	Acquired
	Buildings and	Deferred	In-Place	Above-Market	Below-Market
	Improvements	Leasing Intangibles	Leases	Leases	Leases
Cost	$71,897,385	$813,045	$21,139,141	$4,588,912	$(578,176)
Less: depreciation and amortization	(3,636,472)	(74,842)	(9,335,071)	(1,945,320)	303,811
Net	$68,260,913	$738,203	$11,804,070	$2,643,592	$(274,365)

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the three months ended March 31, 2006 and 2005.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes monies held in escrow for insurance, taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements. We recorded an allowance for doubtful accounts associated with accounts receivable of $117,984 and $109,269 at March 31, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of our consolidated properties.

Investments in Unconsolidated Joint Ventures

We accounted for certain investments in joint ventures using the equity method of accounting because we exercised significant influence over, but did not control, these entities. These investments were initially

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

recorded at cost and were adjusted for our share of equity in earnings and distributions. We reported our share of income and losses based on our ownership interests in the entities. As of December 31, 2005 and March 31, 2006, we had no investments accounted for under the equity method.

In connection with the acquisition of investments in joint ventures, we incurred certain acquisition and advisory fees that were paid to an affiliate. These fees were capitalized as part of our basis in the investments in joint ventures. We amortized any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying tangible real estate assets, which represented the assets to which the excess was most clearly related.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization associated with deferred financing fees was $1,340,165 and $998,230 at March 31, 2006 and December 31, 2005, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Some leases may contain provisions for the tenant’s payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met. We had no contingent rent for the three months ended March 31, 2006 and 2005. The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2006 and 2005 was $55,061 and $101,234, respectively. As discussed above, our rental revenue also includes amortization of above and below market leases.

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

Concentration of Credit Risk

At March 31, 2006, we had cash and cash equivalents and restricted cash on deposit in four financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. All of our consolidated revenues are from our wholly-owned real estate properties. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

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

5.             Real Estate

At March 31, 2006, we wholly-owned six properties and owned interests in five properties through investments in partnerships and joint ventures. All five investments in partnerships and joint ventures were consolidated as of March 31, 2006.

As of March 31, 2006, we wholly-owned the following properties:

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

		Approx. Rentable
		Square Footage
Property Name	Location	(unaudited)	Description
Woodall Rodgers Property	Dallas, Texas	74,090	5-story office building
Quorum Property	Dallas, Texas	133,799	7-story office building
Skillman Property	Dallas, Texas	98,764	shopping/service center
250/290 Carpenter Property	Irving, Texas	539,000	three-building office complex
Landmark I	Dallas, Texas	122,273	2-story office building
Landmark II	Dallas, Texas	135,154	2-story office building

As of March 31, 2006, through separate limited partnerships or joint venture agreements, we owned interests in the following properties:

		Approx. Rentable
		Square Footage		Ownership
Property Name	Location	(unaudited)	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	62.50%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Property	Dallas, Texas	land	development property	80.00%
Melissa Land	Melissa, Texas	land	development property	60.00%

6.             Investments in Unconsolidated Joint Ventures

At March 31, 2006, we did not have investments in unconsolidated joint ventures. As of March 31, 2005, we accounted for two properties as joint ventures. During 2005, we acquired additional ownership interests in the Skillman and Central Properties. Our ownership in the Skillman Property increased from 85.71% at March 31, 2005 to 100% on May 23, 2005. Our ownership interest in the Central Property increased from 50% at March 31, 2005 to 62.5% by October 31, 2005. As a result of our purchases of additional ownership interests in these two properties, both properties are now consolidated into our results for the three months ended March 31, 2006, whereas for the three months ended March 31, 2005, they were accounted for under the equity method.

7.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in a nine-story hotel located on approximately 5.4 acres of land in Dallas, Texas (the “Mockingbird Commons Property”) through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”). The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The Mockingbird Commons Property currently has no significant operations, and no operations are planned until the redevelopment process has been completed. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at March 31, 2006. For the three months ended March 31, 2006, we capitalized a total of $10,000,186 in costs associated with the development of the Mockingbird Commons Property. Capitalized costs include interest, property taxes, insurance  and construction costs. For the three months ended March 31, 2006, we capitalized $774,103 in interest and deferred financing costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in 4.97 acres of land in Dallas, Texas (the “Northwest Highway Property”). The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations, and no operations are planned. Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at March 31, 2006. For the three months ended March 31, 2006, we capitalized a total of $354,400 in costs associated with the development of the Northwest Highway Property. During the three months ended March 31, 2006, we capitalized $102,196 in interest costs for the Northwest Highway Property.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

8.             Notes Payable

At March 31, 2006, we had notes payable of $86,942,706. The following table sets forth our consolidated notes payable as of March 31, 2006 and December 31, 2005:

	Balance		Interest	Maturity
Description	March 31, 2006	December 31, 2005	Rate	Date
Woodall Rodgers Facility A	$4,546,422	$4,562,750	Prime(1)	6/1/2007
Quorum Property Loan	4,972,242	4,972,242	Prime(1)	6/30/2007
Coit Property Loan	5,255,520	5,379,600	5.730%	10/4/2007
Skillman Property Loan	10,501,159	10,552,288	7.340%	4/11/2011
Central Property Loan	5,787,463	5,667,020	LIBOR + 2.5%(2)	8/17/2007
Mockingbird Commons Texans Loan	13,318,889	9,353,426	Prime + 0.5%(1)	10/1/2007
Mockingbird Commons American Loan	14,330,251	9,951,846	LIBOR + 2.75%(2)	9/30/2007
Northwest Highway Loan	4,230,760	3,867,424	LIBOR + 2.0%(2)	4/20/2007
Landmark I Loan	10,449,588	10,449,588	LIBOR + 1.4%(2)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	LIBOR + 1.4%(2)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5%(1)	9/29/2006
	$86,942,706	$78,306,596

(1)          Prime rate at March 31, 2006 was 7.75%.

(2)          Three month London Interbank Offer Rate (“LIBOR”) was 4.9898% at March 31, 2006.

Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage. At March 31, 2006, we were in compliance with each of the debt covenants under our loan agreements. Named buildings are held as collateral for the associated loans and all loans are unconditionally guaranteed by us.

9.             Commitments and Contingencies

In March 2005, Financial Accounting Standards Board (“FASB”) issued FIN No. 47, specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143. We have identified conditional asset retirement obligations at a certain number of our properties that are mainly related to asbestos removal. Under FIN No. 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. We believe that as of March 31, 2006, we have incurred and paid all costs associated with these asset retirement obligations. We will recognize any additional costs incurred for these conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

10.          Leases

We currently have one operating lease, which is comprised of a ground lease on which the Woodall Rodgers Property is situated, with an initial 99-year term that expires September 30, 2097. The monthly payment for the ground lease is $29,279. Future minimum lease payments for the ground lease for the period from April 1 though December 31, 2006 and for each of the following four years ended December 31 are as follows:

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Operating
Lease
April 1, 2006 - December 31, 2006	$263,511
2007	351,348
2008	351,348
2009	351,348
2010	351,348
Thereafter	30,479,439
Total future minimum lease payments	$32,148,342

11.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to January 21, 2005, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated on January 21, 2005. However, investors may elect to participate in the distribution reinvestment plan of Behringer Harvard Opportunity REIT I, Inc. Distributions payable at March 31, 2006 were $277,578. The following are the distributions declared during the three months ended March 31, 2006:

	Distributions
2006	Total	Cash	DRIP
First Quarter	$806,346	$806,346	$-

12.          Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation incurred by us during the three months ended March 31, 2006 and 2005.

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the period ended March 31, 2006	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$-	$-	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	-	-	-	-

Behringer Advisors II, acquisition, advisory fees and expenses	-	-	-	-

HPT Management, property management and leasing fees	206,927	-	-	206,927

Behringer Advisors II, asset management fees	218,123	-	59,680	158,443
Total	$425,050	$-	$59,680	$365,370

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the period ended March 31, 2005	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$-	$-

Behringer Advisors II, reimbursement of organization and offering expenses	206,685	199,475	-	7,210

Behringer Advisors II, acquisition, advisory fees and expenses	127,176	-	127,176	-

HPT Management, property management and leasing fees	16,745	-	-	16,745

Behringer Advisors II, asset management fees	56,833	-	29,416	27,417

Total	$4,042,160	$3,834,196	$156,592	$51,372

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005. Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees and due diligence expense reimbursement. Behringer Securities did not earn selling commissions and dealer manager fees for the three months ended March 31, 2006 as a result of the termination of the Offering on February 19, 2005. For the three months ended March 31, 2005, Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees. The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the period ended March 31, 2005.

Behringer Advisors II, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of March 31, 2006, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf. As of March 31, 2006, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed. Of the $2,285,037 of organization and offering costs reimbursed by us as of March 31, 2006, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organizational costs. For the three months ended March 31, 2006, no additional organization or offering expenses were incurred or reimbursed. For the three months ended March 31, 2005, we had reimbursed $206,685 of organization and offering expenses, of which $199,475 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organizational costs. Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the three months ended March 31, 2006, Behringer Advisors II did not earn any acquisition and advisory fees. During the three months ended March 31, 2005, Behringer Advisors II earned $109,008 of acquisition and advisory fees and was reimbursed $18,168 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the three months ended March 31, 2006 and 2005, we incurred property management fees payable to HPT Management of $206,927 and $16,745, respectively.

We pay Behringer Advisors II or its affiliates an annual advisor asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the three months ended March 31, 2006 and 2005, we incurred asset management fees of $218,123 and $56,833, respectively.

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

We are dependent on Behringer Advisors II and HPT Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

13.          Recently Issued Accounting Pronouncements

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3, on January 1, 2006. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on our financial condition, results of operations, or liquidity.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” that will become effective beginning the third quarter of 2006. FSP FIN No. 46R-6 clarifies that the variability to be considered in applying Interpretation 46R shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,”  “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on FIN No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures” as amended by EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to changes until our information is finalized, which is no later than 12 months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate owned by us through an investment in limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the three months ended March 31, 2006 and 2005.

Overview

At March 31, 2006, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures. All five investments in partnerships and joint ventures are consolidated at March 31, 2006. At March 31, 2005, we had two wholly-owned properties and interests in five properties through investments in partnerships and joint ventures. Three investments in partnerships and joint ventures were consolidated and two were accounted for under the equity method at March 31, 2005. Consequently, our results of operations for the three months ended March 31, 2006 are significantly different from the results for the three months ended March 31, 2005. We expect to acquire one additional development property in the near future.

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005

Revenue. Rental revenue for the three months ended March 31, 2006 was $4,921,893 and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our six wholly-owned properties and our five other investments. During the three months ended March 31, 2005, rental revenue was $1,148,328 and was comprised of revenue from our two wholly-owned properties and the three investments in partnerships that we consolidated.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2006 and 2005 were $935,136 and $272,715, respectively. Property operating expenses for the three months ended March 31, 2006 were comprised of expenses related to the daily operations from our wholly-owned properties and our investments in partnerships. Property operating expenses for the three months ended March 31, 2005 were comprised of operating expenses from two wholly-owned properties and the three investments in partnerships that we consolidated.

Ground Rent Expense. Ground rent expense for the three months ended March 31, 2006 and 2005 was $87,837. The ground rent expense represents the operating lease on the developed land included in the Woodall Rodgers Property. The ground lease for the developed land is scheduled to terminate in September 2097.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2006 were $810,078 and were comprised of real estate taxes associated with our wholly-owned properties and our investments in partnerships. Real estate taxes in the amount of $122,499 for the three months ended March 31, 2005 were composed of property taxes from our two wholly-owned properties and the three investments in partnerships that we consolidated.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2006 were $365,370 and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships. Property and asset management fees of $44,162 for the three months ended March 31, 2005 were composed of property taxes from our two wholly-owned properties and the three investments in partnerships that we consolidated.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $209,050 and $194,128, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Management expects future general and administrative expenses to remain relatively constant.

Interest Expense. Interest expense for the three months ended March 31, 2006 was $851,823 and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our wholly-owned properties and our investments in partnerships. Interest expense for the three months ended March 31, 2005 was $173,373 and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with our two wholly-owned properties and the three investments in partnerships that we consolidated. Management expects interest expense to increase if we continue to use borrowings in the acquisition and development of our properties. Interest will continue to be capitalized until development of the Mockingbird Commons Property and the Northwest Highway Land is complete. We currently have no plans to operate these properties when development is complete. For the three months ended March 31, 2006, we capitalized interest costs of $774,103 for the Mockingbird Commons Property and $102,196 for the Northwest Highway Property. For the three months ended March 31, 2005, we capitalized interest costs of $357,322 for the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2006 was $2,748,737 and includes depreciation and amortization of buildings and real estate intangibles associated with our wholly-owned properties and our investments in partnerships. For the three months ended March 31, 2005, depreciation and amortization expense associated with our two wholly-owned properties and the three investments in partnerships that we consolidated was $562,291.

Interest Income. Interest income for the three months ended March 31, 2006 was $67,424 and was comprised primarily of interest income associated with funds on deposit with banks. Interest income for the three months ended March 31, 2005, was $311,978. As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income. The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of properties and the termination of the Offering on February 19, 2005.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the three months ended March 31, 2005 was $252,268 and was comprised of our share of equity in the losses of the Central and the Skillman Properties. As discussed in Note 6 – “Investment in Unconsolidated Joint Ventures,” we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property has been consolidated with and into our consolidated accounts. We also acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5%. As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Minority Interest. Minority interest for the three months ended March 31, 2006 was $49,213 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated. Minority interest for the three months ended March 31, 2005 was $1,929 and represents the other partners’ proportionate share of losses of investments in the three partnerships that we consolidated.

Cash Flow Analysis

As of March 31, 2006 we owned interests in eleven properties. As of March 31, 2005 we owned interests in seven properties. As a result, our cash flows for the three months ended March 31, 2006 are significantly different from the results for the three months ended March 31, 2005.

Cash provided by operating activities for the three months ended March 31, 2006 was $2,458,647 and was comprised primarily of the adjustments for depreciation and amortization expense of $3,229,156 and changes in working capital accounts of $613,791, partially offset by the net loss of $969,501 and the addition of lease intangibles of $365,586. During the three months ended March 31, 2005, cash provided by operating activities was $164,295 and consisted primarily of the adjustments for depreciation and amortization expense of $708,342 and equity in losses of investments in joint ventures of $252,268, partially offset by a change in working capital accounts of $503,972 and the net loss of $247,038.

Cash used in investing activities for the three months ended March 31, 2006 was $9,657,995 and was primarily comprised of purchases of capital expenditures for properties under development of $9,935,479, partially offset by changes in restricted cash accounts associated with property escrows of $357,161. Cash used in investing activities for the three months ended March 31, 2005 was $7,436,826 and was comprised primarily of purchases of properties under development of $4,682,550, capital expenditures for properties under development of $1,219,357 and escrow deposits on real estate to be acquired of $1,250,000.

Cash provided by financing activities was $7,601,630 in 2006 versus $37,212,847 in 2005. For the three months ended March 31, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $8,636,110, partially offset by distributions of $806,591. For the three months ended March 31, 2005, cash flows from financing activities consisted primarily of the issuance of limited partnership units, net of offering costs, of $36,371,948 and proceeds from notes payable, net of payments, of $1,073,157.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses and distributions, and for the payment of our outstanding indebtedness. Generally, cash needs for items other than property acquisitions are expected to be met from operations. Our cash and cash equivalents were $16,172,251 at March 31, 2006.

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations. Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, distributions are paid from cash provided by operations. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We were in compliance with all material financial covenants and restrictions of the loan agreements at March 31, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2006:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$86,942,706	$5,256,955	$71,833,489	$507,430	$9,344,832
Interest	12,071,207	5,961,801	4,840,308	1,218,805	50,293
Operating lease	32,148,342	351,348	702,696	702,696	30,391,602
Total	$131,162,255	$11,570,104	$77,376,493	$2,428,931	$39,786,727

The operating lease is comprised of the ground lease assumed for the land on which the Woodall Rodgers Property is situated and has an initial 99-year term that expires September 30, 2097. The monthly lease payments are $29,279. Rent escalations on June 30, 2012, and every eight years thereafter, are based on one of two alternative procedures. The first alternative is based on an appraisal of the market value of the lease premises and the second alternative is based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease. Under the terms of the lease, Behringer Harvard Woodall Rodgers LP is responsible for taxes, utilities and insurance for the leased property.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $86,900,000 in notes payable at March 31, 2006, approximately $71,200,000 represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $700,000.

At March 31, 2006, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.            Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

During the first quarter of 2006, we implemented a new accounting and property management system throughout our operations. This software change affected all aspects of our accounting and financial systems and resulted in a significant change to our internal controls. While we believe these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing software changes. We expect to modify our system of internal control over financial reporting in order to address the impact of these software changes, and believe that our controls, as modified, will continue to be designed appropriately and operate effectively.

There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.         Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

 As of March 31, 2006, the number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460. No units were sold during the three months ended March 31, 2006. The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $97,217,661. From the commencement of the Offering through March 31, 2006, we had used approximately $79,100,000 of such net offering proceeds to purchase real estate and investment interests, net of notes payable. Of the amount used for the purchase of these investments, $6,117,740 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interest who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”). The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption. During any calendar year, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to proceeds from our DRIP plus 1% of the operating cash flow from the previous fiscal year. The price we will pay for redeemed units and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time. Our General Partners may suspend or terminate the Redemption Program at any time. During the quarter ended March 31, 2006, we redeemed units as follows:

				Maximum Number
			Total Number of Units	of Units that May
	Approximate	Average Price	Purchased as Part	Yet Be Purchased
	Number of	Price Paid	of Publicly Announced	Under the Plans
Period	Units Redeemed	per Unit	Plans or Programs	or Programs
January 2006	-	$-	-	(1)
February 2006	9,589	$9.04	9,589	(1)
March 2006	-	$-	-	(1)

(1)  A description of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 15, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Chief Executive and Financial Officers

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.