Form 10-Q
period 2006-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2006-08-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

None

(Former name, former address and former fiscal year, if changed since last report)

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
FORM 10-Q
Quarter Ended June 30, 2006

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Real estate
Land	$24,138,351	$26,041,144
Buildings, net	68,083,821	67,142,810
Real estate under development	79,190,065	46,209,666
Total real estate	171,412,237	139,393,620

Cash and cash equivalents	21,443,852	15,769,969
Restricted cash	3,769,276	3,464,504
Accounts receivable, net	3,456,110	1,962,806
Receivables from affiliates	10,000	10,000
Prepaid expenses and other assets	302,660	156,166
Lease intangibles, net	11,918,935	17,229,387
Deferred financing fees, net	1,906,253	2,590,452
Total assets	$214,219,323	$180,576,904

Liabilities and partners’ capital

Liabilities
Notes payable	$111,890,498	$78,306,596
Accounts payable	4,961,738	2,964,374
Payables to affiliates	87,705	324,828
Acquired below-market lease intangibles, net	240,745	311,207
Distributions payable	268,268	277,823
Accrued liabilities	4,051,767	2,537,544
Total liabilities	121,500,721	84,722,372

Commitments and contingencies

Minority interest	7,003,982	7,127,377

Partners’ capital
Limited partners - 11,000,000 units authorized; 10,879,486 units and 10,903,812 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	85,714,155	88,726,684
General partners	465	471
Total partners’ capital	85,714,620	88,727,155
Total liabilities and partners’ capital	$214,219,323	$180,576,904

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Rental revenue	$6,766,365	$2,920,718	$11,688,258	$4,069,046

Expenses
Property operating expenses	776,893	357,990	1,712,029	630,705
Ground rent	87,837	87,837	175,674	175,674
Real estate taxes	817,884	439,846	1,627,962	562,345
Property and asset management fees	351,486	171,773	716,856	215,935
General and administrative	190,760	206,498	399,810	400,626
Preopening costs	391,295	—	391,295	—
Interest expense, net	1,027,677	278,166	1,879,500	451,539
Depreciation and amortization	3,587,499	1,841,998	6,336,236	2,404,289
Total expenses	7,231,331	3,384,108	13,239,362	4,841,113

Interest income	128,076	250,157	195,500	562,135
Equity in losses of investments in unconsolidated joint ventures	—	(327,319)	—	(579,587)
Gain on sale of assets	—	1,096,396	—	1,096,396
Other income	—	5,510	—	5,510
Minority interest	134,697	(23,642)	183,910	(21,713)
Net (loss) income	$(202,193)	$537,712	$(1,171,694)	$290,674

Allocation of net (loss) income
Net (loss) income allocated to general partners	$(1)	$2	$(6)	$1

Net (loss) income allocated to limited partners	$(202,192)	$537,710	$(1,171,688)	$290,673

Weighted average number of limited partnership units outstanding	10,889,365	10,990,082	10,894,906	10,550,759

Basic and diluted net (loss) income per limited partnership unit	$(0.02)	$0.05	$(0.11)	$0.03

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	General Partners		Limited Partners
		Accumulated	Number of	Contributions	Accumulated
	Contributions	Losses	Units	and Redemptions	Losses	Total
Balance as of January 1, 2005	$500	$(23)	6,939,778	$60,283,437	$(1,424,244)	$58,859,670

Issuance of units of limited partnership interest, net			4,044,917	36,029,380		36,029,380

Redemptions of limited partnership units			(90,877)	(812,612)		(812,612)

Distributions on limited partnership units				(4,319,691)		(4,319,691)

Units issued pursuant to Distribution Reinvestment Plan, net			9,994	92,139		92,139

Net loss		(6)			(1,121,725)	(1,121,731)

Balance as of December 31, 2005	500	(29)	10,903,812	91,272,653	(2,545,969)	88,727,155

Redemptions of limited partnership units			(24,326)	(220,014)		(220,014)

Distributions on limited partnership units				(1,620,827)		(1,620,827)

Net loss		(6)			(1,171,688)	(1,171,694)

Balance as of June 30, 2006	$500	$(35)	10,879,486	$89,431,812	$(3,717,657)	$85,714,620

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net (loss) income	$(1,171,694)	$290,674
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest	(183,910)	21,713
Equity in losses of investments in unconsolidated joint ventures	—	579,587
Gain on sale of assets	—	(1,096,396)
Depreciation and amortization	7,421,594	2,829,967
Change in accounts receivable	(1,493,304)	(362,468)
Change in prepaid expenses and other assets	(146,494)	108,495
Change in accounts payable	298,330	(58,525)
Change in accrued liabilities	1,401,051	(173,675)
Addition of lease intangibles	(478,001)	181,685
Cash provided by operating activities	5,647,572	2,321,057

Cash flows from investing activities
Purchases of real estate	—	(30,886,260)
Purchases of properties under development	(6,939,738)	(4,668,004)
Capital expenditures for properties under development	(23,870,537)	(5,042,368)
Purchases of investments in unconsolidated joint ventures	—	(158,849)
Purchases of property and equipment	(415,540)	(271,827)
Proceeds from sale of assets	—	4,009,846
Change in restricted cash	(304,772)	(485,396)
Escrow deposits on real estate to be acquired	—	(1,250,000)
Cash used in investing activities	(31,530,587)	(38,752,858)

Cash flows from financing activities
Proceeds from notes payable	33,961,738	5,918,002
Payments on notes payable	(377,836)	(2,304,068)
Financing costs	—	(79,160)
Proceeds from sale of limited partnership units	—	40,208,340
Redemptions of limited partnership units	(220,014)	(58,993)
Offering costs	—	(3,920,766)
Distributions	(1,630,382)	(2,454,597)
Distributions to minority interest holders	(21,983)	(25,550)
Contributions from minority interest holders	82,498	696,546
Change in limited partners’ subscriptions	—	(4,731,878)
Change in restricted cash	—	4,729,955
Change in receivables from or payables to affiliates	(237,123)	302,997
Cash provided by financing activities	31,556,898	38,280,828

Net change in cash and cash equivalents	5,673,883	1,849,027
Cash and cash equivalents at beginning of period	15,769,969	36,503,558
Cash and cash equivalents at end of period	$21,443,852	$38,352,585

Supplemental disclosure:
Interest paid	$3,018,062	$769,117

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$1,699,034	$1,556,175
Property and equipment additions in accrued liabilities	$185,448	$212,786

Non-cash financing activities:
Limited partnership units issuedunder distribution reinvestment plan	$—	$99,683

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.                                      Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  Initially, we were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception).  We offered our limited partnership units to the public pursuant to the offering which commenced on February 19, 2003 (the “Offering”), terminated on February 19, 2005, and is described below.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We are using proceeds from the Offering, after deducting offering expenses, to acquire all types of commercial properties, including office buildings, shopping centers and hotels.  However, we will not actively engage in the business of managing the operations of hotels or similar properties.  We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  As of June 30, 2006, we have redeemed 117,702 of the units issued pursuant to the Offering for $1,055,127.

For the first three full fiscal years following the termination of the Offering, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of June 30, 2006, we estimate the per unit valuation to be $9.90, due to a $0.10 per unit special distribution, made in 2005, of a portion of the net proceeds from the sale of a property.  After the first three full fiscal years following the termination of the Offering, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of August 10, 2006, we had 10,879,486 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2006, consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended June 30, 2006 and 2005.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  We had recorded accumulated depreciation associated with our tangible assets of $4,385,639 at June 30, 2006.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of June 30, 2006 range from 0.3 years to 6.3 years.

Accumulated amortization associated with our lease intangibles was $14,388,142 at June 30, 2006.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
July 1, 2006 - December 31, 2006	$2,672,438
2007	4,288,414
2008	1,450,624
2009	575,349
2010	575,349

As of June 30, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

				Acquired	Acquired
	Buildings and	Deferred	In-Place	Above-Market	Below-Market
	Improvements	Leasing Intangibles	Leases	Leases	Leases
Cost	$72,469,460	$916,453	$21,139,143	$4,588,912	$(578,176)
Less: depreciation and amortization	(4,385,639)	(93,906)	(12,154,340)	(2,477,327)	337,431
Net	$68,083,821	$822,547	$8,984,803	$2,111,585	$(240,745)

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

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the six months ended June 30, 2006 and 2005.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes monies held in escrow for insurance, taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to those properties that are consolidated in our financial statements.  Included in accounts receivable at June 30, 2006 is a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.  We recorded an allowance for doubtful accounts associated with accounts receivable of $47,676 and $109,269 at June 30, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and utility deposits of our consolidated properties.

Investments in Unconsolidated Joint Ventures

We accounted for certain investments in joint ventures using the equity method of accounting because we exercised significant influence over, but did not control, these entities.  These investments were initially recorded at cost and were adjusted for our share of equity in earnings and distributions.  We reported our share of income and losses based on our ownership interests in the entities.  As of June 30, 2006 and December 31, 2005, we had no investments accounted for under the equity method.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1,682,429 and $998,230 at June 30, 2006 and December 31, 2005, respectively.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended June 30, 2006 and 2005 was $78,199 and $136,038, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for the six months ended June 30, 2006 and 2005 was $133,260 and $237,272, respectively.  Our rental revenue also includes amortization of above- and below-market leases.  Rental revenue for the three and six months ended June 30, 2006 also includes a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.

Preopening Costs

Preopening costs are expensed as incurred, consistent with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the hotel located on approximately 5.4 acres (unaudited) of land in Dallas, Texas (the “Mockingbird Commons Property”).

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

Concentration of Credit Risk

At June 30, 2006, we had cash and cash equivalents and restricted cash on deposit in three financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  All of our revenues are from our consolidated real estate properties.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

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

Per Limited Partnership Unit Data

Net income (loss) per limited partnership unit is calculated by dividing the net income (loss) allocated to limited partners for each period by the weighted average number of limited partnership units outstanding during such period.  Net income (loss) per limited partnership unit on a basic and diluted basis is the same because the Partnership has no potential dilutive limited partnership units outstanding.

5.             Real Estate

At June 30, 2006, we wholly owned seven properties and owned interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures were consolidated as of June 30, 2006.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2006, we wholly owned the following properties:

		Approx. Rentable
		Square Footage
Property Name	Location	(unaudited)	Description
Woodall Rodgers Property	Dallas, Texas	74,090	5-story office building
Quorum Property	Dallas, Texas	133,799	7-story office building
Skillman Property	Dallas, Texas	98,764	shopping/service center
250/290 Carpenter Property	Irving, Texas	539,000	three-building office complex
Landmark I	Dallas, Texas	122,273	2-story office building
Landmark II	Dallas, Texas	135,154	2-story office building
Telluride Property	Telluride, Colorado	land	development property

As of June 30, 2006, through separate limited partnerships or joint venture agreements, we owned interests in the following properties:

		Approx. Rentable
		Square Footage		Ownership
Property Name	Location	(unaudited)	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	62.50%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Property	Dallas, Texas	land	development property	80.00%
Melissa Land	Melissa, Texas	land	development property	60.00%

Acquisitions

On May 15, 2006, we acquired the Telluride Property through our direct and indirect interests in our wholly-owned subsidiary, Behringer Harvard Mountain Village, LLC.  We are the Class A member of Behringer Harvard Mountain Village, LLC with a 100% interest, and two unaffiliated parties, BMRAE I LP and CBCM, Ltd, are the Class B members.  We plan to construct 23 luxury condominium units on the 1.56 acre (unaudited) site under a development agreement with Amicus Interest, LLC, a Texas-based real estate development firm that will also manage the construction and marketing of the project.  Construction is expected to reach completion in January 2008.  The purchase price for the Telluride Property was approximately $6,900,000.  We paid the entire cost of the Telluride Property through the use of proceeds from the Offering.

6.             Investments in Unconsolidated Joint Ventures

At June 30, 2006, we did not have investments in unconsolidated joint ventures.  As of June 30, 2005, we accounted for one property, the Central Property, as a joint venture.  During 2005, we acquired additional ownership interests in the Skillman and Central Properties.  Our ownership in the Skillman Property increased from 85.71% at March 31, 2005 to 100% on May 23, 2005, and subsequent to that date, has been consolidated into our results of operations.  Our ownership interest in the Central Property increased from 50% at March 31, 2005 to 62.5% by October 31, 2005.  As a result of our purchases of additional ownership interests in the Central Property, it has been consolidated into our results for the three and six months ended June 30, 2006, whereas it was accounted for under the equity method for the three and six months ended June 30, 2005.

7.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”).  The site is planned for redevelopment as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The Mockingbird Commons Property currently

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

has no significant operations, and no operations are planned until the redevelopment process has been completed.  Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at June 30, 2006.  For the six months ended June 30, 2006 and 2005, we capitalized a total of $25,029,259 and $6,793,735, respectively, in costs associated with the development of the Mockingbird Commons Property.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three months ended June 30, 2006 and 2005, we capitalized $1,065,874 and $339,263, respectively, in interest and deferred financing costs for the Mockingbird Commons Property.  For the six months ended June 30, 2006 and 2005, we capitalized $1,839,977 and $648,797, respectively, in interest and deferred financing costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  The Northwest Highway Property currently has no operations, and no operations are planned.  Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at June 30, 2006.  For the six months ended June 30, 2006 and 2005, we capitalized a total of $589,541 and $86,965 respectively, in costs associated with the development of the Northwest Highway Property.  During the three months ended June 30, 2006 and 2005, we capitalized $104,924 and $38,676, respectively, in interest and deferred financing costs for the Northwest Highway Property.  During the six months ended June 30, 2006 and 2005, we capitalized $207,120 and $38,676, respectively, in interest and deferred financing costs for the Northwest Highway Property.

8.             Notes Payable

At June 30, 2006, we had notes payable of $111,890,498.  The following table sets forth our consolidated notes payable as of June 30, 2006 and December 31, 2005:

	Balance		Interest	Maturity
Description	June 30, 2006	December 31, 2005	Rate	Date
Woodall Rodgers Facility A	$4,532,511	$4,562,750	Prime (1)(2)	6/1/2007
Quorum Property Loan	4,972,242	4,972,242	Prime (1)	6/30/2007
Coit Property Loan	5,131,440	5,379,600	5.730%	10/4/2007
Skillman Property Loan	10,452,851	10,552,288	7.340%	4/11/2011
Central Property Loan	5,805,993	5,667,020	3 mo LIBOR + 2.5% (3)	8/17/2007
Mockingbird Commons Texans Loan	19,089,733	9,353,426	Prime + 0.5%(1)	10/1/2007
Mockingbird Commons American Loan	22,301,890	9,951,846	3 mo LIBOR + 2.75% (3)	9/30/2007
Northwest Highway Loan	4,353,838	3,867,424	3 mo LIBOR + 2.0% (3)	4/20/2007
Landmark I Loan	10,449,588	10,449,588	3 mo LIBOR + 1.4% (3)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	3 mo LIBOR + 1.4% (3)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5%(1)	9/29/2006
Revolver Agreement	11,250,000	—	30-day LIBOR + 1.75% (4)	9/1/2008
	$111,890,498	$78,306,596

(1)             Prime rate at June 30, 2006 was 8.25%.

(2)             Property was sold on July 24, 2006.

(3)             Three month London Interbank Offer Rate (“LIBOR”) was 5.5085% at June 30, 2006.

(4)             30-day LIBOR was 5.28% at June 30, 2006.

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

$10,000,000, which if issued, would reduce the amount of funds available under the Revolver.  On April 20, 2006, we borrowed the maximum amount of $11,250,000 under the Revolver Agreement.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the 30-day LIBOR or a combination of each.  We elected to use the interest rated based on the 30-day LIBOR rate, and at June 30, 2006, the interest rate on the Revolver was 30-day LIBOR plus 1.75%, or approximately 7%.  The balance under the Revolver Agreement as of June 30, 2006, was $11,250,000.  The Revolver has a three-year term with the option to extend for one additional year.  Monthly payments of interest are required.  Prepayment of principal can be made in full at any time and in part from time to time.  Borrowings under the Revolver Agreement will be used by us for working capital needs and, to the extent applicable, for payment of other obligations.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, we have guaranteed payment of any borrowings made under the Revolver Agreement.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At June 30, 2006, we were in compliance with each of the debt covenants under our loan agreements.  Named buildings are held as collateral for the associated loans and all loans are unconditionally guaranteed by us.

9.             Commitments and Contingencies

In March 2005, Financial Accounting Standards Board (“FASB”) issued FIN No. 47, specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  We have identified conditional asset retirement obligations in connection with certain of our properties that are mainly related to asbestos removal.  Under FIN No. 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated.  We believe that as of June 30, 2006, we have incurred and paid all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for these conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

10.          Leases

We had one operating lease, which was comprised of a ground lease on which the Woodall Rodgers Property is situated, with an initial 99-year term that expires September 30, 2097.  The monthly payment for the ground lease was $29,279.  The sale of the Woodall Rodgers Property on July 24, 2006 included the assignment of the ground lease to the buyer (see Note 14 - “Subsequent Events”).  As of June 30, 2006, future minimum lease payments for the ground lease for the period from July 1 though December 31, 2006 and for each of the following four years ended December 31 were as follows:

Operating
Lease
July 1, 2006 - December 31, 2006	$175,674
2007	351,348
2008	351,348
2009	351,348
2010	351,348
Thereafter	30,479,439
Total future minimum lease payments	$32,060,505

11.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to January 21, 2005,

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution.  We record all distributions when declared.  The limited partnership units issued through the DRIP were recorded when the units were actually issued.  The offering of the units pursuant to the DRIP was terminated on January 21, 2005.  However, investors may elect to participate in the distribution reinvestment plan of Behringer Harvard Opportunity REIT I, Inc.  Distributions payable at June 30, 2006 were $268,268.  The following are the distributions declared during the six months ended June 30, 2006:

	Distributions
2006	Total	Cash	DRIP
Second Quarter	$814,481	$814,481	$—
First Quarter	806,346	806,346	—
	$1,620,827	$1,620,827	$—

12.          Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets.  The following is a summary of the related party fees and compensation incurred by us during the six months ended June 30, 2006 and 2005.

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the period ended June 30, 2006	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$—	$—	$—	$—
Behringer Advisors II, reimbursement of organization and offering expenses	—	—	—	—
Behringer Advisors II, acquisition, advisory fees and expenses	213,850	—	213,850	—
HPT Management, property management and leasing fees	416,203	—	—	416,203
Behringer Advisors II, asset management fees	429,914	—	129,261	300,653
Total	$1,059,967	$—	$343,111	$716,856

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the period ended June 30, 2005	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$—	$—
Behringer Advisors II, reimbursement of organization and offering expenses	293,255	286,045	—	7,210
Behringer Advisors II, acquisition, advisory fees and expenses	1,150,926	—	1,150,926	—
HPT Management, property management and leasing fees	117,405	—	—	117,405
Behringer Advisors II, asset management fees	171,942	—	73,412	98,530
Total	$5,368,249	$3,920,766	$1,224,338	$223,145

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the six months ended June 30, 2006 as a result of the termination of the Offering on February 19, 2005.  For the six months ended June 30, 2005,

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the period ended June 30, 2005.

Behringer Advisors II, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  As of June 30, 2006, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf.  As of June 30, 2006, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed.  Of the $2,285,037 of organization and offering costs reimbursed by us as of June 30, 2006, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organizational costs.  For the six months ended June 30, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the six months ended June 30, 2005, we had reimbursed $293,255 of organization and offering expenses, of which $286,045 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organizational costs.  Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the six months ended June 30, 2006, Behringer Advisors II earned $183,300 of acquisition and advisory fees and was reimbursed $30,550 for acquisition related expenses.  During the six months ended June 30, 2005, Behringer Advisors II earned $986,508 of acquisition and advisory fees and was reimbursed $164,418 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2006 and 2005, we incurred property management fees payable to HPT Management of $416,203 and $117,405, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2006 and 2005, we incurred asset management fees of $429,914 and $171,942, respectively.

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

14.          Subsequent Events

On July 24, 2006, we sold the Woodall Rodgers Property, which was composed of a five-story office building and a free-standing single-story bank office building with drive-though lanes, both located on approximately 1.7 acres (unaudited) subject to a ground lease that expires in 2097 through our affiliate, Behringer Harvard Woodall Rodgers LP, to an unaffiliated third party.  The contract sale price was $10,450,000.  We expect to realize an estimated gain of approximately $3,000,000, on a GAAP basis, from the sale of the Woodall Rodgers Property during the quarter ending September 30, 2006.  We acquired the Woodall Rodgers Property and an adjoining 1.6 acres (unaudited) of undeveloped land (the “Woodall Rodgers Development Property”) on February 11, 2004 for a total purchase price of $10,700,000.  We sold the Woodall Rodgers Development Property on April 6, 2005 for a contract sale price of $4,194,828 and recognized a gain of approximately $1,096,000.

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

For real estate owned by us through an investment in limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the six months ended June 30, 2006 and 2005.

Overview

At June 30, 2006, we had seven wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures are consolidated at June 30, 2006.  At June 30, 2005, we had four wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  Three investments in partnerships and joint ventures were consolidated and one was accounted for under the equity method at June 30, 2005.  Consequently, our results of operations for the three and six months ended June 30, 2006 may be significantly different from the results for the three and six months ended June 30, 2005.  As a result of the sale of the Woodall Rodgers Property (see Note 14. — “Subsequent Events” of the Notes to Consolidated Financial Statements) and the early termination of the single tenant lease at the 250/290 Carpenter Property, we expect rental revenue and other property associated costs to decrease in the near future.

Results of Operations

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005

Rental Revenue. Rental revenue for the three months ended June 30, 2006 and 2005 was $6,766,365 and $2,920,718, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  Rental revenue for the three months ended June 30, 2006 also includes a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.  The increase in rental revenue is primarily due to the growth in the number of consolidated properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2006 and 2005 were $776,893 and $357,990, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses is primarily due to the growth of our portfolio.

Ground Rent Expense. Ground rent expense for the three months ended June 30, 2006 and 2005 was $87,837.  The ground rent expense represents the operating lease on the Woodall Rodgers Property.  The ground lease was scheduled to terminate in September 2097.  The sale of the Woodall Rodgers Property on July 24, 2006 included the assignment of the ground lease to the buyer (see Note 14. — “Subsequent Events” of the Notes to Consolidated Financial Statements).

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2006 and 2005 were $817,884 and $439,846, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to the growth of our portfolio.

Property and Asset Management Fees. Property and asset management fees for the three months ended June 30, 2006 and 2005 were $351,486 and $171,773, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase in property and asset management fees is primarily due to the growth of our portfolio.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 and 2005 were $190,760 and $206,498, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Preopening Costs. Preopening costs for the three months ended June 30, 2006 were $391,295.  Preopening costs are expensed as incurred, consistent with SOP 98-5.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the hotel located on the Mockingbird Commons Property.  There were no preopening costs during the three months ended June 30, 2005.

Interest Expense. Interest expense for the three months ended June 30, 2006 was $1,027,677 and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our seven wholly-owned properties and our five investments in partnerships that we consolidated.  Interest expense for the three months ended June 30, 2005 was $278,166 and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with our four wholly-owned properties and the three investments in partnerships that we consolidated.  Management expects interest expense to increase if we continue to use borrowings in the acquisition and development of our properties.  Interest costs for the Mockingbird Commons Property and Northwest Highway Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the three months ended June 30, 2006, we capitalized interest costs of $1,065,874 for the Mockingbird Commons Property and $104,924 for the Northwest Highway Property.  For the three months ended June 30, 2005, we capitalized interest costs of $339,263 for the Mockingbird Commons Property and $38,676 for the Northwest Highway Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2006 was $3,587,499 and includes depreciation and amortization of buildings and real estate intangibles associated with our consolidated properties as well as a write-off of approximately $975,000 of lease intangibles related to the early termination of the single tenant’s lease at the 250/290 Carpenter Property.  For the three months ended June 30, 2005, depreciation and amortization expense associated with our consolidated properties was $1,841,998.  The increase in depreciation and amortization expense is primarily due to the growth of our portfolio.

Interest Income. Interest income for the three months ended June 30, 2006 was $128,076 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the three months ended June 30, 2005, was $250,157.  As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of properties and the termination of the Offering on February 19, 2005.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the three months ended June 30, 2005 was $327,319 and was comprised of our share of equity in the losses of both the Central Property and the Skillman Property.  As discussed in Note 6. — “Investment in Unconsolidated Joint Ventures” of the Notes to Consolidated Financial Statements, we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property has been consolidated with and into our consolidated accounts.  We also acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5%.  As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Gain on sale of assets. We recognized a gain on the sale of assets for the three months ended June 30, 2005 of $1,096,396.  The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005.  No assets were sold during the three months ended June 30, 2006.

Minority Interest. Minority interest income for the three months ended June 30, 2006 was $134,697 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated.  Minority interest for the three months ended June 30, 2005 was a loss of $23,642 and represents the other partners’ proportionate share of income from investments in the three partnerships that we consolidated.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005

Rental Revenue. Rental revenue for the six months ended June 30, 2006 and 2005 was $11,688,258 and $4,069,046, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  Rental revenues for the six months ended June 30, 2006 also includes a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.  The increase in rental revenue is primarily due to the growth of our portfolio.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2006 and 2005 were $1,712,029 and $630,705, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses is primarily due to the growth of our portfolio.

Ground Rent Expense. Ground rent expense for the six months ended June 30, 2006 and 2005 was $175,674.  The ground rent expense represents the operating lease on the Woodall Rodgers Property.  The ground lease was scheduled to terminate in September 2097.  The sale of the Woodall Rodgers Property on July 24, 2006 included the assignment of the ground lease to the buyer (see Note 14. — “Subsequent Events” of the Notes to Consolidated Financial Statements).

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2006 and 2005 were $1,627,962 and $562,345, respectively, and were comprised of real estate taxes associated with our consolidated properties.  The increase in real estate taxes is primarily due to the growth of our portfolio.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2006 and 2005 were $716,856 and $215,935, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase in property and asset management fees is primarily due to the growth of our portfolio.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $399,810 and $400,626, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Preopening Costs. Preopening costs for the six months ended June 30, 2006 were $391,295.  Preopening costs are expensed as incurred, consistent with SOP 98-5.  Expenses incurred include payroll and payroll related expenses, marketing expenses outside services and other expenses related to the construction of the hotel located on the Mockingbird Commons Property.  There were no preopening costs during the six months ended June 30, 2005.

Interest Expense. Interest expense for the six months ended June 30, 2006 was $1,879,500 and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our seven wholly-owned properties and our five investments in partnerships that we consolidated.  Interest expense for the six months ended June 30, 2005 was $451,539 and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with our four wholly-owned properties and the three investments in partnerships that we consolidated.  Management expects interest expense to increase if we continue to use borrowings in the acquisition and development of our properties.  Interest costs for the Mockingbird Commons Property and Northwest Highway Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the six months ended June 30, 2006, we capitalized interest costs of $1,839,977 for the Mockingbird Commons Property and $207,120 for the Northwest Highway Property.  For the six months ended June 30, 2005, we capitalized interest costs of $648,797 for the Mockingbird Commons Property and $38,676 for the Northwest Highway Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $6,336,236 and $2,404,289, respectively, and includes depreciation and amortization of buildings and real estate intangibles associated with our consolidated properties as well as a write-off of approximately $975,000 of lease intangibles related to the early termination of the single tenant’s lease at the 250/290 Carpenter Property.  The increase in depreciation and amortization expense is primarily due to the growth of our portfolio.

Interest Income. Interest income for the six months ended June 30, 2006 was $195,500 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the six months ended June 30, 2005, was $562,135.  As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of properties and the termination of the Offering on February 19, 2005.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the six months ended June 30, 2005 was $579,587 and was comprised of our share of equity in the losses of both the Central Property and the Skillman Property.  As discussed in Note 6. — “Investment in Unconsolidated Joint Ventures” of the Notes to Consolidated Financial Statements, we acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property has been consolidated with and into our consolidated accounts.  We also acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5%.  As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Gain on sale of assets. We recognized a gain on the sale of assets for the six months ended June 30, 2005 of $1,096,396.  The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005.  No assets were sold during the six months ended June 30, 2006.

Minority Interest. Minority interest income for the six months ended June 30, 2006 was $183,910 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated.  Minority interest for the six months ended June 30, 2005 was a loss of $21,713 and represents the other partners’ proportionate share of income from investments in the three partnerships that we consolidated.

Cash Flow Analysis

As of June 30, 2006 we owned interests in twelve properties versus ownership interests in eight properties at June 30, 2005.  Additionally, our Offering ended on February 19, 2005.  As a result, our cash flows for the six months ended June 30, 2006 may be significantly different from the results for the six months ended June 30, 2005.

Cash provided by operating activities for the six months ended June 30, 2006 was $5,647,572 and was comprised primarily of the adjustments for depreciation and amortization expense of $7,421,594, partially offset by the net loss of $1,171,694 and the addition of lease intangibles of $478,001.  During the six months ended June 30, 2005, cash provided by operating activities was $2,321,057 and consisted primarily of the adjustments for depreciation and amortization expense of $2,829,967 and equity in losses of investments in joint ventures of $579,587, partially offset by the gain on sale of assets of $1,096,396 and changes in working capital accounts of $486,173.

Cash used in investing activities for the six months ended June 30, 2006 was $31,530,587 and was primarily comprised of purchases of capital expenditures for properties under development of $23,870,537 and purchases of properties under development of $6,939,738.  Cash used in investing activities for the six months ended June 30, 2005 was $38,752,858 and was comprised primarily of purchases of real estate of $30,886,260, purchases of properties under development of $4,668,004 and capital expenditures for properties under development of $5,042,368, partially offset by proceeds from the sale of assets of $4,009,846.

Cash provided by financing activities was $31,556,898 in 2006 versus $38,280,828 in 2005.  For the six months ended June 30, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $33,583,902, partially offset by distributions of $1,630,382.  For the six months ended June 30, 2005, cash flows from financing activities consisted primarily of the issuance of limited partnership units, net of offering costs and redemptions, of $36,228,581 and proceeds from notes payable, net of payments, of $3,613,934, partially offset by distributions of $2,454,597.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses and distributions, and for the payment of our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions are expected to be met from operations.  Our cash and cash equivalents were $21,443,852 at June 30, 2006.

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

On September 1, 2005, we entered into the Revolver Agreement with the Revolver Lender.  Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the Revolver.  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver.  On April 20, 2006, we borrowed the maximum amount of $11,250,000 under the Revolver Agreement.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the 30-day LIBOR or a combination of each.  We elected to use the interest rate based on the 30-day LIBOR rate, and at June 30, 2006, the interest rate on the Revolver was 30-day LIBOR plus 1.75%, or approximately 7%.  The balance under the Revolver Agreement as of June 30, 2006, was $11,250,000.  The Revolver has a three-year term with the option to extend for one additional year.  Monthly payments of interest are required.  Prepayment of principal can be made in full at any time and in part from time to time.  Borrowings under the Revolver Agreement will be used by us for working capital needs and, to the extent applicable, for payment of other obligations.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, we have guaranteed payment of any borrowings made under the Revolver Agreement.

We were in compliance with all material financial covenants and restrictions of the loan agreements at June 30, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006:

	Payments due by period
	Totals	2006	2007	2008	2009	2010	Thereafter
Notes payable	$111,890,498	$4,059,340	$64,442,373	$33,475,358	$241,901	$257,683	$9,413,843
Interest	14,520,944	4,263,678	6,629,620	2,203,931	621,217	605,435	197,063
Operating lease	32,060,505	175,674	351,348	351,348	351,348	351,348	30,479,439
Total	$158,471,947	$8,498,692	$71,423,341	$36,030,637	$1,214,466	$1,214,466	$40,090,345

The operating lease was comprised of the ground lease assumed for the land on which the Woodall Rodgers Property is situated, which has an initial 99-year term that expires September 30, 2097.  The monthly lease payments were $29,279.  Rent escalations on June 30, 2012, and every eight years thereafter, were based on one of two alternative procedures.  The first alternative was based on an appraisal of the market value of the lease premises and the second alternative was based on a cost of living adjustment, with maximum monthly rents for each escalation stipulated in the lease.  Under the terms of the lease, Behringer Harvard Woodall Rodgers LP was responsible for taxes, utilities and insurance for the leased property.  The sale of the Woodall Rodgers Property on July 24, 2006 included the assignment of the ground lease to the buyer (see Note 14. — “Subsequent Events” of the Notes to Consolidated Financial Statements).

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $111,900,000 in notes payable at June 30, 2006, approximately $96,300,000 represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $960,000.

At June 30, 2006, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.                          Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance and not absolute assurance that the objectives of the controls system are met, and an evaluation of controls can provide only reasonable assurance and not absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, during the first quarter of 2006, we implemented a new accounting and property management system throughout our operations.  This software change affected all aspects of our accounting and financial systems and resulted in a significant change to our internal controls.  While we believe these changes have improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes.  We have modified our system of internal control over financial reporting in order to address the impact of these software changes, and believe that our controls, as modified, continue to be designed appropriately and operate effectively.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

 On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100125).  The Registration Statement also covered up to 1,000,000 units available pursuant to our DRIP at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  As of June 30, 2006, the number of units sold pursuant to the Offering was 10,997,188 limited partnership units and the gross offering proceeds realized were $109,244,460.  No units were sold during the three months ended June 30, 2006.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $97,217,661.  From the commencement of the Offering through June 30, 2006, we had used approximately $86,400,000 of such net offering proceeds to purchase real estate and investment interests, net of notes payable.  Of the amount used for the purchase of these investments, $6,331,590 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interest who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”).  The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption.  During any calendar year, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our DRIP plus 1% of the operating cash flow from the previous fiscal year.  The price we will pay for redeemed units and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time.  Our General Partners may suspend or terminate the Redemption Program at any time.  The provisions of the redemption program in no way limit our ability to repurchase units from investors by any other legally available means for any reason that our General Partners, in their discretion, deems to be in our best interest.  During the quarter ended June 30, 2006, we redeemed units as follows:

			Total Number of Units	Maximum Number of
	Approximate	Average	Purchased as Part	Units that May Yet
	Number of	Price Paid	of Publicly Announced	be Purchased Under
Period	Units Redeemed	per Unit	Plans or Programs	the Plans or Programs
April 2006	—	$—	—	(1)
May 2006	14,736	$9.04	14,736	(1)
June 2006	—	—	—	(1)

(1)             Adescription of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2006.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: August 14, 2006	By:	/s/ Gary S. Bresky
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