Form 10-Q
period 2006-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2006-11-14
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
FORM 10-Q
Quarter Ended September 30, 2006

PART I
FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Real estate
Land	$29,053,401	$26,041,144
Buildings, net	97,650,467	67,142,810
Real estate under development	53,120,710	46,209,666
Total real estate	179,824,578	139,393,620

Cash and cash equivalents	27,172,599	15,769,969
Restricted cash	4,116,464	3,464,504
Accounts receivable, net	1,075,519	1,962,806
Receivables from affiliates	—	10,000
Prepaid expenses and other assets	934,979	156,166
Notes receivable	205,985	—
Lease intangibles, net	9,880,768	17,229,387
Deferred financing fees, net	1,512,508	2,590,452
Total assets	$224,723,400	$180,576,904

Liabilities and partners’ capital

Liabilities
Notes payable	$122,540,581	$78,306,596
Accounts payable	4,840,747	2,964,374
Payables to affiliates	123,882	324,828
Acquired below-market lease intangibles, net	216,282	311,207
Distributions payable	267,360	277,823
Accrued liabilities	5,290,257	2,537,544
Total liabilities	133,279,109	84,722,372

Commitments and contingencies

Minority interest	6,800,960	7,127,377

Partners’ capital
Limited partners - 11,000,000 units authorized; 10,842,619 units and 10,903,812 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	84,642,866	88,726,684
General partners	465	471
Total partners’ capital	84,643,331	88,727,155
Total liabilities and partners’ capital	$224,723,400	$180,576,904

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Rental revenue	$3,196,692	4,112,642	13,923,117	$7,220,037

Expenses
Property operating expenses	1,544,160	481,467	2,959,903	876,950
Real estate taxes	734,162	719,769	2,248,924	1,142,360
Property and asset management fees	321,289	277,816	969,259	428,165
General and administrative	184,097	198,711	583,907	599,337
Preopening costs	794,779	—	1,186,074	—
Interest expense, net	1,116,355	143,465	2,781,583	411,658
Depreciation and amortization	1,512,082	2,229,897	7,554,519	4,346,594
Total expenses	6,206,924	4,051,125	18,284,169	7,805,064

Interest income	243,415	63,494	434,825	624,656
Equity in losses of investments in unconsolidated joint ventures	—	(162,353)	—	(741,940)
Gain on sale of assets	—	—	—	1,096,396
Other loss	—	(5,510)	—	—
Minority interest	401,140	(70,839)	585,050	(92,552)
Income (loss) from continuing operations	(2,365,677)	(113,691)	(3,341,177)	301,533

Discontinued operations
Loss from discontinued operations	(313,767)	(153,593)	(509,961)	(278,143)
Gain on sale of discontinued operations	2,757,910	—	2,757,910	—
Income (loss) from discontinued operations	2,444,143	(153,593)	2,247,949	(278,143)

Net income (loss)	$78,466	$(267,284)	$(1,093,228)	$23,390

Allocation of net income (loss)
Net income (loss) allocated to general partners	$—	$(1)	$(6)	$—

Net income (loss) allocated to limited partners	$78,466	$(267,283)	$(1,093,222)	$23,390

Weighted average number of limited partnership units outstanding	10,867,464	10,987,254	10,885,658	10,697,856

Per limited partnership unit information basic and diluted
Income (loss) from continuing operations	(0.22)	(0.01)	(0.31)	0.03
Income (loss) from discontinued operations	0.23	(0.01)	0.21	(0.03)
Basic and diluted net income (loss) per limited partnership unit	$0.01	$(0.02)	$(0.10)	$0.00

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	General Partners		Limited Partners
		Accumulated	Number of	Contributions	Accumulated
	Contributions	Losses	Units	and Redemptions	Losses	Total
Balance as of January 1, 2005	$500	$(23)	6,939,778	$60,283,437	$(1,424,244)	$58,859,670

Issuance of units of limited partnership interest, net			4,044,917	36,029,380		36,029,380

Redemptions of limited partnership units			(90,877)	(812,612)		(812,612)

Distributions on limited partnership units				(4,319,691)		(4,319,691)

Units issued pursuant to Distribution Reinvestment Plan, net			9,994	92,139		92,139

Net loss		(6)			(1,121,725)	(1,121,731)

Balance as of December 31, 2005	500	(29)	10,903,812	91,272,653	(2,545,969)	88,727,155

Redemptions of limited partnership units			(61,193)	(548,130)		(548,130)

Distributions on limited partnership units				(2,442,466)		(2,442,466)

Net loss		(6)			(1,093,222)	(1,093,228)

Balance as of September 30, 2006	$500	$(35)	10,842,619	$88,282,057	$(3,639,191)	$84,643,331

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities
Net (loss) income	$(1,093,228)	$23,390
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest	(585,050)	92,552
Equity in losses of investments in unconsolidated joint ventures	—	741,940
Gain on sale of assets	—	(1,096,396)
Gain on sale of discontinued operations	(2,757,910)	—
Depreciation and amortization	9,355,957	5,613,016
Change in accounts receivable	887,287	(581,738)
Change in prepaid expenses and other assets	(778,813)	129,322
Change in accounts payable	273,011	735,340
Change in accrued liabilities	2,461,592	481,470
Addition of lease intangibles	(564,140)	(173,672)
Cash provided by operating activities	7,198,706	5,965,224

Cash flows from investing activities
Purchases of real estate	—	(64,088,263)
Purchases of properties under development	(7,089,092)	(4,668,004)
Capital expenditures for properties under development	(38,340,146)	(9,123,257)
Purchases of investments in unconsolidated joint ventures	—	(423,763)
Purchases of property and equipment	(972,589)	(352,253)
Change in notes receivable	(205,985)	—
Proceeds from sale of assets	—	4,009,846
Proceeds from sale of discontinued operations	9,836,318	—
Change in restricted cash	(651,960)	(1,789,698)
Cash used in investing activities	(37,423,454)	(76,435,392)

Cash flows from financing activities
Proceeds from notes payable	49,318,769	28,620,138
Payments on notes payable	(5,084,784)	(2,474,130)
Financing costs	—	(708,668)
Proceeds from sale of limited partnership units	—	40,217,473
Redemptions of limited partnership units	(221,365)	(681,720)
Offering costs	—	(3,938,775)
Distributions	(2,452,929)	(3,285,478)
Distributions to minority interest holders	(28,624)	(37,788)
Contributions from minority interest holders	287,257	1,852,305
Change in limited partners’ subscriptions	—	(4,731,878)
Change in restricted cash	—	4,729,955
Change in receivables from or payables to affiliates	(190,946)	331,762
Cash provided by financing activities	41,627,378	59,893,196

Net change in cash and cash equivalents	11,402,630	(10,576,972)
Cash and cash equivalents at beginning of period	15,769,969	36,503,558
Cash and cash equivalents at end of period	$27,172,599	$25,926,586

Supplemental disclosure:
Cash paid for interest, net of interest capitalized	$2,414,555	$545,693

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$1,603,362	$2,103,532
Property and equipment additions in accrued liabilities	$92,487	$298,033

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$—	$99,683

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  Initially, we were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception).  We offered our limited partnership units to the public pursuant to the offering that commenced on February 19, 2003, terminated on February 19, 2005, and is described below (the “Offering”).  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We used proceeds from the Offering, after deducting offering expenses, to acquire all types of commercial properties, including office buildings, shopping centers and hotels.  However, we will not actively engage in the business of managing the operations of hotels or similar properties.  We purchased properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  As of September 30, 2006, we have redeemed 154,569 of the units issued pursuant to the Offering for $1,383,242.  Our General Partners have decided to terminate the redemption program effective December 31, 2006.  Redemption requests completed and received by November 30, 2006 will be processed and submitted for approval, subject to the program’s limitations.

For the first three full fiscal years following the termination of the Offering, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of September 30, 2006, we estimate the per unit valuation to be $9.90, due to a $0.10 per unit special distribution made in 2005, which represents a portion of the net proceeds from the sale of a property.  After the first three full fiscal years following the termination of the Offering, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of November 10, 2006, we had 10,842,619 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of September 30, 2006, consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

flows for the nine month periods ended September 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended September 30, 2006 and 2005.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  We had recorded accumulated depreciation associated with our tangible assets of $4,358,022 at September 30, 2006.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of September 30, 2006 range from 0.5 years to 6.5 years.

Accumulated amortization associated with our lease intangibles was $7,925,371 at September 30, 2006.

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
October 1, 2006 - December 31, 2006	$1,127,394
2007	3,988,582
2008	1,429,496
2009	554,221
2010	554,221

As of September 30, 2006, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

				Acquired	Acquired
	Buildings and	Deferred	In-Place	Above-Market	Below-Market
	Improvements	Leasing Intangibles	Leases	Leases	Leases
Cost	$102,008,489	$699,059	$14,028,604	$3,440,370	$(578,176)
Less: depreciation and amortization	(4,358,022)	(66,774)	(6,469,776)	(1,750,715)	361,894
Net	$97,650,467	$632,285	$7,558,828	$1,689,655	$(216,282)

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

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three and nine months ended September 30, 2006 and 2005.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $142,485 and $109,269 at September 30, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid insurance and utility deposits, as well as prepaid supplies of our consolidated properties.

Investments in Unconsolidated Joint Ventures

We accounted for certain investments in joint ventures using the equity method of accounting because we exercised significant influence over, but did not control, these entities.  These investments were initially recorded at cost and were adjusted for our share of equity in earnings and distributions.  We reported our share of income and losses based on our ownership interests in the entities.  As of September 30, 2006 and December 31, 2005, we had no investments accounted for under the equity method.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1,475,948 and $998,230 at September 30, 2006 and December 31, 2005, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended September 30, 2006 and 2005 was $88,257 and $59,199, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for the nine months ended September 30, 2006 and 2005 was $214,063 and $203,221, respectively.  Our rental revenue also includes amortization of above- and below-market leases.  Rental revenue for the nine months ended September 30, 2006 also includes a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.

Preopening Costs

Preopening costs are expensed as incurred, consistent with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the hotel located on approximately 5.4 acres of land in Dallas, Texas (the “Mockingbird Commons Property”).  The hotel became operational in September 2006.

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

Concentration of Credit Risk

At September 30, 2006, we had cash and cash equivalents and restricted cash on deposit in three financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

5.                                      Real Estate

At September 30, 2006, we wholly owned six properties and owned interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures were consolidated as of September 30, 2006.

As of September 30, 2006, we wholly owned the following properties:

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

As of September 30, 2006, through separate limited partnerships or joint venture agreements, we owned interests in the following properties:

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

Acquisitions

On May 15, 2006, we acquired the Telluride Property through our direct and indirect interests in our wholly-owned subsidiary, Behringer Harvard Mountain Village, LLC.  We are the Class A member of Behringer Harvard Mountain Village, LLC with a 100% interest, and two unaffiliated parties, BMRAE I LP and CBCM, Ltd, are the Class B members.  We plan to construct 23 luxury condominium units on the 1.56 acre site under a development agreement with Amicus Interest, LLC, a Texas-based real estate development firm that will also manage the construction and marketing of the project.  Construction is expected to reach completion in January 2008.  The purchase price for the Telluride Property was approximately $6,900,000.  We paid the entire cost of the Telluride Property through the use of proceeds from the Offering.

Dispositions

On July 24, 2006, we sold a five-story office building and a free-standing single-story bank office building with drive-though lanes, both located on approximately 1.7 acres subject to a ground lease that expires in 2097 (the “Woodall Rodgers Property”) through our affiliate, Behringer Harvard Woodall Rodgers LP, to an unaffiliated third party.  The contract sale price was $10,450,000.  We realized a gain of approximately $2,758,000 from the sale of the Woodall Rodgers Property during the quarter ended September 30, 2006.  We acquired the Woodall Rodgers Property and an adjoining 1.6 acres of undeveloped land (the “Woodall Rodgers Development Property”) on February 11, 2004 for a total purchase price of $10,700,000.  We sold the Woodall Rodgers Development Property on April 6, 2005 for a contract sale price of $4,194,828 and recognized a gain of approximately $1,096,000.

6.                                      Investments in Unconsolidated Joint Ventures

At September 30, 2006, we did not have investments in unconsolidated joint ventures.  As of September 30, 2005, we accounted for one property, the Central Property, as a joint venture.  During 2005, we acquired additional ownership interests in the Skillman and Central Properties.  Our ownership in the Skillman Property increased from 85.71% at March 31, 2005 to 100% on May 23, 2005, and subsequent to that date, has been consolidated into our results of operations.  Our ownership interest in the Central Property increased from 50% at March 31, 2005 to 62.5% by October 31, 2005.  As a

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

result of our purchases of additional ownership interests in the Central Property, it has been consolidated into our results for the three and nine months ended September 30, 2006, whereas it was accounted for under the equity method for the three and nine months ended September 30, 2005.

7.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”).  The site is being redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar”).  The hotel began operations in September 2006.  The luxury condominiums and retail stores are expected to be completed in early 2007.  Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at September 30, 2006.  For the nine months ended September 30, 2006 and 2005, we capitalized a total of $39,432,851 and $11,216,619, respectively, in costs associated with the development of the Mockingbird Commons Property.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three months ended September 30, 2006 and 2005, we capitalized $1,256,880 and $507,545, respectively, in interest and deferred financing costs for the Mockingbird Commons Property.  For the nine months ended September 30, 2006 and 2005, we capitalized $3,096,857 and $1,256,641, respectively, in interest and deferred financing costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  The Northwest Highway Property currently has no operations, and no operations are planned.  Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at September 30, 2006.  For the nine months ended September 30, 2006 and 2005, we capitalized a total of $806,186 and $507,457 respectively, in costs associated with the development of the Northwest Highway Property.  During the three months ended September 30, 2006 and 2005, we capitalized $112,166 and $128,042, respectively, in interest and deferred financing costs for the Northwest Highway Property.  During the nine months ended September 30, 2006 and 2005, we capitalized $319,286 and $166,718, respectively, in interest and deferred financing costs for the Northwest Highway Property.

8.             Notes Payable

At September 30, 2006, we had notes payable of $122,540,581.  The following table sets forth our consolidated notes payable as of September 30, 2006 and December 31, 2005:

	Balance		Interest	Maturity
Description	September 30, 2006	December 31, 2005	Rate	Date
Woodall Rodgers Property Loan	$—	$4,562,750	Prime (1)(2)	(2)
Quorum Property Loan	4,964,511	4,972,242	Prime (1)	6/30/2007
Coit Property Loan	5,007,360	5,379,600	5.730%	10/4/2007
Skillman Property Loan	10,410,226	10,552,288	7.340%	4/11/2011
Central Property Loan	6,037,500	5,667,020	3 mo LIBOR + 2.5% (3)	8/17/2007
Mockingbird Commons Texans Loan	26,061,291	9,353,426	Prime + 0.5% (1)	10/1/2007
Mockingbird Commons American Loan	30,455,855	9,951,846	3 mo LIBOR + 2.75% (3)	9/30/2007
Northwest Highway Loan	4,353,838	3,867,424	3 mo LIBOR + 2.0% (3)	4/20/2007
Landmark I Loan	10,449,588	10,449,588	3 mo LIBOR + 1.4% (3)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	3 mo LIBOR + 1.4% (3)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5% (1)	9/29/2007
Revolver Agreement	11,250,000	—	30-day LIBOR + 1.75% (4)	9/1/2008
	$ 122,540,581	$78,306,596

(1)          Prime rate at September 30, 2006 was 8.25%.

(2)          Property sold on July 24, 2006.

(3)          Three month London Interbank Offer Rate (“LIBOR”) was 5.3725% at September 30, 2006.

(4)          30-day LIBOR was 5.3229% at September 30, 2006.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver.  On April 20, 2006, we borrowed the maximum amount of $11,250,000 under the Revolver Agreement.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the 30-day LIBOR or a combination of each.  We elected to use the interest rate based on the 30-day LIBOR rate, and at September 30, 2006, the interest rate on the Revolver was 30-day LIBOR plus 1.75%, or approximately 7.1%.  The balance under the Revolver Agreement as of September 30, 2006, was $11,250,000.  The Revolver has a three-year term with the option to extend for one additional year.  Monthly payments of interest are required.  Prepayment of principal can be made in full at any time and in part from time to time.  Borrowings under the Revolver Agreement will be used by us for working capital needs and, to the extent applicable, for payment of other obligations.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, we have guaranteed payment of any borrowings made under the Revolver Agreement.

On October 5, 2005, we acquired a 60% interest in the Melissa Land through our direct and indirect ownership interest in BHDGI, Ltd. (the “Melissa Land Partnership”).  On that same date, the Melissa Land Partnership borrowed $2,000,000 under a loan agreement (the “Melissa Land Loan”) with Dallas City Bank (the “Melissa Land Lender”).  The interest rate under the Melissa Land Loan was equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal.  A final payment of the principal and unpaid interest was due on September 29, 2006, the original maturity date.  We guaranteed payment of the obligation in the event that, among other things, the Melissa Land Partnership became insolvent or entered into bankruptcy proceedings and the Melissa Land was subject to a deed of trust to collateralize payment of the Melissa Land Loan.  On September 29, 2006, the Melissa Land Lender and the Melissa Land Partnership agreed to modify certain terms of the Melissa Land Loan.  Under the modified loan agreement, payments of unpaid accrued interest are due on December 29, 2006, March 29, 2007 and June 29, 2007, with a final payment of the unpaid principal and unpaid accrued interest due and payable on September 29, 2007.  All other terms of the Melissa Land Loan remain in effect.  The balance under the Melissa Land Loan at September 30, 2006 was $2,000,000.

As of September 30, 2006, approximately $78,900,000 of the outstanding balance of our notes payable is due within the next thirteen months.  Of that amount, approximately $72,500,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At September 30, 2006, we were in compliance with each of the debt covenants under our loan agreements.  Named buildings are held as collateral for the associated loans and all loans are unconditionally guaranteed by us.

9.             Commitments and Contingencies

In March 2005, Financial Accounting Standards Board (“FASB”) issued FIN No. 47, specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  We have identified conditional asset retirement obligations in connection with certain of our properties that are mainly related to asbestos removal.  Under FIN No. 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated.  We believe that as of September 30, 2006, we have incurred and paid all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for these conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

10.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to January 21, 2005, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

distribution.  We record all distributions when declared.  The limited partnership units issued through the DRIP were recorded when the units were actually issued.  The offering of the units pursuant to the DRIP was terminated on January 21, 2005.  However, investors may elect to participate in the distribution reinvestment plan of Behringer Harvard Opportunity REIT I, Inc.  Distributions payable at September 30, 2006 were $267,360.  The following are the distributions declared during the nine months ended September 30, 2006:

	Distributions
2006	Total	Cash	DRIP
Third Quarter	$821,639	$821,639	$—
Second Quarter	814,481	814,481	—
First Quarter	806,346	806,346	—
	$ 2,442,466	$2,442,466	$—

11.          Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of our assets.  The following is a summary of the related party fees and compensation incurred by us during the nine months ended September 30, 2006 and 2005:

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the period ended September 30, 2006	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$—	$—	$—	$—
Behringer Advisors II, reimbursement of organization and offering expenses	—	—	—	—
Behringer Advisors II, acquisition, advisory fees and expenses	213,850	—	213,850	—
HPT Management, property management and leasing fees	608,898	—	—	608,898
Behringer Advisors II, asset management fees	650,032	—	212,841	437,191
Total	$1,472,780	$—	$426,691	$1,046,089

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the period ended September 30, 2005	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$3,634,721	$3,634,721	$—	$—
Behringer Advisors II, reimbursement of organization and offering expenses	311,211	304,001	—	7,210
Behringer Advisors II, acquisition, advisory fees and expenses	2,314,676	—	2,314,676	—
HPT Management, property management and leasing fees	308,594	—	—	308,594
Behringer Advisors II, asset management fees	304,843	—	83,810	221,033
Total	$6,874,045	$3,938,722	$2,398,486	$536,837

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the nine months ended September 30, 2006 as a result of the termination of the Offering on February 19, 2005.  For the nine months ended September 30, 2005, Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the period ended September 30, 2005.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Behringer Advisors II, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  As of September 30, 2006, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf.  As of September 30, 2006, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed.  Of the $2,285,037 of organization and offering costs reimbursed by us as of September 30, 2006, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organizational costs.  For the nine months ended September 30, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the nine months ended September 30, 2005, we had reimbursed $311,211 of organization and offering expenses, of which $304,001 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organizational costs.  Behringer Advisors II or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the nine months ended September 30, 2006, Behringer Advisors II earned $183,300 of acquisition and advisory fees and was reimbursed $30,550 for acquisition related expenses.  During the nine months ended September 30, 2005, Behringer Advisors II earned $1,984,008 of acquisition and advisory fees and was reimbursed $330,668 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the nine months ended September 30, 2006 and 2005, we incurred property management fees payable to HPT Management of $608,898 and $308,594, respectively, of which $50,236 and $60,860 is included in income (loss) from discontinued operations, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the nine months ended September 30, 2006 and 2005, we incurred asset management fees of $650,032 and $304,843, respectively, of which $26,594 and $40,602 is included in net income (loss) from discontinued operations, respectively.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no real estate commissions for the nine months ended September 30, 2006.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. We incurred no debt financing fees for the nine months ended September 30, 2006 and 2005, respectively.

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

12.          Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet, to an unaffiliated third party for a contract sale price of $10,450,000.  We realized a gain on sale of approximately $2,758,000 from the sale during the quarter ended September 30, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of $4,527,525 with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Rental revenue	$81,849	$451,513	$1,043,682	$1,413,164

Expenses
Property operating expenses	221,482	174,890	517,768	410,112
Ground rent	21,723	87,837	197,397	263,511
Real estate taxes	17,807	48,434	131,007	188,188
Property and asset management fees	7,944	35,876	76,830	101,462
Interest expense, net	94,717	89,994	308,989	273,340
Depreciation and amortization	33,047	169,006	326,846	456,598
Total expenses	396,720	606,037	1,558,837	1,693,211

Interest income	1,104	931	5,194	1,904
Loss from discontinued operations	(313,767)	(153,593)	(509,961)	(278,143)

Gain on sale of assets	2,757,910	—	2,757,910	—
Income (loss) from discontinued operations	$2,444,143	$(153,593)	$2,247,949	$(278,143)

13.          Recently Issued Accounting Pronouncements

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3, on January 1, 2006.  The statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a material effect on our financial condition, results of operations, or liquidity.

We adopted FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” on July 1, 2006.  FIN No. 46R-6 clarifies that the variability to be considered in applying Interpretation 46R shall be based on an analysis of the design of the variable interest entity.  The adoption of this FSP did not have a material effect on our financial condition, results of operations, or liquidity.

14.          Subsequent Events

On October 12, 2006, Behringer Harvard Mountain Village, LLC (the “Telluride Borrower”), our wholly-owned subsidiary,  entered into a construction loan agreement (the “Telluride Loan Agreement”) with Texans Commercial Capital, LLC (the “Telluride Lender”), an unaffiliated third party.  Borrowings under the Telluride Loan Agreement may total up to $31,650,000.  The Telluride Loan Agreement is further evidenced by a promissory note from the Telluride Borrower for the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

benefit of the Telluride Lender.  The interest rate under the Telluride Loan Agreement is equal to the Wall Street Journal Prime Rate plus three-quarters percent (0.75%), with interest calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are due beginning November 1, 2006.  A principal payment in the amount of $5,000,000 is due and payable on October 1, 2008, unless, prior to that date, the Telluride Borrower has delivered to the Telluride Lender valid pre-sale contracts of luxury condominiums of not less than $6,000,000.  A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2009, the maturity date.  The Telluride Borrower may extend the maturity date of the Telluride Loan Agreement for one year upon receipt of (i) Telluride Borrower’s written request and (ii) a loan extension fee equal to 0.5% of the then outstanding balance if certain conditions are met.  Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Advances from the Telluride Loan Agreement will be used to fund the construction of luxury condominium units on the Telluride Property.  Behringer Advisors II, our general partner, received a financing fee of $150,000 in connection with the Telluride Loan Agreement. The Telluride Property is subject to a deed of trust to secure payment under the Telluride Loan Agreement.  In addition, we have guaranteed payment of any borrowings made under the Telluride Loan Agreement.

                On November 10, 2006, we made a special distribution in the amount of $4,983,268, or $0.4596 per unit, as a result of the sale of the Woodall Rodgers Property.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

For real estate owned by us through an investment in limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three and nine months ended September 30, 2006 and 2005.

Overview

At September 30, 2006, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures are consolidated at September 30, 2006.  At September 30, 2005, we had six wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  Three investments in partnerships and joint ventures were consolidated and one was accounted for under the equity method at September 30, 2005.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  Additionally, the single tenant terminated the lease at the 250/290 Carpenter Property effective June 30, 2006 and the Hotel Palomar became operational in September 2006.  We expect revenues and other property associated costs to increase as a result of the commencement of operations at the hotel.

Results of Operations

Three months ended September 30, 2006 as compared to the three months ended September 30, 2005

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2006 and 2005 was $3,196,692 and $4,112,642, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The decrease in rental revenue is primarily due to the loss of approximately $1,400,000 in revenue as a result of the termination of the single tenant’s lease at the 250/290 Carpenter Property effective June 30, 2006, partially offset by the consolidation of the Central Property results for the three months ended September 30, 2006 whereas it was accounted for under the equity method for the three months ended September 30, 2005.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2006 and 2005 were $1,544,160 and $481,467, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  Approximately $500,000 of the increase in property operating expenses is due to the commencement of operations at the Hotel Palomar in September 2006.  The remaining increase is due to the growth in the number of consolidated properties and additional costs incurred at the properties.  We expect property operating expenses to increase as our other development properties become operational.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2006 and 2005 were $734,162 and $719,769, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase is primarily due to the growth in the number of consolidated properties.  We expect real estate taxes to increase as properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2006 and 2005 were $321,289 and $277,816, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to the growth in the number of consolidated properties.  We expect real estate taxes to increase as properties under development become operational.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 and 2005 were $184,097 and $198,711, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Preopening Costs. Preopening costs for the three months ended September 30, 2006 were $794,779.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the three months ended September 30, 2005.

Interest Expense. Interest expense for the three months ended September 30, 2006 was $1,116,355 and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our six wholly-owned properties and our five investments in partnerships that we consolidated.  Interest expense for the three months ended September 30, 2005 was $143,465 and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with our six wholly-owned properties and the three investments in partnerships that we consolidated.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties.  Interest costs for the development portion of the Mockingbird Commons Property and Northwest Highway Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the three months ended September 30, 2006, we capitalized interest costs of $1,256,880 for the Mockingbird Commons Property and $112,166 for the Northwest Highway Property.  For the three months ended September 30, 2005, we capitalized interest costs of $507,545 for the Mockingbird Commons Property and $128,042 for the Northwest Highway Property.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2006 were $1,512,082 and include depreciation and amortization of buildings and real estate intangibles associated with our consolidated properties.  For the three months ended September 30, 2005, depreciation and amortization expenses associated with our consolidated properties were $2,229,897.  The decrease in depreciation and amortization expenses is primarily due to a write-off of lease intangibles related to the early termination of the single tenant’s lease at the 250/290 Carpenter Property at June 30, 2006.  We expect depreciation and amortization expenses to increase as development properties become operational.

Interest Income. Interest income for the three months ended September 30, 2006 was $243,415 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the three months ended September 30, 2005, was $63,494.  The increase in interest income is due to higher cash balances on deposit with banks primarily as a result of the sale of the Woodall Rodgers Property in July 2006.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the three months ended September 30, 2005 was $162,353 and was comprised of our share of equity in the losses of the Central Property.  We acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5%.  As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Minority Interest. Minority interest income for the three months ended September 30, 2006 was $401,140 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated.  Minority interest for the three months ended September 30, 2005 was a loss of $70,839 and represents the other partners’ proportionate share of income from investments in the three partnerships that we consolidated.

Discontinued Operations

Loss from Discontinued Operations. Losses from discontinued operations for the three months ended September 30, 2006 and 2005 were $313,767 and $153,593, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations of $2,757,910 for the three months ended September 30, 2006.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.  There were no sales of discontinued operations during the three months ended September 30, 2005.

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures were consolidated for the nine months ended September 30, 2006.  At September 30, 2005, we had six wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  Three investments in partnerships and joint ventures were consolidated and one was accounted for under the equity method at September 30, 2005.  We purchased the 250/290 Carpenter Property on April 9, 2005 and the Landmark I & II Properties on July 6, 2005.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  Additionally, the single tenant terminated the lease at the 250/290 Carpenter Property effective June 30, 2006 and the Hotel Palomar became operational in September 2006.

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2006 and 2005 was $13,923,117 and $7,220,037, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in rental revenue is primarily due to the growth of our portfolio.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2006 and 2005 were $2,959,903 and $876,950, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  Approximately $500,000 of the increase is due to the commencement of operations at the Hotel Palomar in September 2006.  The remaining increase is due to the growth in our portfolio and additional costs incurred at the properties.  We expect property operating expenses to increase as our additional development properties become operational.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2006 and 2005 were $2,248,924 and $1,142,360, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to the growth in our portfolio.  We expect real estate taxes to increase as properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2006 and 2005 were $969,259 and $428,165, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase in property and asset management fees is primarily due to the growth in our portfolio.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $583,907 and $599,337, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Preopening Costs. Preopening costs for the nine months ended September 30, 2006 were $1,186,074.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the nine months ended September 30, 2005.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $2,781,583 and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our six wholly-owned properties and our five investments in partnerships that we consolidated.  Interest expense for the nine months ended September 30, 2005 was $411,658 and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with our six wholly-owned properties and the three investments in partnerships that we consolidated.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties.  Interest costs for the development portion of the Mockingbird Commons Property and Northwest Highway Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the nine months ended September 30, 2006, we capitalized interest costs of $3,096,857 for the Mockingbird Commons Property and $319,286 for the Northwest Highway Property.  For the nine months ended September 30, 2005, we capitalized interest costs of $1,256,641 for the Mockingbird Commons Property and $166,718 for the Northwest Highway Property.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2006 and 2005 were $7,554,519 and $4,346,594, respectively, and include depreciation and amortization of buildings and real estate intangibles associated with our consolidated properties as well as a write-off of approximately $975,000 of lease intangibles related to the early termination of the single tenant’s lease at the 250/290 Carpenter Property.  The increase in depreciation and amortization expenses is primarily due to the increase in the number of our consolidated properties.  We expect depreciation and amortization expenses to increase as development properties become operational.

Interest Income. Interest income for the nine months ended September 30, 2006 was $434,825 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the nine months ended September 30, 2005, was $624,656.  As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of properties and the termination of the Offering on February 19, 2005.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the nine months ended September 30, 2005 was $741,940 and was comprised of our share of equity in the losses of both the Central Property and the Skillman Property.  We acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property has been consolidated with and into our consolidated accounts.  We also acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5%.  As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Gain on sale of assets. We recognized a gain on the sale of assets for the nine months ended September 30, 2005 of $1,096,396.  The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005.  No assets were sold during the nine months ended September 30, 2006.

Minority Interest. Minority interest income for the nine months ended September 30, 2006 was $585,050 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated.  Minority interest for the nine months ended September 30, 2005 was a loss of $92,552 and represents the other partners’ proportionate share of income from investments in the three partnerships that we consolidated.

Discontinued Operations

Loss from Discontinued Operations. Losses from discontinued operations for the nine months ended September 30, 2006 and 2005 were $509,961 and $278,143, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on sale of Discontinued Operations. We recognized a gain on the sale of assets for the nine months ended September 30, 2006 of $2,757,910.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.  There were no sales of discontinued operations for the nine months ended September 30, 2005.

Cash Flow Analysis

As of September 30, 2006 we owned interests in eleven properties versus ownership interests in ten properties at September 30, 2005.  During the nine months ended September 30, 2006 and 2005 we acquired one property and four properties, respectively, and we sold one operating property during the nine months ended September 30, 2006.  Additionally, our Offering ended on February 19, 2005.  As a result, certain items of our cash flows for the nine months ended September 30, 2006 may be significantly different from our cash flows for the nine months ended September 30, 2005.

Cash provided by operating activities for the nine months ended September 30, 2006 was $7,198,706 and was comprised primarily of the adjustment for depreciation and amortization of $9,355,957 and changes in working capital accounts of $2,843,077, partially offset by the net loss of $1,093,228 and the gain on the sale of discontinued operations of $2,757,910.  During the nine months ended September 30, 2005, cash provided by operating activities was $5,965,224 and consisted primarily of the adjustment for depreciation and amortization of $5,613,016, equity in losses of investments in joint ventures of $741,940 and changes in working capital accounts of $764,394, partially offset by the gain on sale of assets of $1,096,396.

Cash used in investing activities for the nine months ended September 30, 2006 was $37,423,454 and was primarily comprised of purchases of capital expenditures for properties under development of $38,340,146 and purchases of properties under development of $7,089,092, partially offset by the proceeds from the sale of discontinued operations of $9,836,318.  Cash used in investing activities for the nine months ended September 30, 2005 was $76,435,392 and was comprised primarily of purchases of real estate of $64,088,263, capital expenditures for properties under development of $9,123,257 and purchases of properties under development of $4,668,004, partially offset by proceeds from the sale of assets of $4,009,846.

Cash provided by financing activities was $41,627,378 in 2006 versus $59,893,196 in 2005.  For the nine months ended September 30, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $44,233,985, partially offset by distributions of $2,452,929.  For the nine months ended September 30, 2005, cash flows from financing activities consisted primarily of the issuance of limited partnership units, net of offering costs and redemptions, of $35,596,978 and proceeds from notes payable, net of payments, of $26,146,008, partially offset by distributions of $3,285,478.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses and distributions, and for the payment of our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions are expected to be met from operations.  Our cash and cash equivalents were $27,172,599 at September 30, 2006.

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

On September 1, 2005, we entered into the Revolver Agreement with the Revolver Lender.  Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the Revolver.  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver.  On April 20, 2006, we borrowed the maximum amount of $11,250,000 under the Revolver Agreement.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the 30-day LIBOR or a combination of each.  We elected to use the interest rate based on the 30-day LIBOR rate, and at September 30, 2006, the interest rate on the Revolver was 30-day LIBOR plus 1.75%, or approximately 7.1%.  The balance under the Revolver Agreement as of September 30, 2006, was $11,250,000.  The Revolver has a three-year term with the option to extend for one additional year.  Monthly payments of interest are required.  Prepayment of principal can be made in full at any time and in part from time to time.  Borrowings under the Revolver Agreement will be used by us for working capital needs and, to the extent applicable, for payment of other obligations.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, we have guaranteed payment of any borrowings made under the Revolver Agreement.

On October 5, 2005, we acquired a 60% interest in the Melissa Land through our direct and indirect ownership interest in the Melissa Land Partnership.  On that same date, the Melissa Land Partnership borrowed $2,000,000 under the

Melissa Land Loan with the Melissa Land Lender.  The interest rate under the Melissa Land Loan was equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal.  A final payment of the principal and unpaid interest was due on September 29, 2006, the original maturity date.  We guaranteed payment of the obligation in the event that, among other things, the Melissa Land Partnership became insolvent or entered into bankruptcy proceedings and the Melissa Land was subject to a deed of trust to collateralize payment of the Melissa Land Loan.  On September 29, 2006 the Melissa Land Lender and the Melissa Land Partnership agreed to modify certain terms of the Melissa Land Loan.  Under the modified loan agreement, payments of unpaid accrued interest are due on December 29, 2006, March 29, 2007 and June 29, 2007, with a final payment of the unpaid principal and unpaid accrued interest due and payable on September 29, 2007.  All other terms of the Melissa Land Loan remain in effect.  The balance under the Melissa Land Loan at September 30, 2006, was $2,000,000.

As of September 30, 2006, approximately $78,900,000 of the outstanding balance of our notes payable is due within the next thirteen months.  Of that amount, approximately $72,500,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

We were in compliance with all financial covenants and restrictions of the loan agreements at September 30, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006:

	Payments due by period
	Totals	2006	2007	2008	2009	2010	Thereafter
Notes payable	$122,540,581	$154,621	$78,990,170	$33,474,900	$241,414	$257,164	$9,422,312
Interest	13,662,158	2,362,313	7,697,174	2,177,773	621,703	605,953	197,242
Total	$136,202,739	$2,516,934	$86,687,344	$35,652,673	$863,117	$863,117	$9,619,554

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $122,500,000 in notes payable at September 30, 2006, approximately $107,100,000 represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $1,070,000.

At September 30, 2006, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.                                                           Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange

Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls system are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100125).  The Registration Statement also covered up to 1,000,000 units available pursuant to our DRIP at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  As of September 30, 2006, the number of units sold pursuant to the Offering was 10,997,188 limited partnership units and the gross offering proceeds realized were $109,244,460.  No units were sold during the three months ended September 30, 2006.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $97,217,661.  From the commencement of the Offering through September 30, 2006, we had used approximately $88,600,000 of such net offering proceeds to purchase real estate and investment interests, net of notes payable.  Of the amount used for the purchase of these investments, $6,331,590 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interest who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”).  The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption.  During any calendar year, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our DRIP plus 1% of the operating cash flow from the previous fiscal year.  The price we will pay for redeemed units and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time.  Our General Partners have decided to terminate the Redemption Program effective December 31, 2006.  Redemption requests completed and received by November 30, 2006 will be processed and submitted for approval, subject to the program’s limitations.  The provisions of the Redemption Program in no way limit our ability to repurchase units from investors by any other legally available means for any reason that our General Partners, in their discretion, deem to be in our best interest.  During the quarter ended September 30, 2006, we redeemed units as follows:

			Total Number of Units	Maximum Number of
	Approximate	Average	Purchased as Part	Units that May Yet
	Number of	Price Paid	of Publicly Announced	be Purchased Under
Period	Units Redeemed	per Unit	Plans or Programs	the Plans or Programs
July 2006	—	$—	—	(1)
August 2006	36,866	$8.90	36,866	(1)
September 2006	—	$—	—	(1)

(1)  A description of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2006.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 14, 2006		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1

Amended and Restated Agreement of Limited Partnership of the Registrant dated September 15, 2003 (previously filed in and incorporated by reference to Exhibit B to Supplement No. 2 to the prospectus of the Registrant filed on September 18, 2003)

3.2	First Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant dated March 29, 2006 (previously filed in and incorporated by reference to Form 10-K filed on March 31, 2006)

3.3

Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 22, 2002)

4.1

Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

10.1

Construction Loan Agreement by and between Behringer Harvard Mountain Village, LLC and Texans Commercial Capital, LLC regarding the Telluride Property (previously filed in and incorporated by reference to Form 8-K filed on October 18, 2006)

10.2

Promissory Note made between Behringer Harvard Mountain Village, LLC and Texans Commercial Capital, LLC regarding the Telluride Property (previously filed in and incorporated by reference to Form 8-K filed on October 18, 2006)

10.3

Guaranty Agreement made between Behringer Harvard Short-Term Opportunity Fund I LP and Texans Commercial Capital, LLC regarding the Telluride Property (previously filed in and incorporated by reference to Form 8-K filed on October 18, 2006)

10.4

Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to the Public Trustee of San Miguel County, Colorado, as trustee, for the benefit of Texans Commercial Capital, LLC regarding the Telluride Property (previously filed in and incorporated by reference to Form 8-K filed on October 18, 2006)

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