Form 10-K
period 2006-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2007-04-02
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☒

The aggregate market value of limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $107,706,911, assuming a market value of $9.90 per unit of limited partnership interest.

As of March 12, 2007, the Registrant had 10,803,839 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-K

Year Ended December 31, 2006

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and the inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.                    Business.

General Description of Business

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

The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  As of December 31, 2006, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We are using the proceeds from the Offering, after deducting offering expenses, to acquire properties or interests in properties and develop or redevelop such properties through separate limited partnerships or joint venture arrangements, including eight office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development and two additional development properties.  On May 15, 2006, we acquired an approximately 1.56 acre site in Telluride, Colorado (the “Telluride Property”) through our direct and indirect interests in our wholly-owned subsidiary, Behringer Harvard Mountain Village, LLC.  In addition, in July 2006 we sold a five story office building in Dallas, Texas located on approximately 1.7 acres of land subject to a ground lease that expires in 2097 (the “Woodall Rodgers Improved Property”).  In connection with that sale, we made a special distribution of approximately $4,980,000 to our limited partners in November 2006.  We are not currently seeking to purchase any additional properties however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  As of December 31, 2006, we wholly own six properties and we own interests in five properties through separate limited partnerships or joint venture arrangements.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership, pursuant to the liquidation and termination provisions of the Partnership Agreement.

Until December 31, 2008, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of December 31, 2006, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  Starting January 1, 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1620.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC and is used by permission.

Disposition Policies

As noted above, we have now completed the Offering.  We anticipate that prior to our termination and dissolution, all of our properties will be sold.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us or, after five years following the termination of the Offering, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment. Thus, we are intended to be self-liquidating in nature.  Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

•                  used to purchase land underlying any of our properties;

•                  used to buy out the interest of any co-tenant or joint venture partner in a property that is jointly owned;

•                  held as working capital reserves; or

•                  used to make capital improvements to existing properties.

Notwithstanding the above, reinvestment of proceeds from the sale of properties will not occur unless sufficient cash will be distributed to pay any federal or state income tax liability created by the sale of the property, assuming limited partners will be subject to a 30% combined federal and state tax rate.

We will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article XII of our Partnership Agreement, to our General Partners or their affiliates in connection with the reinvestment or distribution of proceeds from the sale, exchange or financing of our properties.

Although not required to do so, we will generally seek to sell our real estate properties for cash.  We may, however, accept terms of payment from a buyer that include purchase money obligations secured by mortgages as partial payment, depending upon then-prevailing economic conditions customary in the area in which the property being sold is located, credit of the buyer and available financing alternatives.  Some properties we sell may be sold on the installment basis under which only a portion of the sale price will be received in the year of sale, with subsequent payments spread over a number of years. In such event, our full distribution of the net proceeds of any sale may be delayed until the notes are paid, sold or financed.

Investment Objectives and Criteria

We are not currently actively seeking to purchase additional properties.  However, as mentioned above, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  If we purchase such properties, our intention is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  Our investment objectives are:

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

Acquisition and Investment Policies

To the extent we acquire any additional properties, we will primarily invest in quality commercial properties, such as office, retail, apartment, industrial and hotel properties that have been identified as being opportunistic investments with significant possibilities for near term capital appreciation.  These properties will be identified as such because of their property specific characteristics or their market characteristics.  For instance, properties that may benefit from unique repositioning opportunities or that are located in markets with higher volatility, lower barriers to entry and high growth potential (such as the southwestern United States), may present appropriate investments for us.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Economic or market conditions may influence us to hold our investments for different periods of time.  Our General Partners believe that a portfolio consisting of a preponderance of these types of properties enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

We plan to be opportunistic in our acquisitions of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues.  Many of the markets where we will acquire properties may have low barriers to entry.  However, we are not limited to such investments.  We may invest in commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if our General Partners determine that it would be advantageous to do so.  Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels.  We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  We will not, however, be actively engaged in the business of operating hotels, motels or similar properties.

We seek to invest in properties that will satisfy our objective of providing distributions of current cash flow to our limited partners.  However, because a significant factor in the valuation of income-producing real properties is their potential for future appreciation in value, our General Partners anticipate that the majority of properties we acquire will have the potential for both capital appreciation and distributions of current cash flow to investors.  To the extent feasible, we have sought to invest in a diversified portfolio of properties in terms of type of property and industry of our tenants that will satisfy our investment objectives of maximizing net cash from operations, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

We will not invest more than the lesser of 25% of the gross offering proceeds available for investment or 10% of our aggregate asset value in non-income producing properties.  If a property is expected to produce income within two years of its acquisition, we will not consider it a non-income producing property.  In addition, we will not acquire any property in exchange for units.

Our investment in real estate has generally taken, and will continue to take, the form of holding fee title or a long-term leasehold estate, either directly or indirectly through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of the General Partners or other persons.  In addition, we may purchase properties and lease them back to the sellers of such properties.  While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure investors that the Internal Revenue Service will not challenge such characterization.  In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and our income therefrom could be treated as portfolio income, rather than passive income.

We may continue to invest in properties that complement our geographic diversification, although we expect to focus on markets with higher volatility, lower barriers to entry and high growth potential (such as the southwestern United States).  Although we are not limited as to the geographic area where we may conduct our operations, we expect that all of our real property assets will be located in the United States.

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

In making acquisitions of real property we obtain independent appraisals.  However, we will rely on our own independent analysis and not on such appraisals in determining whether to invest in a particular property.  It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.  Copies of these appraisals will be available for review and duplication by investors at our office and will be retained for at least five years.

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

We and our performance are subject to the additional risks listed in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

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

Joint Venture and Co-Tenancy Investments

We have, and in the future may, enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets.  In this connection, we would likely enter into additional joint ventures with other Behringer Harvard programs.  Our General Partners also have the authority to cause us to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies.  We currently own interests in five properties through such third party joint venture arrangements.  In determining whether to invest in a particular joint venture, our General Partners will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments.  For more information on these criteria, see “Business — Acquisition and Investment Policies” and “Business — Conflicts of Interest.”

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

In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal.  In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.  Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest.  See “Business — Conflicts of Interest.”

Our General Partners may be presented with an opportunity to purchase all or a portion of a mixed-use property.  In such instances, it is possible that our General Partners would work in concert with other Behringer Harvard programs to apportion the assets within the property among us and the other Behringer Harvard programs in accordance with the investment objectives of the various programs.  After such apportionment, the mixed-use property would be owned by two or more Behringer Harvard programs or joint ventures comprised of Behringer Harvard programs.  The negotiation of how to divide the property among the various Behringer Harvard programs will not be arm’s-length and conflicts of interest will arise in the process.  It is possible that in connection with the purchase of a mixed-use property or in the course of negotiations with other Behringer Harvard programs to allocate portions of such mixed-use property, we may be required to purchase a property that our General Partners would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our General Partners consider desirable.  Although independent appraisals of the assets comprising the mixed-use property will be conducted prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

Borrowing Policies

We intend to use debt secured by real estate as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  By operating on a leveraged basis, management expects that we will have more funds available for investment in properties and other investments.  This will enable us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  Furthermore, the use of leverage increases the risk of default on the mortgage payments and a subsequent foreclosure of a particular property.

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment.  Our Partnership Agreement authorizes us to borrow funds to the extent permissible under applicable North American Securities Administrators Association (“NASAA”) Guidelines.  These borrowing limitations became applicable after the termination of the Offering on February 19, 2005.  Thus, during the Offering, we were able to borrow funds in any amount necessary to enable us to invest the proceeds of the Offering in properties.  However, because we do not expect to have any loans insured, guaranteed or provided by the federal government or any state or local government or agency or instrumentality thereof, the total amount of indebtedness that may be incurred by us can not exceed at any time the sum of (i) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (ii) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing.  We expect but cannot assure that, at any time, the total amount of indebtedness incurred will not exceed 75% of our aggregate asset value.

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

While we will strive for diversification, the number of different properties that we can acquire is affected by the amount of funds available to us.  Our ability to increase our diversification through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate.  When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

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

Our General Partners are Robert M. Behringer and Behringer Advisors II.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, HPT Management, our property manager, and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Messrs. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox and Jon L. Dooley are the executive officers of Harvard Property Trust, LLC, the sole general partner of Behringer Advisors II, HPT Management and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Our General Partners are advised by our advisory board.  Although the members of the advisory board are not permitted to serve as a general partner, officer or employee of ours, Behringer Advisors II, our affiliates or affiliates of Behringer Advisors II, members of our advisory board may purchase or own securities of, or have other business relations with, such parties.  One of the members of the advisory board, Mr. Ralph G. Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer.  All of such programs have been liquidated.  Another member of our advisory board, Mr. Patrick M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner has represented and is expected to continue to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters.  Mr. Arnold also owns a nominal interest in Behringer Holdings.  Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest.  Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflicts resolutions policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

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

Generally, we will not purchase or lease any property in which the General Partners or any of their affiliates have an interest; provided, however, that our General Partners or any of their affiliates may temporarily enter into contracts relating to investments in properties to be assigned to us prior to closing or may purchase property in their own name and temporarily hold title for us, provided that such property is purchased by us at a price no greater than the cost of such property, including acquisition and carrying costs, to our General Partners or their affiliates.  Further, our General Partners or such affiliates may not have held title to any such property on our behalf for more than twelve months prior to the commencement of the Offering; our General Partners or their affiliates will not sell property to us if the cost of the property exceeds the funds reasonably anticipated to be available for us to purchase any such property; and all profits and losses during the period any such property is held by our General Partners or their affiliates will accrue to us.  In no event may we:

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

Affiliated Property Manager

We anticipate that properties we acquire will be managed and leased by HPT Management, our affiliated property manager.  Our agreement with HPT Management has a seven-year term ending in June 2010, which we can terminate only in the event of gross negligence or willful misconduct on the part of HPT Management.  HPT Management also serves, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities, including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our General Partners.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Significant Tenants

As of December 31, 2006, two of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  CompUSA, Inc., a retailer of consumer electronics, leases 100% of a two-story office building located on approximately 8.6 acres of land in Dallas, Texas (“Landmark I”) and an additional two-story office building located on approximately 11.3 acres of land in Dallas, Texas (“Landmark II”) and accounted for rental revenue of approximately $6,000,000, or approximately 31% of our aggregate annual rental revenues for the year ended December 31, 2006.  Citicorp North America, Inc. (“CitiCorp”), a global financial services company, leased 100% of a three-building office complex located in Irving, Texas, a suburb of Dallas (the “250/290 Carpenter Property”), and accounted for rental revenue of approximately $4,700,000, or approximately 24% of our aggregate annual rental revenues for the year ended December 31, 2006.  CitiCorp terminated their lease effective June 30, 2006 and paid an early termination fee of approximately $1,810,000, which is included in rental revenue for the year ended December 31, 2006.

Employees

We have no direct employees.  The employees of affiliates of Behringer Advisors II perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations.

We are dependent on our affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  Copies of our filings with the SEC may be obtained from the web site maintained for us by our advisor at http://www.behringerharvard.com or at the SEC’s web site at http://www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.

Risks Related to an Investment in Behringer Harvard Short-Term Fund I LP

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

We have acquired, and anticipate acquiring, a large percentage of our properties in the Southwest United States, particularly in the Dallas, Texas metropolitan area.  As a result of this limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in that area.

Many of the properties that we have acquired using the proceeds of the Offering have thus far been located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area.  Consequently, because of the lack of geographic diversity among our current and potentially future assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area.  An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II, Harvard Property Trust, LLC, including Mr. Behringer, who would be difficult to replace.  Although Harvard Property Trust, LLC has employment agreements with key personnel of the general partner, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with Harvard Property Trust, LLC or us.  If any of Harvard Property Trust, LLC’s key personnel were to cease employment, our operating results could suffer.  The indirect parent company of Behringer Advisors II, Behringer Harvard Holdings, LLC, has obtained key person life insurance on the life of Mr. Behringer and is in the process of obtaining key person life insurance on the lives of Messrs. Aisner, Reihsen, Bresky, Mattox and Jeffrey S. Schwaber.  We do not intend to separately maintain key person life insurance on Mr. Behringer or any other person.  We believe that our future success depends, in large part, upon Harvard Property Trust, LLC’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure limited partners that Harvard Property Trust, LLC will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions.  We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

We may enter into joint ventures with other Behringer Harvard sponsored programs or other third parties having investment objectives similar to ours for the acquisition, development or improvement of properties.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Since our General Partners and their affiliates would control us and would either control or serve as advisor to the other Behringer Harvard program, agreements and transactions between the parties with respect to any joint venture between or among such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to limited partners.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

Morris, Manning & Martin, LLP acts as legal counsel to us, and is also expected to represent our General Partners and some of their affiliates from time to time.  There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties.  If any situation arises in which our interests appear to be in conflict with those of our General Partners or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.  Moreover, should such a conflict not be readily apparent, or otherwise not recognized, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties which could affect us and, therefore, our limited partners’ ability to meet our investment objectives.

Risks Related to Our Business in General

The Texas Revised Limited Partnership Act (TRLPA) does not grant limited partners any voting rights, and limited partners’ rights are limited under our Partnership Agreement.

A vote of a majority of the units of limited partnership interest is sufficient to take the following actions:

•                  to amend our Partnership Agreement;

•                  to dissolve and terminate the Partnership;

•                  to remove our General Partners; and

•                  to authorize a merger or a consolidation of the Partnership.

These are the only significant voting rights granted to our limited partners under our Partnership Agreement.  In addition, TRLPA does not grant limited partners any specific voting rights.  Therefore, limited partners’ voting rights in our operations are limited.

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

Limited partners are unable to sell their units pursuant to our redemption program after December 31, 2006.

Our General Partners decided to terminate our unit redemption program effective December 31, 2006.  As such, the ability of limited partners to dispose of their investments in the Partnership is severely limited.

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

There are many factors that can affect the availability and timing of cash distributions to limited partners.  Distributions will be based principally on cash available from our properties, real estate securities and other investments.  We expect to distribute net cash from operations and nonliquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs which we invest, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We currently pay monthly distributions at an annualized rate of 3%.  Such distributions are not necessarily indicative of current or future operating results and we can give no assurance that we will be able to maintain distributions at the current rate or that distributions will increase over time.  Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to limited partners.  Our actual results may differ significantly from the assumptions used by our General Partners in establishing the distribution rate to limited partners.

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

In addition, there is a risk that depressed economic conditions could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on an investment.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Gains and distributions upon resale of our properties are uncertain.

Although gains from the sales of properties typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure investors that we will realize any gains on the resales of our properties.  In any event, investors should not expect distribution of such proceeds to occur during the early years of our operations.  Although we are currently preparing and assessing properties for potential sale, we are not required to do so, and receipt of the full proceeds of any such sales may be extended over a substantial period of time following the sales.  In addition, the amount of taxable gain allocated to investors with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale.

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

The reinvestment of proceeds from the sale of our properties will not occur, however, unless sufficient cash will be distributed to investors to pay any federal or state income tax liability created by the sale of the property, assuming investors will be subject to a 30% combined federal and state tax rate.

If we sell any of our properties in tenant-in-common transactions, those sales may be viewed as sales of securities, and we would retain potential liability after the sale under applicable securities laws.

We may sell properties in tenant-in-common transactions.  If we do make such sales, they may be viewed as sales of securities, and as a result if the purchasers in the tenant-in-common transaction had post-closing claims, they could bring claims under applicable securities laws.  Those claims could have a material adverse effect upon our business and results of operations.

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

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•                  we have insufficient proceeds from our offering to pay the purchase price at closing.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure investors that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions, if any.

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

We may have to make significant capital expenditures to maintain lodging facilities.

Hotels have an ongoing need for renovations and other capital improvements, including replacement of furniture, fixtures and equipment.  Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•                  cost overruns and delays;

•                  renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•                  the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•                  the risk that the return on our investment in these capital improvements will be less than expected.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow money to fund future capital improvements.

We are dependent on third-party managers of lodging facilities.

We depend on independent management companies to adequately operate our hotels and will depend on independent management companies for any additional lodging facilities we acquire.  We generally will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates).  Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels.  We can only seek redress if a management company violates the terms of the applicable management agreement, and then only to the extent of the remedies provided for under the terms of the management agreement.  In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional real properties.  We may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to limited partners may be affected.  In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our limited partners will be adversely affected.  Our approach to investing in properties utilizing leverage in order to accomplish our investment objectives may present more risks to investors than comparable real estate programs which have a longer intended duration and which do not utilize borrowing to the same degree.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a limited partner.  Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties.  Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.  Investors should also note that our counsel’s tax opinion assumes that no legislation that will be applicable to an investment in our units will be enacted after the commencement of the Offering on February 19, 2003.

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

The State of Texas recently enacted legislation that creates a new “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to our investors.

In May 2006, the State of Texas enacted legislation which replaces the current franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The new legislation expands the entities from those that are covered by the current Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is that part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this new Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  As a result of our significant assets in Texas, the new margin tax, combined with the decrease in reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to investors.

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

If our assets were deemed to be assets of qualified plans investing as limited partners, known as “plan assets,” our General Partners would be considered to be plan fiduciaries and certain contemplated transactions between our General Partners or their affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code.  Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the General Partners as plan fiduciaries with respect to our investments.  We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (“Department of Labor”) regarding classification of our assets.

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

As of December 31, 2006, we wholly-owned the following properties:

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

As of December 31, 2006, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner.  It also makes it necessary for us to estimate the value of our limited partnership units.  As of December 31, 2006, we estimate the per unit value of our limited partnership units to be $9.44.  The basis for the valuation was established in our prospectus for the sale of our securities and is set forth below.

In order for NASD members and their associated persons to participate in the offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units.  For these purposes, the deemed value of the units is $9.44 per unit as of December 31, 2006.  The basis for this valuation is the fact that the public offering price for our units in the Offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers), reduced by $0.56 per unit due to special distributions made in 2005 and 2006 of a portion of the net proceeds from the sale of properties.  However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $9.44 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future.  Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership.  Such a distribution upon liquidation may be less than $9.44 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees, as described in more detail in the accompanying financial statements.  We do not currently anticipate obtaining annual appraisals for the properties we have acquired until December 31, 2009, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.  We expect to continue to use the $9.44 price as the estimated per unit value reported in our annual reports through December 31, 2008; provided, however, that if we sell any additional properties and make one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit will be equal to the offering price in the Offering less the amount of net sale proceeds per unit distributed to investors as a result of the sale of properties.

Unit Redemption Program

The Partnership Agreement includes a unit redemption program.  Limited partners who held their units for a least one year were able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”), in accordance with the procedures described below.  The General Partners terminated the Redemption Program on December 31, 2006.  Subject to the conditions and limitations below, during the term of the Redemption Program, we redeemed the units presented for redemption for cash to the extent that sufficient funds from operations were available to fund such redemption.  Except as described below for redemptions upon the death of a limited partner or upon the disability of the limited partner or such limited partner’s need for long-term care, the purchase price per unit for the redeemed units was equal to the amount by which (a) the lesser of (i) 90% of the average price per unit the original purchaser or purchasers of units paid to the Partnership for all of his or her units or (ii) $9.00 exceeded (b) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties.  The General Partners reserved the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death, disability or need for long-term care or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the Redemption Program.  The purchase price per unit for units redeemed upon the death of a limited partner or upon the disability of a limited partner or such limited partner’s need for long-term care (provided that the condition causing such disability or need for long-term was not pre-existing on the date that such limited partner became a limited partner), was equal to the amount by which (1) the average price per unit the limited partner paid to the Partnership for all of his or her units exceeded (2) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties.  In order to qualify for a redemption under the special provision for death, disability or long-term care, the redemption request must have been received by the Partnership within 180 days of the date of death or determination of disability or need for long-term care.  In addition, with respect to requests for redemption under the disability or long-term care special provision, the condition causing the disability or need for long-term care must not have been pre-existing on the date that the limited partner acquired the units.

 During the term of the Redemption Program, the General Partners determined at least quarterly whether we would repurchase units and the cash available for redemption.  Under the terms of the plan, during any calendar year, we did not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the General Partners determined whether we had sufficient cash from operations to repurchase units, and such purchases were generally limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment and automatic purchase plan.  During the quarter ended December 31, 2006, we redeemed units as follows:

Period	Approximate Number of Units Redeemed	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2006	—	$—	—	(1)
November 2006	38,779	$8.87	38,779	(1)
December 2006	—	$—	—	(1)

(1)             A description of the maximum number of units that could have been purchased under the Redemption Program is included in the narrative preceding this table.

We cancelled the units we purchased under the Redemption Program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement.  As of December 31, 2006, we had repurchased 193,349 units under the Redemption Program for $1,727,109.

Holders

As of March 12, 2007, we had 10,803,839 limited partnership units outstanding that were held by a total of approximately 4,200 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, the Partnership Agreement generally requires cash distributions at least as often as quarterly.  We currently declare and pay distributions on a monthly basis.  In March 2004, we initiated the declaration of monthly distributions in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per share.  Prior to January 21, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment and automatic purchase plan, limited partners were permitted to receive additional limited partnership units in lieu of a cash distribution.  We record all distributions when declared.  The limited partnership units issued through the DRIP were recorded when the units were actually issued.  The offering of the units pursuant to the DRIP was terminated on January 21, 2005.  On November 10, 2006, we paid a special distribution of approximately $4,980,000, as a result of the sale of the Woodall Rodgers Improved Property, to limited partners of record as of November 1, 2006.  Additionally, we paid a special distribution in the amount of approximately $1,096,000 on June 1, 2005, as a result of the gain recognized on the sale of approximately 1.6 acres of undeveloped land adjoining the Woodall Rodgers Improved Property (the “Woodall Rodgers Development Property”).  The distribution was made to limited partners of record as of May 15, 2005.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  The following are the distributions declared during the years ended December 31, 2006 and 2005:

2006	Cash
Fourth Quarter	$5,771,787
Third Quarter	821,639
Second Quarter	814,481
First Quarter	806,346
$8,214,253

2005	Cash
Fourth Quarter	$825,256
Third Quarter	829,169
Second Quarter	1,917,689
First Quarter	747,577
$4,319,691

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On February 19, 2003, we commenced the Offering of up to 10,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100125).  The Registration Statement also covered up to 1,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan at a price of $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The Offering was terminated on February 19, 2005.  The number of units sold and the offering proceeds realized pursuant to the Offering as of December 31, 2006 were 10,997,188 limited partnership units for $109,244,460.  The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $97,217,661.

From the commencement of the Offering through December 31, 2006, we had used approximately $90,800,000 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable.  Of the amount used for the purchase of these investments, $6,331,590 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Item 6.                    Selected Financial Data.

As of December 31, 2006 and 2005, we had ownership interests in eleven properties.  At December 31, 2004, we owned interests in six properties and at December 31, 2003 we owned no interests in any properties, as our first property acquisition was in February 2004.  Accordingly, the following selected financial data for the year ended December 31, 2006 may not be comparable to the years ended December 31, 2005, 2004 or 2003.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected data below has been derived from our financial statements.

	As of	As of	As of	As of	As of
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Total assets	$233,363,649	$180,576,904	$99,278,275	$4,608,470	$600

Long-term debt obligations	$135,304,015	$78,306,596	$31,235,080	$—	$—
Other liabilities	15,141,950	6,415,776	7,488,163	125,647	—
Minority interest	6,384,370	7,127,377	1,695,362	—	—
Partners’ capital	76,533,314	88,727,155	58,859,670	4,482,823	600
Total liabilities and partners’ capital	$233,363,649	$180,576,904	$99,278,275	$4,608,470	$600

					From inception
					(September 20, 2002)
	Year ended	Year ended	Year ended	Year ended	through
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Revenues	$19,617,725	$11,511,497	$1,124,927	$—	$—

Gain on sale of assets	—	$1,096,396	—	—	—

Loss from continuing operations	$(5,343,166)	$(819,233)	$(827,521)	$(109,181)	$—
Loss from discontinued operations	(502,335)	(302,498)	(487,565)	—	—
Gain on sale of discontinued operations	2,757,910	—	—	—	—
Net loss	$(3,087,591)	$(1,121,731)	$(1,315,086)	$(109,181)	$—

Basic and diluted per limited partnership unit data:
Loss from continuing operations	$(0.49)	$(0.07)	$(0.32)	$(1.18)	$—
Income (loss) from discontinued operations	0.21	(0.03)	(0.19)	—	—
Basic and diluted net loss per limited partnership unit	$(0.28)	$(0.10)	$(0.51)	$(1.18)	$—

Distributions declared per limited partnership unit	$0.76	$0.40	$0.31	$—	$—

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining

Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN No. 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN No. 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office buildings are depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed used properties are depreciated over the estimated useful life of 39 years using the straight-line method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated, which could result in an overstatement or understatement of depreciation and/or amortization expense.  These variances could be material to our financial statements.

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

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the years ended December 31, 2006, 2005 or 2004.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

Overview

We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties, and lease such property to one or more tenants.  We are opportunistic in our acquisition of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  We purchased our first property on February 11, 2004 in Dallas, Texas.  As of December 31, 2006 we wholly-owned six properties and owned interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures are consolidated as of December 31, 2006.  We revised the presentation of our 2004 Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption to conform to current presentation.  See Note 17 — “Revisions to Consolidated Statements of Operations for the year ended December 31, 2004” in the Notes to the Consolidated Financial Statements.

Results of Operations

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

For the year ended December 31, 2006, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures were consolidated with and into our accounts for the entire year ended December 31, 2006.  At December 31, 2005, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  Two interests in properties and joint ventures became consolidated with and into our accounts during the year ended December 31, 2005.  As a result, all five investments in partnerships and joint ventures were consolidated into our accounts at December 31, 2005.  At January 1, 2005, our 85.71% interest in the Skillman Property and our 50% interest in the Central Property were accounted for under the equity method.    On May 23, 2005, we purchased the remaining 14.29% interest in the Skillman Property, resulting in our 100% direct ownership and consolidation of this property with and into our consolidated accounts subsequent to that date.  We acquired an additional 6.25% interest in the Central Property effective August 31, 2005 and an additional 6.25% on October 31, 2005, resulting in our 62.5% ownership and the consolidation of this property subsequent to October 31, 2005.  The operations of the Woodall Rodgers Improved Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased the Telluride property, which is currently under development, on May 15, 2006.  We purchased the 250/290 Carpenter Property on April 4, 2005 and the Landmark I & II Properties on July 6, 2005.  In addition, the single tenant at the 250/290 Carpenter Property terminated their lease effective June 30, 2006 and the boutique hotel portion of the Mockingbird Commons Property (“Hotel Palomar”) became operational in September 2006.

Continuing Operations

Revenue. Rental revenue for the years ended December 31, 2006 and 2005 totaled $19,617,725 and $11,511,497, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in revenue for the year ended December 31, 2006 is primarily a result of the commencement of operations at Hotel Palomar, the increase in the number of consolidated properties and recognizing a full year of revenues from properties acquired during 2005.   Management expects future increases in rental revenue as we recognize full year results of development properties that have become operational.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2006 and 2005 were $6,149,465 and $1,539,027, respectively.  Property operating expenses for the years ended December 31, 2006 and 2005 were comprised of expenses related to the daily operations from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in property operating expenses for the year ended December 31, 2006 is primarily due to the commencement of operations at Hotel Palomar, the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.  Management expects future increases in property operating expenses as we recognize full year results of development properties that have become operational.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2006 and 2005 were $2,751,965 and $1,830,436, respectively, and were comprised of real estate taxes associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in real estate taxes for the year ended December 31, 2006 is primarily due to the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.  Management expects future increases in real estate taxes as we recognize full year results of development properties that have become operational.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2006 and 2005 were $1,293,416 and $719,100, respectively, and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in property and asset management fees for the year ended December 31, 2006 is primarily due to the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.  Management expects future increases in property and asset management fees as we recognize full year results of development properties that have become operational.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2006 and 2005 were $761,421 and $814,285, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, printing costs, legal fees, tax preparation fees, directors’ and officers’ insurance premiums and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Preopening Costs. Preopening costs for the year ended December 31, 2006 were $1,850,653.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the year ended December 31, 2005.  Management does not expect additional preopening costs in the near future as the Hotel Palomar became operational in September 2006.

Interest Expense. Interest expense for the year ended December 31, 2006 was $4,269,003 and was comprised of interest expense and amortization of deferred financing fees related to the notes payable associated with the acquisition and development of our wholly-owned properties and our investments in partnerships.  Interest expense for the year ended December 31, 2005 was $1,625,414 and was comprised of interest expense and amortization of deferred financing fees related to the notes payable associated with our wholly-owned properties and the investments in partnerships that we consolidated.  Management expects interest expense to increase if we continue to use borrowings in our acquisition of new properties and new development.  Interest will continue to be capitalized until the remaining development of the Mockingbird Commons Property, the Northwest Highway Land and the Telluride Property is complete.  We have contracted, and will contract in the future, with unaffiliated third parties to manage the daily operations when development of these properties is complete.   For the year ended December 31, 2006, we capitalized interest costs of $4,044,249 for the Mockingbird Commons Property, $438,306 for the Northwest Highway Property and $405,893 for the Telluride Property.  For the year ended December 31, 2005, we capitalized interest costs of $1,521,348 for the Mockingbird Commons Property and $279,364 for the Northwest Highway Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $9,728,078 and $6,894,990, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in depreciation and amortization expense for the year ended December 31, 2006 is primarily due to the commencement of operations at Hotel Palomar, the increase in the number of consolidated properties and recognizing a full year of revenues from properties acquired during 2005.  Management expects future increases in depreciation and amortization expense as we recognize full year results of development properties that have become operational.

Interest Income. Interest income for the year ended December 31, 2006 was $692,677 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the year ended December 31, 2005 was $698,262.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the year ended December 31, 2005 was $801,497 and was comprised of our share of equity in the losses of the Central and the Skillman Properties.  We acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property has been consolidated with and into our consolidated accounts.  We also acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5% at December 31, 2005.  As a result, subsequent to October 31, 2005, the Central Property has been consolidated with and into our consolidated accounts.

Gain on sale of assets. We recognized a gain on the sale of assets for the year ended December 31, 2005 of $1,096,396.  The gain was a result of the sale of the Woodall Rodgers Development Property on April 6, 2005.  The gain on sale of assets sold during the year ended December 31, 2006 is reflected in the gain on sale of discontinued operations.

Minority Interest. Minority interest for the year ended December 31, 2006 was $1,150,433 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated  Minority interest for the year ended December 31, 2005 was $99,361 and represents the other partners’ proportionate share of losses of investments in the five partnerships that we consolidated.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2006 and 2005 was $502,335 and $302,498, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for the Woodall Rodgers Improved Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $2,757,910.  The gain was a result of the sale of the Woodall Rodgers Improved Property on July 24, 2006.  There were no sales of discontinued operations for the year ended December 31, 2005.

Fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004

For the year ended December 31, 2005, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures were consolidated at December 31, 2005.  At December 31, 2004, we had two wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  Two investments in partnerships and joint ventures were consolidated and two were accounted for under the equity method at December 31, 2004.  At December 31, 2004, our 85.71% interest in the Skillman Property and our 50% interest in the Central Property were accounted for under the equity method.    On May 23, 2005, we purchased the remaining 14.29% interest in the Skillman Property, resulting in our 100% direct ownership and consolidation of this property with and into our consolidated accounts subsequent to that date.  We acquired an additional 6.25% interest in the Central Property effective August 31, 2005 and an additional 6.25% on October 31, 2005, resulting in our 62.5% ownership and the consolidation of this property subsequent to October 31, 2005.  The operations of the Woodall Rodgers Improved Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased the 250/290 Carpenter Property on April 4, 2005 and the Landmark I & II Properties on July 6, 2005.

Continuing Operations

Revenue. Rental revenue for the year ended December 31, 2005 was $11,511,497 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from our wholly-owned properties and our investments in partnerships that we consolidated.  During the year ended December 31, 2004, rental revenue was $1,124,927 and was comprised of revenue from our wholly-owned property and the two investments in partnerships that we consolidated.  The increase in rental revenue was driven by the growth in our portfolio of properties during 2005.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2005 and 2004 were $1,539,027 and $417,694, respectively.  Property operating expenses for the year ended December 31, 2005 were comprised of expenses related to the daily operations from our wholly-owned properties and our investments in partnerships that we consolidated.  Property operating expenses for the year ended December 31, 2004 were comprised of operating expenses from our wholly-owned property and the two investments in partnerships that we consolidated.  The increase in property operating expenses was driven by our growth due to acquisitions during 2005.

Real Estate Taxes. Real estate taxes for the year ended December 31, 2005 were $1,830,436 and were comprised of real estate taxes associated with our wholly-owned properties and our investments in partnerships that we consolidated.  Real estate taxes in the amount of $177,021 for the year ended December 31, 2004 were composed of property taxes from our wholly-owned property and the two investments in partnerships that we consolidated.  The increase in real estate taxes was primarily due to the acquisition of additional properties during 2005.

Property and Asset Management Fees. Property and asset management fees for the year ended December 31, 2005 were $719,100 and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships that we consolidated.  Property and asset management fees of $78,020 for the year ended December 31, 2004 were composed of property taxes from our wholly-owned property and the two investments in partnerships that we consolidated.  The increase in property and asset management fees was primarily due to the growth in our portfolio of properties during 2005.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 and 2004 were $814,285 and $400,231, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, printing costs, legal fees, tax preparation fees, directors’ and officers’ insurance premiums and other administrative expenses.  The increase in general and administrative expenses was primarily due to the increase in auditing fees and transfer agent fees.

Interest Expense. Interest expense for the year ended December 31, 2005 was $1,625,414 and was comprised of interest expense and amortization of deferred financing fees related to the notes payable associated with the acquisition and development of our wholly-owned properties and our investments in partnerships.  Interest expense for the year ended December 31, 2004 was $166,677 and was comprised of interest expense and amortization of deferred financing fees related to the notes payable associated with our wholly-owned property and the two investments in partnerships that we consolidated.  Interest continued to be capitalized until development of the Mockingbird Commons Property and the Northwest Highway Land was complete.  For the year ended December 31, 2005, we capitalized interest costs of $1,521,348 for the Mockingbird Commons Property and $279,364 for the Northwest Highway Property.  For the year ended December 31, 2004, we capitalized interest costs of $159,228 for the Mockingbird Commons Property.  The increase in interest expense was due to borrowings used to purchase additional properties during 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2005 was $6,894,990 and includes depreciation and amortization of buildings and real estate intangibles associated with our wholly-owned properties and our investments in partnerships that we consolidated.  For the year ended December 31, 2004, depreciation and amortization expense associated with our wholly-owned property and the two investments in partnerships that we consolidated was $442,370.  The increase in depreciation and amortization expense was due to the increase in our portfolio of properties during 2005.

Interest Income. Interest income for the year ended December 31, 2005 was $698,262 and was comprised primarily of interest income associated with funds on deposit with banks.  As we admitted new unit holders, subscription proceeds were released to us from escrow and were then utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term, liquid investments and earned interest income.  Interest income for the year ended December 31, 2004 was $150,406.  The increase in interest income was due to higher cash balances on deposit with banks as a result of increased proceeds from the Offering which terminated on February 19, 2005.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the year ended December 31, 2005 and 2004 was $801,497 and $414,052, respectively, and was comprised of our share of equity in the losses of the Central and the Skillman Properties.  We acquired the remaining 14.29% interest in the Skillman Property on May 23, 2005 and subsequent to that date, the Skillman Property was consolidated with and into our consolidated accounts.  We also acquired two additional 6.25% interests in the Central Property effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5% at December 31, 2005.  As a result, subsequent to October 31, 2005, the Central Property was consolidated with and into our consolidated accounts.

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

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2005 and 2004 was $302,498 and $487,565, respectively.  Losses from discontinued operations, for the respective periods, represents the activity for the Woodall Rodgers Improved Property, which was sold on July 24, 2006.

Cash Flow Analysis

We purchased our first property on February 11, 2004 in Dallas, Texas.  As of December 31, 2006 we wholly-owned six properties and owned interests in five properties through investments in partnerships and joint ventures.  As of December 31, 2005, we owned interests in eleven properties and as of December 31, 2004 we owned interests in six properties.  As a result, certain items of our cash flows for the year ended December 31, 2006 may be significantly different from our cash flows for the years ended December 31, 2005 and December 31, 2004.

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Cash provided by operating activities for the year ended December 31, 2006 was $6,978,937 and was comprised primarily of the net loss of $3,087,591, the gain on sale of discontinued operations of $2,757,910 and minority interest of $1,150,433, offset primarily by the adjustments for depreciation and amortization of $11,386,457 and changes in working capital accounts of $2,585,893.  Cash provided by operating activities for the year ended December 31, 2005 was $4,512,271 and was comprised primarily of the net loss of $1,121,731, changes in working capital accounts of $2,431,179 and the adjustment for the gain on sale of assets of $1,096,396, offset primarily by the adjustments for depreciation and amortization expense of $8,547,215 and equity in losses of investments in joint ventures of $801,497.

Cash used in investing activities for the year ended December 31, 2006 was $49,408,632 and was primarily comprised of purchases of building equipment of $34,109,496, capital expenditures for properties under development of $12,528,689 and purchases of properties under development of $7,089,092.  Cash used in investing activities for the year ended December 31, 2005 was $90,693,458 and was primarily comprised of purchases of real estate of $67,551,749, capital expenditures for properties under development of $19,135,701 and purchases of properties under development of $4,684,750.

Cash provided by financing activities was $47,497,109 in 2006 versus $65,447,598 in 2005.  For the year ended December 31, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable obtained in the acquisition and development of properties of $62,295,456, partially offset by $5,298,038 in payments on notes payable and $8,232,210 of distributions to our limited partners.  For the year ended December 31, 2005, cash flows from financing activities consisted primarily of proceeds from notes payable obtained in the acquisition and development of properties of $50,429,045 and proceeds from the sale of limited partnership units net of offering costs and redemptions of $35,209,224, partially offset by $19,646,766 in payments on notes payable.

Fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004

Cash provided by operating activities for the year ended December 31, 2005 was $4,512,271 and was comprised primarily of the net loss of $1,121,731, changes in working capital accounts of $2,431,179 and the adjustment for the gain on sale of assets of $1,096,396, offset primarily by the adjustments for depreciation and amortization expense of $8,547,215 and equity in losses of investments in joint ventures of $801,497.  During the year ended December 31, 2004, cash provided by operating activities was $697,530 and consisted primarily of the net loss from operations of $1,315,086, partially offset by depreciation and amortization expense of $1,081,990, equity in losses of joint ventures of $414,052 and changes in working capital accounts of $392,595.

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

Cash provided by financing activities was $65,447,598 in 2005 versus $85,269,147 in 2004.  For the year ended December 31, 2005, cash flows from financing activities consisted primarily of proceeds from notes payable obtained in the acquisition and development of properties of $50,429,045 and proceeds from the sale of limited partnership units net of offering costs and redemptions of $35,209,224, partially offset by $19,646,766 in payments on notes payable.  For the year ended December 31, 2004, cash flows from financing activities consisted primarily of the issuance of limited partnership units net of offering costs and redemptions of $56,130,110, proceeds from notes payable obtained in the acquisition of properties of $34,917,800 and additional limited partnership subscriptions of $4,727,878.  This was partially offset by an increase in restricted cash of $4,612,450, payments on notes payable of $3,682,720, and an increase in receivables from affiliates of $1,081,748.  This change in restricted cash represents subscription proceeds held in escrow until investors were admitted as limited partners.

Liquidity and Capital Resources

Our cash and cash equivalents were $20,837,383 and $15,769,969 at December 31, 2006 and 2005, respectively.  The increase in cash in 2006 is primarily due to cash from borrowings offset by cash used in the purchases of building equipment, capital expenditures for properties under development, distributions and purchases of properties under development.

Our principal demands for funds will be for the payment of operating expenses and distributions and for the payment of our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to our General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver.  On April 20, 2006, we borrowed the maximum amount of $11,250,000 under the Revolver Agreement.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the 30-day LIBOR or a combination of each.  We elected to use the interest rate based on the 30-day LIBOR rate, and at December 31, 2006, the interest rate on the Revolver was 30-day LIBOR plus 1.75%, or approximately 7.1%.  The balance under the Revolver Agreement as of December 31, 2006, was $11,250,000.  The Revolver has a three-year term with the option to extend for one additional year.  Monthly payments of interest are required.  Prepayment of principal can be made in full at any time and in part from time to time.  Borrowings under the Revolver Agreement will be used by us for working capital needs and, to the extent applicable, for payment of other obligations.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, we have guaranteed payment of any borrowings made under the Revolver Agreement.

On October 5, 2005, we acquired a 60% interest in the Melissa Land through our direct ownership interest in BHDGI, Ltd. (the “Melissa Land Partnership”).  On that same date, the Melissa Land Partnership borrowed $2,000,000 under a loan agreement (the “Melissa Land Loan”) with Dallas City Bank (the “Melissa Land Lender”).  The interest rate under the Melissa Land Loan was equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half of one percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal.  A final payment of the principal and unpaid interest was due on September 29, 2006, the original maturity date.  We guaranteed payment of the obligation in the event that, among other things, the Melissa Land Partnership became insolvent or entered into bankruptcy proceedings and the Melissa Land was subject to a deed of trust to collateralize payment of the Melissa Land Loan.  On September 29, 2006, the Melissa Land Lender and the Melissa Land Partnership agreed to modify certain terms of the Melissa Land Loan.  Under the modified loan agreement, payments of unpaid accrued interest are due on March 29, 2007 and June 29, 2007, with a final payment of the unpaid principal and unpaid accrued interest due and payable on September 29, 2007.  All other terms of the Melissa Land Loan remain in effect.  The balance under the Melissa Land Loan at December 31, 2006 was $2,000,000.

On October 12, 2006, Behringer Harvard Mountain Village, LLC (the “Borrower”), our wholly-owned subsidiary, entered into a construction loan agreement (the “Telluride Loan Agreement”) with Texans Commercial Capital, LLC (the “Telluride Lender”), an unaffiliated third party.  Borrowings under the Telluride Loan Agreement may total up to $31,650,000.  The Telluride Loan Agreement is further evidenced by a promissory note from the Borrower for the benefit of the Telluride Lender.  The interest rate under the Telluride Loan Agreement is equal to the Wall Street Journal Prime Rate plus three-quarters of one percent (0.75%), with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest were due beginning November 1, 2006.  A principal payment in the amount of $5,000,000 is due and payable on October 1, 2008, unless, prior to that date, the Borrower has delivered to the Telluride Lender valid pre-sale contracts of luxury condominiums of not less than $6,000,000.  A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2009, the maturity date.  The Borrower may extend the maturity date of the Telluride Loan Agreement for one year upon receipt of (i) Borrower’s written request and (ii) a loan extension fee equal to 0.5% of the then outstanding balance if certain conditions are met.  Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Advances from the Telluride Loan Agreement will be used to fund the construction of 23 luxury condominium units on the Telluride Property.  Behringer Harvard Advisors II LP, one of our general partners, received a financing fee of $316,500.  The balance of the Telluride Loan Agreement was $3,933,900 at December 31, 2006.

On July 24, 2006, we sold the Woodall Rodgers Improved Property through our affiliate, Behringer Harvard Woodall Rodgers LP, to an unaffiliated third party.  The contract sale price was $10,450,000.  A portion of the sales proceeds was used to pay closing costs and completely pay off the then-outstanding balance of the debt associated with the property of approximately $4,525,000.

As of December 31, 2006, approximately $87,800,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $81,400,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At December 31, 2006, we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with Generally Accepted Accounting Principles (“GAAP”), generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interests and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.   To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided In accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2006 and 2005 are presented below.

	2006	2005
Rental revenue	$19,617,725	$11,511,497

Operating expenses
Property operating expenses	6,149,465	1,539,027
Real estate taxes	2,751,965	1,830,436
Property and asset management fees	1,293,416	719,100
Preopening costs	1,850,653	—
Less: Asset management fees	(595,474)	(288,036)
Total operating expenses	11,450,025	3,800,527

Net operating income	$8,167,700	$7,710,970

Reconciliation to Net loss
Net operating income	$8,167,700	$7,710,970

Less: Depreciation and amortization	(9,728,078)	(6,894,990)
General & administrative expenses	(761,421)	(814,285)
Interest expense	(4,269,003)	(1,625,414)
Asset management fees	(595,474)	(288,036)
Equity in unconsolidated joint ventures	—	(801,497)
Add: Interest income	692,677	698,262
Income (loss) from discontinued operations	2,255,575	(302,498)
Gain on sale of assets	—	1,096,396
Minority interest	1,150,433	99,361

Net loss	$(3,087,591)	$(1,121,731)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2006, and outlines expected future payments to be made under such obligations and commitments:

	Payments due by period
	Totals	2007	2008	2009	2010	2011
Notes payable (1)	$134,806,432	$87,904,358	$37,338,847	$160,898	$169,131	$9,233,198
Capital leases	283,950	49,893	54,668	60,028	65,847	53,514
Interest	12,882,582	8,627,018	2,607,522	716,363	702,312	229,367
Total	$147,972,964	$96,581,269	$40,001,037	$937,289	$937,290	$9,516,079

(1)             Excludes unamortized premium of $497,583.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 was effective beginning January 1, 2007.  The adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option:  (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $135,300,000 in notes payable at December 31, 2006, approximately $120,000,000 represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest costs would increase by approximately $1,200,000.

At December 31, 2006, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9A.                                                  Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated, as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

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

The General Partners are Behringer Advisors II and Mr. Behringer, individually.  Behringer Advisors II is a Texas limited partnership formed in July 2002.  The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Behringer is the President and sole manager of each of these companies.  Mr. Behringer is the founder, Chief Executive Officer and sole manager of Behringer Holdings.  Behringer Holdings also is the indirect owner of HPT Management, our property manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert M. Behringer	58	Chief Executive Officer and Chief Investment Officer
Robert S. Aisner	60	President
Gerald J. Reihsen, III	48	Executive Vice President — Corporate Development and Legal and Secretary
Gary S. Bresky	40	Chief Financial Officer
M. Jason Mattox	31	Executive Vice President
Jon L. Dooley	55	Executive Vice President — Real Estate

Robert M. Behringer is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II.  He is also the Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Behringer Harvard REIT I, Inc. and Behringer Harvard Opportunity REIT I, Inc.  He is also the founder, sole manager and Chief Executive Officer of Behringer Harvard Holdings, the parent corporation of Behringer Advisors II.  Since 2002, Mr. Behringer has been a general partner of ours and the Behringer Harvard Mid-Term Value Enhancement Fund I LP, also a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partner of Behringer Harvard Strategic Opportunity Fund I LP, and Behringer Harvard Strategic Opportunity Fund II LP, private real estate limited partnerships.  Since 2001, Mr. Behringer has also been the Chief Executive Officer and sole manager of the other Behringer Harvard companies.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that has been liquidated and that had a net asset value of approximately $200 million before its liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the South Central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties.  Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds NASD Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

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

Mr. Aisner served as an independent director of Behringer Harvard REIT I, Inc. from June 2002 until February 2003 and as a management director from June 2003 until the present.  Since February 2003, Mr. Aisner has also served as Executive Vice President — Real Estate Operations of Behringer Harvard Holdings and President of Harvard Property Trust, LLC, IMS, HPT Management and Behringer Development.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Gerald J. Reihsen, III serves as the Executive Vice President — Corporate Development & Legal and Secretary of Behringer Advisors II.  Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President — Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds NASD Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

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

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts.  His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years and holds NASD Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California — Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

M. Jason Mattox is the Executive Vice President of Behringer Advisors II and serves in a similar capacity with other Behringer Harvard companies.  From 2002 until March 2006, Mr. Mattox served as the Senior Vice President of Behringer Advisors II.

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

Jon L. Dooley, is our Executive Vice President — Real Estate.  Mr. Dooley holds the same position with the other Behringer Harvard sponsored programs.  Mr. Dooley served on the board of directors of Behringer Harvard REIT I from June 2002 until May 2003.  In 2002, Mr. Dooley served as a Senior Vice President with Trammell Crow Company, a New York Stock Exchange listed diversified commercial real estate company.  For the 13 years prior to joining Trammell Crow Company, Mr. Dooley held various senior management positions with Lend Lease Real Estate Investments, Inc. (Lend Lease), a leading real estate pension manager and advisor in the United States and Equitable Real Estate Investment Management, Inc. (acquired by Lend Lease).  In 1997, Mr. Dooley became a principal with Lend Lease.  Mr. Dooley served as a Senior Vice President of Asset Management from 1991 to 1996 while at Equitable Real Estate Management, Inc.  Mr. Dooley has over 25 years of commercial real estate experience.  Mr. Dooley received a Bachelor of Business Administration degree from Southern Methodist University.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II.  HPT and its affiliates employed 176 full-time persons at December 31, 2006, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2006.

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

Item 11.                 Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2006, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Use of Proceeds from Registered Securities” and “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

The following table sets forth information as of March 15, 2007 regarding the beneficial ownership of our limited partnership and general partnership interests by each of our General Partners, each director or executive officer of our General Partner, Behringer Advisors II, and all directors and officers, of Behringer Advisors II as a group.  There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 15, 2007.  The percentage of beneficial ownership is calculated based on 10,803,839 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	0	*
Limited partner interest	Gary S. Bresky (1)(2)	0	*
Limited partner interest	Jason M. Mattox (1)(2)	0	*
Limited partner interest	Jon L. Dooley (1)(2)	0	*
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP (1)(3)(4)	0	50%
Limited partner interest	All current directors and executive officers as a group (6 persons)	773.48	*

*                    Denotes less than 1%

(1)             The address of Messrs. Behringer, Aisner, Reihsen, Bresky, Mattox,  Dooley and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)             Executive Officers of Behringer Advisors II.

(3)             General Partners.

(4)             Consists of $500 of combined general partnership interests held directly by Mr. Behringer and Behringer Advisors II.

Item 13.                                                    Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of the financial benefits of serving as our general partners will be allocated to Behringer Advisors II since it is anticipated that the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors II through the executive officers of its general partner.

During the term of the Offering, Behringer Securities, our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling and dealer manager fees for the year ended December 31, 2006 as a result of the termination of the Offering on February 19, 2005.  For the year ended December 31, 2005, Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees. For the year ended December 31, 2004, Behringer Securities earned $4,059,019 in selling commissions and $1,579,368 in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the years ended December 31, 2005 and 2004.

Behringer Advisors II, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  As of December 31, 2006, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf.  As of December 31, 2006, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed.  Of the $2,285,037 of organization and offering costs reimbursed by us as of December 31, 2006, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organization costs.  For the year ended December 31, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the year ended December 31, 2005, we reimbursed $566,500 of organization and offering expenses, of which $559,290 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organization costs.  For the year ended December 31, 2004, we reimbursed $1,588,832 of organization and offering expenses, of which $1,577,551 was recorded as a reduction in Partners’ capital and $11,281 was expensed as organization costs.  Behringer Advisors II or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2006, Behringer Advisors II earned $183,300 of acquisition and advisory fees and was reimbursed $30,550 for acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors II earned $3,518,482 of acquisition and advisory fees and was reimbursed $586,414 for acquisition-related expenses.  During the year ended December 31, 2004, Behringer Advisors II earned $1,725,295 of acquisition and advisory fees and was reimbursed $287,549 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2006 and 2005, we incurred property management fees payable to HPT Management of $748,177 and $520,527, respectively, of which $50,236 and $89,463 is included in loss from discontinued operations, respectively.  During the year ended December 31, 2004, we incurred property management fees payable to HPT Management of $115,655,  of which $63,135 is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the years ended December 31, 2006 and 2005, we incurred asset management fees of $887,785 and $466,362, respectively, of which $26,594 and $51,500 is included in loss from discontinued operations and $265,716 and $126,826 were capitalized to real estate, respectively.  During the year ended December 31, 2004, we incurred asset management fees of $72,869, of which $47,369 is included in loss from discontinued operations.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2006, 2005 or 2004.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $316,500 of such debt financing fees for the year ended December 31, 2006.  We incurred no such debt financing fees for the years ended December 31, 2005 and 2004.

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

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, and our General Partners believe the amounts to be paid thereunder to be reasonable and customary under the circumstances.  In an effort to establish standards for minimizing and resolving their potential conflicts of interest, our General Partners have agreed to the guidelines and limitations set forth in our Partnership Agreement.  Among other things, these provisions:

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

In addition, as described below, our General Partners have a fiduciary obligation to act in the best interests of both our limited partners and the investors in other affiliated programs and will use their best efforts to assure that we will be treated at least as favorably as any other affiliated program.

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

Fees Paid to Independent Public Registered Accounting Firms

The following table presents aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2006 and 2005 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2006	2005
Audit Fees (1)	$211,639	$239,540
Audit-Related Fees (2)	—	27,400
Tax Fees (3)	1,500	—
All Other Fees	—	—
Total Fees	$213,139	$266,940

(1)             Fees for professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

(2)             Fees related to consultations concerning financial accounting and reporting standards.

(3)             Fees for assistance with matters related to tax compliance, tax planning and tax advice.

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

 (c)          Financial Statement Schedules.

We are required to file the following separate financial statements of our unconsolidated subsidiaries which are filed as part of this report:

Behringer Harvard Plaza Skillman LP

Behringer Harvard 4245 Central LP

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

Behringer Harvard Short-Term Opportunity Fund I LP

April 2, 2007	By:	/s/ Robert M. Behringer
Robert M. Behringer
General partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole general partner of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2007	/s/ Robert M. Behringer
Robert M. Behringer
General partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole general partner of Behringer Harvard Advisors II LP (Principal Executive Officer)

April 2, 2007	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)

April 2, 2007	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors II LP (Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	F-2

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers, LLP	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Partners’ Capital for the Years December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statements of Behringer Harvard Plaza Skillman LP
Report of Independent Registered Public Accounting Firm on Financial Statements of Behringer Harvard Plaza Skillman LP	F-24

Report of Independent Registered Public Accounting Firm on Financial Statements of Behringer Harvard Plaza Skillman LP	F-25

Behringer Harvard Plaza Skillman LP Balance Sheet as of May 22, 2005	F-26

Behringer Harvard Plaza Skillman LP Statements of Operations for the periods from July 24, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through May 22, 2005	F-27

Behringer Harvard Plaza Skillman LP Statements of Partners’ Capital for the periods from July 23, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through May 22, 2005	F-28

Behringer Harvard Plaza Skillman LP Statements of Cash Flows for the periods from July 23, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through May 22, 2005	F-29

Notes to Financial Statements	F-30

Financial Statements of the Behringer Harvard 4245 Central LP
Report of Independent Registered Public Accounting Firm on Financial Statements of Behringer Harvard 4245 Central LP	F-35

Report of Independent Registered Public Accounting Firm on Financial Statements of Behringer Harvard 4245 Central LP	F-36

Behringer Harvard 4245 Central LP as of October 30, 2005	F-37

Behringer Harvard 4245 Central LP Statements of Operations for the periods from July 12, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through October 30, 2005	F-38

Behringer Harvard 4245 Central Statements of Partners’ Capital for the periods from July 12, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through October 30, 2005	F-39

Behringer Harvard 4245 Central LP Statements of Cash Flows for the periods from July 12, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through October 30, 2005	F-40

Notes to Financial Statements	F-41

Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	F-46

Schedule III — Real Estate and Accumulated Depreciation	F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP:

In our opinion, the accompanying consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the results of operations and cash flows of Behringer Harvard Short-Term Opportunity Fund I LP and its subsidiaries (the “Partnership”) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the summary of activity in real estate facilities set forth in the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005, except for footnote 17, as to which the date is March 28, 2006 and footnote 13, as to which the date is March 20, 2007

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
Assets
Real estate
Land	$26,752,767	$26,041,144
Buildings, net	94,380,136	67,142,810
Real estate under development	69,698,186	46,209,666
Total real estate	190,831,089	139,393,620

Cash and cash equivalents	20,837,383	15,769,969
Restricted cash	2,747,021	3,464,504
Accounts receivable, net	1,376,395	1,962,806
Receivables from affiliates	—	10,000
Prepaid expenses and other assets	658,260	156,166
Furnitures, fixtures, and equipment, net	5,993,627	—
Notes receivable	212,324	—
Lease intangibles, net	8,802,226	17,229,387
Deferred financing fees, net	1,905,324	2,590,452
Total assets	$233,363,649	$180,576,904

Liabilities and partners’ capital
Liabilities
Notes payable	$135,304,015	$78,306,596
Accounts payable	8,818,733	2,964,374
Payables to affiliates	183,913	324,828
Acquired below-market lease intangibles, net	190,632	311,207
Distributions payable	259,866	277,823
Capital lease obligations	283,950	—
Accrued liabilities	5,404,856	2,537,544
Total liabilities	150,445,965	84,722,372

Commitments and contingencies

Minority interest	6,384,370	7,127,377

Partners’ capital
Limited partners - 11,000,000 units authorized; 10,803,839 units and 10,903,812 units issued and outstanding at December 31, 2006 and December 31, 2005, respectively	76,532,862	88,726,684
General partners	452	471
Total partners’ capital	76,533,314	88,727,155
Total liabilities and partners’ capital	$233,363,649	$180,576,904

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Rental revenue	$19,617,725	$11,511,497	$1,124,927

Expenses
Property operating expenses	6,149,465	1,539,027	417,694
Real estate taxes	2,751,965	1,830,436	177,021
Property and asset management fees	1,293,416	719,100	78,020
General and administrative	761,421	814,285	400,231
Preopening costs	1,850,653	—	—
Interest expense, net	4,269,003	1,625,414	166,677
Depreciation and amortization	9,728,078	6,894,990	442,370
Total expenses	26,804,001	13,423,252	1,682,013

Interest income	692,677	698,262	150,406
Equity in losses of investments in unconsolidated joint ventures	—	(801,497)	(414,052)
Gain on sale of assets	—	1,096,396	—
Minority interest	1,150,433	99,361	(6,789)
Net loss from continuing operations	(5,343,166)	(819,233)	(827,521)

Discontinued operations
Loss from discontinued operations	(502,335)	(302,498)	(487,565)
Gain on sale of discontinued operations	2,757,910	—	—
Total income (loss) from discontinued operations	2,255,575	(302,498)	(487,565)
Net loss	$(3,087,591)	$(1,121,731)	$(1,315,086)

Allocation of net loss
Net loss allocated to general partners	$(19)	$(6)	$(11)

Net loss allocated to limited partners	$(3,087,572)	$(1,121,725)	$(1,315,075)

Weighted average number of limited partnership units outstanding	10,871,516	10,751,400	2,598,846

Net income (loss) per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.49)	$(0.07)	$(0.32)
Income (loss) from discontinued operations	0.21	(0.03)	(0.19)
Basic and diluted net loss per limited partnership unit	$(0.28)	$(0.10)	$(0.51)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Partners’ Capital
For the years ended December 31, 2006, 2005 and 2004

	General Partners		Limited Partners
		Accumulated	Number of	Contributions/	Accumulated
	Contributions	Losses	Units	(Distributions)	Losses	Total

Beginning balance on January 1, 2004	$500	$(12)	522,219	$4,591,504	$(109,169)	$4,482,823
Issuance of units of limited partnership interest, net			6,382,849	56,180,592		56,180,592
Redemptions of limited partnership units			(2,500)	(22,500)		(22,500)
Distributions on limited partnership units				(809,393)		(809,393)
Units issued pursuant to Distribution Reinvestment Plan, net			37,210	343,234		343,234
Net loss		(11)			(1,315,075)	(1,315,086)
Balance as of December 31, 2004	500	(23)	6,939,778	60,283,437	(1,424,244)	58,859,670
Issuance of units of limited partnership interest, net			4,044,917	36,029,380		36,029,380
Redemptions of limited partnership units			(90,877)	(812,612)		(812,612)
Distributions on limited partnership units				(4,319,691)		(4,319,691)
Units issued pursuant to Distribution
Reinvestment Plan, net			9,994	92,139		92,139
Net loss		(6)			(1,121,725)	(1,121,731)
Balance as of December 31, 2005	500	(29)	10,903,812	91,272,653	(2,545,969)	88,727,155
Redemptions of limited partnership units			(99,973)	(891,997)		(891,997)
Distributions on limited partnership units				(8,214,253)		(8,214,253)
Net loss		(19)			(3,087,572)	(3,087,591)
Balance as of December 31, 2006	$500	$(48)	10,803,839	$82,166,403	$(5,633,541)	$76,533,314

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net loss	$(3,087,591)	$(1,121,731)	$(1,315,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(1,150,433)	(99,361)	6,789
Equity in losses of investments in unconsolidated joint ventures	—	801,497	414,052
Gain on sale of assets	—	(1,096,396)	—
Gain on sale of discontinued operations	(2,757,910)	—	—
Depreciation and amortization	11,386,457	8,547,215	1,081,990
Amortization of deferred financing fees	586,669	238,568	117,190
Change in accounts receivable	586,410	(1,130,226)	(656,095)
Change in prepaid expenses and other assets	(502,095)	89,122	(223)
Change in accounts payable	248,508	(77,938)	48,591
Change in accrued liabilities	2,393,985	(1,312,137)	1,000,322
Change in receivables from or payables to affiliates	(140,915)	—	—
Addition of lease intangibles	(584,148)	(326,342)	—
Cash provided by operating activities	6,978,937	4,512,271	697,530

Cash flows from investing activities
Purchases of real estate	—	(67,551,749)	(30,823,161)
Purchases of properties under development	(7,089,092)	(4,684,750)	(17,348,596)
Capital expenditures for properties under development	(12,528,689)	(19,135,701)	—
Purchases of investments in unconsolidated joint ventures	—	—	(5,367,319)
Purchases of building equipment	(34,109,496)	(394,577)	(496,609)
Purchases of furniture, fixtures, and equipment	(6,022,831)	—	—
Change in notes receivable	(212,324)	—	—
Proceeds from sale of assets	—	4,009,846	—
Proceeds from sale of discontinued operations	9,836,318	—	—
Change in restricted cash	717,482	(2,936,527)	—
Cash used in investing activities	(49,408,632)	(90,693,458)	(54,035,685)

Cash flows from financing activities
Proceeds from notes payable	62,295,456	50,429,045	34,917,800
Payments on notes payable	(5,298,038)	(19,646,766)	(3,682,720)
Payments on capital lease obligations	(12,685)	—	—
Financing costs	(780,844)	(2,514,807)	(840,078)
Proceeds from sale of limited partnership units	—	39,960,611	63,369,215
Redemptions of limited partnership units	(891,998)	(812,612)	(22,500)
Offering costs	—	(3,938,775)	(7,216,605)
Distributions	(8,232,210)	(4,102,145)	(278,218)
Distributions to minority interest holders	(39,204)	(49,715)	(11,427)
Contributions from minority interest holders	446,632	4,778,869	—
Change in limited partners’ subscriptions	—	(4,731,878)	4,727,878
Change in restricted cash	—	4,729,955	(4,612,450)
Change in receivables from or payables to affiliates	10,000	1,345,816	(1,081,748)
Cash provided by financing activities	47,497,109	65,447,598	85,269,147

Net change in cash and cash equivalents	5,067,414	(20,733,589)	31,930,992
Cash and cash equivalents at beginning of year	15,769,969	36,503,558	4,572,566
Cash and cash equivalents at end of year	$20,837,383	$15,769,969	$36,503,558

Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,923,215	$1,102,641	$337,634

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$5,605,852	$2,960,779	$—
Property and equipment additions in accrued liabilities	$520,723	$179,152	$—
Equipment acquired under capital lease obligation	$296,635	$—	$—

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$—	$99,683	$371,216

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

1.             Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (“the Offering”), terminated on February 19, 2005, and is described below.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We are using the proceeds from the Offering, after deducting offering expenses, to acquire twelve properties, including eight office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, and two development properties.

We are not currently seeking to purchase any additional properties; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are opportunistic in our acquisition of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues.  Many of the markets where we acquire properties have low barriers to entry.  However, we are not limited to such types of investments.  We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if the General Partners determine that it would be advantageous to do so.  Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels.  However, we will not actively engage in the business of operating hotels, motels or similar properties.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time.  Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement.

Organization

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  As of December 31, 2006, we had redeemed 193,349 of the units issued pursuant to the Offering for $1,727,109.  Our General Partners decided to terminate the redemption program effective December 31, 2006.

Until December 31, 2008, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of December 31, 2006, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  Starting January 1, 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of December 31, 2006, we had 10,803,839 limited partnership units outstanding.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office buildings are depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed used properties are depreciated over the estimated useful life of 39 years using the straight-line method.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated average remaining useful lives of our acquired lease intangibles as of December 31, 2006 range from 0.3 years to 5.7 years.

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows:

Lease
Intangibles
2007	$3,988,582
2008	1,429,496
2009	554,221
2010	554,221
2011	540,437

As of December 31, 2006 and 2005, respectively, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

		Deferred		Acquired	Acquired
	Buildings and	Leasing	In-Place	Above-Market	Below-Market
As of December 31, 2006	Improvements	Intangibles	Leases	Leases	Leases
Cost	$99,660,328	$797,681	$12,492,610	$3,263,889	$(425,951)
Less: depreciation and amortization	(5,280,192)	(93,221)	(5,830,763)	(1,827,970)	235,319
Net	$94,380,136	$704,460	$6,661,847	$1,435,919	$(190,632)

		Deferred		Acquired	Acquired
	Buildings and	Leasing	In-Place	Above-Market	Below-Market
As of December 31, 2005	Improvements	Intangibles	Leases	Leases	Leases
Cost	$69,965,680	$510,726	$21,139,141	$4,588,912	$(578,176)
Less: depreciation and amortization	(2,822,870)	(57,546)	(7,417,233)	(1,534,613)	266,969
Net	$67,142,810	$453,180	$13,721,908	$3,054,299	$(311,207)

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

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the years ended December 31, 2006, 2005 or 2004.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

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

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $170,201, $109,269 and $19,258 at December 31, 2006, 2005 and 2004, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes inventory, prepaid directors and officers insurance, as well as prepaid insurance and real estate taxes of our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $325,839 at December 31, 2006.

Investments in Unconsolidated Joint Ventures

We account for certain investments in joint ventures using the equity method of accounting because we exercise significant influence over, but do not control these entities.  These investments are initially recorded at cost and are adjusted for our share of equity in earnings and distributions.  We report our share of income and losses based on our ownership interests in the entities.  As of December 31, 2006 and 2005, we had no investments accounted for under the equity method.

In connection with the acquisition of investments in joint ventures, we incur certain acquisition and advisory fees that are paid to an affiliate.  These fees are capitalized as part of our basis in the investments in joint ventures.  We amortize any excess of the carrying value of our investments in joint ventures over the book value of the underlying equity over the estimated useful lives of the underlying tangible real estate assets, which represents the assets to which the excess is most clearly related.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1,864,350 and $998,230 at December 31, 2006 and 2005, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2006, 2005 and 2004 was $316,388, $348,121, and $117,177, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  We also recognize revenue from operations of a hotel.  The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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
For the years Ended December 31, 2006, 2005 and 2004

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

Concentration of Credit Risk

At December 31, 2006 and 2005, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

Minority Interest

We hold a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to minority interest holders based on their weighted average percentage ownership during the year.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit is calculated by dividing the net loss allocated to limited partners for each period by the weighted average number of limited partnership units outstanding during such period.  Net loss per limited partnership unit on a basic and diluted basis is the same because the Partnership has no potential dilutive limited partnership units outstanding.

3.             New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 was effective beginning January 1, 2007 and the adoption of FIN 48 did not to have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option:  (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

4.             Real Estate

Acquisitions

On May 15, 2006, we acquired a 1.56 acre (unaudited) site in Telluride, Colorado (the “Telluride Property”) through our direct and indirect interests in our wholly-owned subsidiary, Behringer Harvard Mountain Village, LLC.  We are the Class A member of Behringer Harvard Mountain Village, LLC with a 100% interest, and two unaffiliated parties, BMRAE I LP and CBCM, Ltd, are the Class B members.  We plan to construct 23 luxury condominium units on the 1.56 acre (unaudited) site under a development agreement with Amicus Interest, LLC, a Texas-based real estate development firm that will also manage the construction and marketing of the project.  Construction is expected to reach completion in January 2008.  The purchase price for the Telluride Property was approximately $6,900,000.  We paid the entire cost of the Telluride Property through the use of proceeds from the Offering.

Pro Forma Results of Operations (Unaudited)

The following summary presents the results of operations for the year ended December 31, 2004 on an unaudited pro forma basis, as if the acquisitions that occurred during 2004 had occurred as of January 1, 2004.  On February 11, 2004, we commenced operations with our acquisition of a five-story office building in Dallas, Texas containing approximately 1.7 acres (unaudited) of land subject to a ground lease that expires in 2097 (collectively, the “Woodall Rodgers Improved Property”).  We also acquired 1.6 acres (unaudited) of undeveloped land adjoining the Woodall Rodgers Improved Property (the “Woodall Rodgers Development Property,” and together with the Woodall Rodgers Improved Property, the “Woodall Rodgers Property”).  As of December 31, 2004, we owned interests in six properties.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of January 1, 2004, nor are they indicative of results of operations which may occur in the future.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

Year ended
December 31, 2004
Total revenues	$2,966,776
Total expenses	(4,073,805)
Interest income	120,679
Equity in losses of joint ventures	(1,054,196)
Minority interest	9,956
Loss from discontinued operations	(550,335)
Net loss	$(2,580,925)

Allocation of net loss:
Net loss allocated to general partners	$(22)

Net loss allocated to limited partners	$(2,580,903)

Weighted average number of limited partnership units outstanding	2,882,042

Net loss per limited partnership unit	$(0.90)

Dispositions

On July 24, 2006, we sold the Woodall Rodgers Improved Property through our affiliate, Behringer Harvard Woodall Rodgers LP, to an unaffiliated third party.  The contract sale price was $10,450,000.  We realized a gain of approximately $2,758,000 from the sale of the Woodall Rodgers Property during the year ended December 31, 2006.  We acquired the Woodall Rodgers Improved Property and an adjoining 1.6 acres of undeveloped land (the “Woodall Rodgers Development Property”) on February 11, 2004 for a total purchase price of $10,700,000.  We sold the Woodall Rodgers Development Property on April 6, 2005 for a contract sale price of $4,194,828 and recognized a gain of approximately $1,096,000.

5.             Investments in Joint Ventures

During 2005, we acquired additional ownership interests in a neighborhood shopping/service center at the southeast corner of Skillman Street and Audelia Road in Dallas, Texas (the “Skillman Property”) and a six-story office building in Dallas, Texas (the “Central Property”).  Our ownership in the Skillman Property increased from 85.71% at December 31, 2004 to 100% on May 23, 2005.  As a result, the Skillman Property has been consolidated into our results as of May 23, 2005.  Whereas, from January 1, 2005 through May 22, 2005 and all of 2004, it was accounted for under the equity method.  Our ownership interest in the Central Property increased from 50% at December 31, 2004 to 56.25% on August 31, 2005.  On October 31, 2005 we acquired an additional 6.25% interest in the Central Property resulting in our 62.5% ownership and consolidation of the Central Property into our results as of October 31, 2005.  From January 1, 2005 through October 30, 2005 and for all of 2004, results of the Central Property were accounted for under the equity method.

For the years ended December 31, 2005 and 2004, we recorded $801,497 and $414,052, respectively, of equity in losses from our investments in joint ventures.  Our equity in losses from these joint ventures includes our 50.0% share of the loss from the Central Property through August 31, 2005 and our 56.25% share of the loss of the Central Property for September 1, 2005 through October 30, 2005.  Our equity in losses from joint venture investments also includes our 85.71% share of the loss of the Skillman Property through May 22, 2005.  The following table represents the results of operations for our investments in joint ventures during 2004:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

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

We incurred acquisition expenses totaling $492,247 and $173,153 in connection with the acquisition of the investments in the Skillman and Central Properties, respectively.  These expenses were capitalized as part of our basis in these investments.  During the years ended December 31, 2005 and 2004, we recorded amortization of $8,848 and $7,562, respectively, for the Skillman Property and $5,765 and $2,313, respectively, for the Central Property related to the excess of our carrying value of our investments in joint ventures over the underlying equity.  This amortization is included in equity in earnings of joint ventures in the accompanying consolidated statement of operations for the period in which these properties were accounted for under the equity method for the years ended December 31, 2005 and 2004.

6.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”).  The site is being redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar”).  The hotel began operations in September 2006.  The luxury condominiums and retail stores are expected to be completed in 2007.  Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at December 31, 2006.  For the years ended December 31, 2006 and 2005, we capitalized a total of $45,123,695 and $21,794,886, respectively, in costs associated with the development of the Mockingbird Commons Property.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the years ended December 31, 2006 and 2005, we capitalized $4,044,249 and $1,521,348, respectively, in interest and deferred financing costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  The Northwest Highway Property currently has no operations, and no operations are planned.  Development is expected to be completed in early 2007.  Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at December 31, 2006.  For the years ended December 31, 2006 and 2005, we capitalized a total of $1,057,712 and $1,070,744 respectively, in costs associated with the development of the Northwest Highway Property.  During the years ended December 31, 2006 and 2005, we capitalized $438,306 and $279,364, respectively, in interest and deferred financing costs for the Northwest Highway Property.

On May 15, 2006, we acquired a 100% interest in the Telluride Property.  We plan to construct 23 luxury condominium units on the 1.56 acre (unaudited) site.  Construction is expected to reach completion in January 2008.  The Telluride Property currently has no operations.  Certain development costs associated with the Telluride Property have been capitalized on our balance sheet at December 31, 2006.  For the year ended December 31, 2006, we capitalized a total of $4,957,697 in costs associated with the development of the Telluride Property.  During the year ended December 31, 2006, we capitalized $405,893 in interest and deferred financing costs for the Telluride Property.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

7.             Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2006, are as follows:

2007	$11,317,414
2008	6,580,743
2009	4,397,933
2010	4,169,527
2011	3,647,192
Thereafter	6,356,861
Total	$36,469,670

The above base payments are exclusive of any contingent rent amounts.  Rental revenue in 2006, 2005 and 2004 did not include any amounts from contingent revenue.

As of December 31, 2006, two of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  CompUSA, Inc., a retailer of consumer electronics, leases 100% of a two-story office building located on approximately 8.6 acres (unaudited) of land in Dallas, Texas (“Landmark I”) and an additional two-story office building located on approximately 11.3 acres (unaudited) of land in Dallas, Texas (“Landmark II”) and accounted for rental revenue of approximately $6,000,000, or approximately 31% of our aggregate annual rental revenues for the year ended December 31, 2006.  Citicorp North America, Inc.(“CitiCorp”), a global financial services company, leased 100% of a three-building office complex located in Irving, Texas, a suburb of Dallas (the “250/290 Carpenter Property”), and accounted for rental revenue of approximately $4,700,000, or approximately 24% of our aggregate annual rental revenues for the year ended December 31, 2006.  CitiCorp terminated their lease, which was originally set to expire September 30, 2006, effective June 30, 2006 and paid an early termination fee of approximately $1,810,000, which is included in rental revenue for the year ended December 31, 2006.

8.             Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2006 and December 31, 2005:

	Balance		Interest	Maturity
Description	December 31, 2006	December 31, 2005	Rate	Date
Woodall Rodgers Property Loan	$—	$4,562,750	Prime (1)(2)	(2)
Quorum Property Loan	4,950,308	4,972,242	Prime (1)	6/30/2007
Coit Property Loan	4,883,280	5,379,600	5.730%	10/4/2007
Skillman Property Loan	9,854,484	9,979,190	7.340%	4/11/2011
Skillman Property Loan - unamortized premium	497,583	573,098		4/11/2011
Central Property Loan	6,020,688	5,667,020	3 mo LIBOR + 2.5% (3)	8/17/2007
Mockingbird Commons Texans Loan	29,989,752	9,353,426	Prime + 0.5% (1)	10/1/2007
Mockingbird Commons American Loan	35,570,181	9,951,846	3 mo LIBOR + 2.75% (3)	9/30/2007
Northwest Highway Loan	4,353,839	3,867,424	3 mo LIBOR + 2.0% (3)	4/20/2007
Landmark I Loan	10,449,588	10,449,588	3 mo LIBOR + 1.4% (3)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	3 mo LIBOR + 1.4% (3)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5% (1)	9/29/2007
Telluride Loan	3,933,900	—	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250,000	—	30-day LIBOR + 1.75% (4)	9/1/2008
	$135,304,015	$78,306,596

(1)             Prime rate at December 31, 2006 was 8.25%.

(2)             Property sold on July 24, 2006.

(3)             Three-month London Interbank Offer Rate (“LIBOR”) was 5.3601% at December 31, 2006.

(4)             30-day LIBOR was 5.3279% at December 31, 2006.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Borrowings available under the Revolver Agreement may total up to $11,250,000, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement also provides for the issuance of letters of credit in an aggregate amount of up to $10,000,000, which if issued, would reduce the amount of funds available under the Revolver.  On April 20, 2006, we borrowed the maximum amount of $11,250,000 under the Revolver Agreement.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the 30-day LIBOR or a combination of each.  We elected to use the interest rate based on the 30-day LIBOR rate, and at December 31, 2006, the interest rate on the Revolver was 30-day LIBOR plus 1.75%, or approximately 7.1%.  The balance under the Revolver Agreement, as of December 31, 2006, was $11,250,000.  The Revolver has a three-year term with the option to extend for one additional year.  Monthly payments of interest are required.  Prepayment of principal can be made in full at any time and in part from time to time.  Borrowings under the Revolver Agreement will be used by us for working capital needs and, to the extent applicable, for payment of other obligations.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, we have guaranteed payment of any borrowings made under the Revolver Agreement.

On October 5, 2005, we acquired a 60% interest in the ownership of 72.26 acres (unaudited) of land in Collin County, Texas (the “Melissa Land”), through our direct ownership interest in BHDGI, Ltd. (the “Melissa Land Partnership”).  On that same date, the Melissa Land Partnership borrowed $2,000,000 under a loan agreement (the “Melissa Land Loan”) with Dallas City Bank (the “Melissa Land Lender”).  The interest rate under the Melissa Land Loan was equal to the lesser of (i) the Wall Street Journal Prime Rate plus one-half of one percent (0.5%) or (ii) the maximum rate allowed by law with interest being calculated on the unpaid principal.  A final payment of the principal and unpaid interest was due on September 29, 2006, the original maturity date.  We guaranteed payment of the obligation in the event that, among other things, the Melissa Land Partnership became insolvent or entered into bankruptcy proceedings and the Melissa Land was subject to a deed of trust to collateralize payment of the Melissa Land Loan.  On September 29, 2006, the Melissa Land Lender and the Melissa Land Partnership agreed to modify certain terms of the Melissa Land Loan.  Under the modified loan agreement, payments of unpaid accrued interest are due on March 29, 2007 and June 29, 2007, with a final payment of the unpaid principal and unpaid accrued interest due and payable on September 29, 2007.  All other terms of the Melissa Land Loan remain in effect.  The balance under the Melissa Land Loan at December 31, 2006 was $2,000,000.

On October 12, 2006, Behringer Harvard Mountain Village, LLC (the “Borrower”), our wholly-owned subsidiary, entered into a construction loan agreement (the “Telluride Loan Agreement”) with Texans Commercial Capital, LLC (the “Telluride Lender”), an unaffiliated third party.  Borrowings under the Telluride Loan Agreement may total up to $31,650,000.  The Telluride Loan Agreement is further evidenced by a promissory note from the Borrower for the benefit of the Telluride Lender.  The interest rate under the Telluride Loan Agreement is equal to the Wall Street Journal Prime Rate plus three-quarters of one percent (0.75%), with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest were due beginning November 1, 2006.  A principal payment in the amount of $5,000,000 is due and payable on October 1, 2008, unless, prior to that date, the Borrower has delivered to the Telluride Lender valid pre-sale contracts of luxury condominiums of not less than $6,000,000.  A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2009, the maturity date.  The Borrower may extend the maturity date of the Telluride Loan Agreement for one year upon receipt of (i) Borrower’s written request and (ii) a loan extension fee equal to 0.5% of the then outstanding balance if certain conditions are met.  Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, but with accrued interest to the date of prepayment. Advances from the Telluride Loan Agreement will be used to fund the construction of 23 luxury condominium units on the Telluride Property.  Behringer Harvard Advisors II LP, one of our general partners, received a financing fee of $316,500.  The balance of the Telluride Loan Agreement was $3,933,900 at December 31, 2006.

As of December 31, 2006, approximately $87,800,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $81,400,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Generally, our notes payable mature approximately three to five years from origination.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At December 31, 2006,

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

we were in compliance with each of the debt covenants under our loan agreements.  The named building is held as collateral for the associated loan and all loans are unconditionally guaranteed by us.

The following table summarizes our contractual obligations for principal payments on mortgages payable (excluding unamortized premiums) as of December 31, 2006:

Notes Payable	Amount
2007	$87,904,358
2008	37,338,847
2009	160,898
2010	169,131
2011	9,233,198
unamortized premium	497,583
Total	$135,304,015

9.             Commitments and Contingencies

In March 2005, the FASB issued FIN No. 47, specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143.  We have identified conditional asset retirement obligations at a certain number of our properties that are mainly related to asbestos removal.  Under FIN 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated.  We believe that, as of December 31, 2006, we have incurred and paid all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for these conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at December 31 are as follows:

Year ending	Amount
2007	$74,172
2008	74,172
2009	74,172
2010	74,172
2011	55,629
thereafter	—
Total minimum future lease payments	$352,317

Less: amounts representing interest	68,367

Total future lease principal payments	$283,950

10.          General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year ended December 31,
	2006	2005	2004
Auditing expense	$390,494	$412,133	$169,559
Transfer agent fees	132,724	172,750	86,131
Tax preparation fees	40,600	70,532	5,500
Directors & Officers insurance	37,428	46,968	47,973
Printing	63,300	48,771	9,283
Legal fees	50,949	31,900	38,325
Advisory board fees	10,000	14,000	12,000
Other	35,926	17,231	31,460
	$761,421	$814,285	$400,231

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

For the years ended December 31, 2005 and 2004, $7,210 and $11,281, respectively, of general and administrative expenses incurred was paid to Behringer Harvard Advisors II for organizational expenses.  No organizational costs were paid to Behringer Harvard Advisors II for organizational expenses for the year ended December 31, 2006.

11.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to the termination of the DRIP on January 21, 2005, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution.  We record all distributions when declared, except that the limited partnership units issued through the DRIP were recorded when the units were actually issued.  On November 10, 2006, we paid a special distribution of approximately $4,980,000, as a result of the sale of the Woodall Rodgers Improved Property, to limited partners of record as of November 1, 2006.  Additionally, we paid a special distribution in the amount of approximately $1,096,000 on June 1, 2005, as a result of the gain recognized on the sale of the Woodall Rodgers Development Property. The distribution was made to limited partners of record as of May 15, 2005.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at December 31, 2006 were $259,866.

The following are the total distributions declared during the years ended December 31, 2006 and 2005:

2006	Cash
Fourth Quarter	$5,771,787
Third Quarter	821,639
Second Quarter	814,481
First Quarter	806,346
$8,214,253

2005	Cash
Fourth Quarter	$825,256
Third Quarter	829,169
Second Quarter	1,917,689
First Quarter	747,577
$4,319,691

As of December 31, 2006, we have redeemed 193,349 units for $1,727,109 pursuant to our unit redemption program, which was terminated by our General Partners effective December 31, 2006.

12.          Related Party Arrangements

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of the financial benefits of serving as our general partner will be allocated to Behringer Advisors II since it is anticipated that the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors II through the executive officers of its general partners.

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling and dealer manager fees for the year ended December 31, 2006 as a result of the termination of the Offering on February 19, 2005.  For the year ended December 31, 2005, Behringer Securities earned $2,618,389 in selling commissions and $1,016,332 in dealer manager fees.  For the year ended December 31, 2004, Behringer Securities earned $4,059,019 in selling commissions and $1,579,368 in dealer manager

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the years ended December 31, 2005 and 2004.

Behringer Advisors II, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  As of December 31, 2006, $2,285,037 of organization and offering expenses had been incurred by Behringer Advisors II on our behalf.  As of December 31, 2006, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed.  Of the $2,285,037 of organization and offering costs reimbursed by us as of December 31, 2006, $2,265,651 had been recorded as a reduction in Partners’ capital and $19,386 had been expensed as organization costs.  For the year ended December 31, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the year ended December 31, 2005, we reimbursed $566,500 of organization and offering expenses, of which $559,290 was recorded as a reduction in Partners’ capital and $7,210 was expensed as organization costs.  For the year ended December 31, 2004, we reimbursed $1,588,832 of organization and offering expenses, of which $1,577,551 was recorded as a reduction in Partners’ capital and $11,281 was expensed as organization costs.  Behringer Advisors II or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2006, Behringer Advisors II earned $183,300 of acquisition and advisory fees and was reimbursed $30,550 for acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors II earned $3,518,482 of acquisition and advisory fees and was reimbursed $586,414 for acquisition-related expenses.  During the year ended December 31, 2004, Behringer Advisors II earned $1,725,295 of acquisition and advisory fees and was reimbursed $287,549 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2006 and 2005, we incurred property management fees payable to HPT Management of $748,177 and $520,527, respectively, of which $50,236 and $89,463, respectively, is included in loss from discontinued operations.  During the year ended December 31, 2004, we incurred property management fees payable to HPT Management of $115,655, of which $63,135 is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the years ended December 31, 2006 and 2005, we incurred asset management fees of $887,785 and $466,362, respectively, of which $26,594 and $51,500 is included in loss from discontinued operations and $265,716 and $126,826, respectively, were capitalized to real estate.  During the year ended December 31, 2004, we incurred asset management fees of $72,869, of which $47,369 is included in loss from discontinued operations.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2006, 2005 or 2004.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $316,500 of such debt financing fees for the year ended December 31, 2006.  We incurred no such debt financing fees for the years ended December 31, 2005 and 2004.

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

13.          Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Improved Property, which contained approximately 74,090 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $10,450,000.  We realized a gain on sale of approximately $2,758,000 from the sale during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4,525,000 with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations.  Certain amounts in the accompanying 2005 and 2004 financial statements have been reclassified to conform to the current presentation.  The following table summarizes the results of discontinued operations for the years ended December 31, 2006, 2005 and 2004:

	Year ended	Year ended	Year ended
	December 31, 2006	December 31, 2005	December 31, 2004

Rental revenue	$1,043,996	$1,966,933	$1,491,124

Expenses
Property operating expenses	517,190	550,351	450,971
Ground rent	197,397	351,348	293,307
Real estate taxes	124,273	247,929	275,815
Property and asset management fees	76,830	140,963	110,504
Interest expense, net	308,989	372,571	353,171
Depreciation and amortization	326,846	609,622	494,511
Total expenses	1,551,525	2,272,784	1,978,279

Interest income	5,194	3,353	(410)
Loss from discontinued operations	$(502,335)	$(302,498)	$(487,565)

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

As of December 31, 2006 and 2005, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

The notes payable totaling approximately $135,300,000 as of December 31, 2006 have a fair value of approximately $134,100,000 based upon interest rates for mortgages with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimate presented herein is based on information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

15.          Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2006, 2005 and 2004 is recalculated as follows:

	Year ended December 31,
	2006	2005	2004
Net loss for financial statement purposes	$(3,087,591)	$(1,121,731)	$(1,315,086)

Adjustments:
Organization and start up costs	(33,953)	(33,953)	25,854
Bad debt expense	82,643	77,602	14,911
Straight line rent	(124,120)	(361,526)	(117,177)
Prepaid rent	3,792	(31,006)	105,072
Other	(197,572)	(83,801)	(168,596)
Depreciation	(228,034)	(316,650)	523,759
Amortization	6,121,004	7,376,948	688,213

Net income (loss) for income tax purposes (unaudited)	$2,536,169	$5,505,883	$(243,050)

16.          Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2006 and 2005.

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$4,455,332	$6,271,094	$3,196,692	$5,694,607
Net loss from continuing operations	(859,534)	(115,966)	(2,365,677)	(2,001,989)
Income (loss) from discontinued operations	(109,967)	(86,227)	(313,767)	7,626
Gain on sale of discontinued operations	—	—	2,757,910	—
Net income (loss)	$(969,501)	$(202,193)	$78,466	$(1,994,363)
Weighted average number of limited partnership units outstanding	10,900,403	10,889,365	10,867,464	10,829,552
Basic and diluted net income (loss) per limited partnership unit	$(0.09)	$(0.02)	$0.01	$(0.18)

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$699,794	$2,407,600	$4,112,642	$4,291,461
Net income (loss) from continuing operations	(143,398)	558,619	(113,689)	(1,120,765)
Loss from discontinued operations	(103,640)	(20,907)	(153,595)	(24,356)
Net income (loss)	$(247,038)	$537,712	$(267,284)	$(1,145,121)
Weighted average number of
limited partnership units outstanding	10,106,553	10,990,082	10,987,254	10,913,553
Basic and diluted net income (loss) per limited partnership unit	$(0.02)	$0.05	$(0.02)	$(0.11)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
For the years Ended December 31, 2006, 2005 and 2004

17.          Revisions to Consolidated Statements of Operations for the year ended December 31, 2004

Certain financial information for the year ended December 31, 2004 has been revised to conform to the current year presentation.  We revised the presentation of our Consolidated Statements of Operations to remove the operating loss subtotals and the other income caption and related subtotals.  These revisions to the historical presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations as originally filed.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Plaza Skillman LP:

We have audited the accompanying balance sheet of Behringer Harvard Plaza Skillman LP (the “Partnership”) as of May 22, 2005 and the related statements of operations, partners’ capital and cash flows for the period from January 1, 2005 through May 22, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at May 22, 2005, and the results of its operations and its cash flows for the period from January 1, 2005 through May 22, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Plaza Skillman LP:

In our opinion, the accompanying statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the results of operations and cash flows of Behringer Harvard Plaza Skillman LP (the “Partnership”) for the period from July 23, 2004 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
April 29, 2005

Behringer Harvard Plaza Skillman LP

Balance Sheet

As of
May 22, 2005

Assets
Real estate
Land	$3,202,871
Buildings, net	7,561,230
Total real estate	10,764,101

Cash and cash equivalents	215,178
Restricted cash	423,657
Accounts receivable, net	138,748
Prepaid expenses and other assets	10,474
Lease intangibles, net	2,819,750
Deferred financing fees, net	89,371
Total assets	$14,461,279

Liabilities and partners’ capital
Liabilities
Mortgage note payable	$10,615,581
Payables to affiliates	18,052
Distributions payable	160,551
Acquired below-market lease intangibles, net	114,951
Accrued liabilities	341,868
Total liabilities	11,251,003

Partners’ capital	3,210,276
Total liabilities and partners’ capital	$14,461,279

See Notes to Financial Statements.

Behringer Harvard Plaza Skillman LP

Statements of Operations

		Date of inception
	January 1, 2005	(July 23, 2004)
	through	through
	May 22, 2005	December 31, 2004

Rental revenue	$826,841	$876,148

Expenses
Property operating expenses	159,931	153,377
Real estate taxes	165,499	163,320
Property and asset management fees	56,060	79,738
Interest expense, net	272,048	305,149
Depreciation and amortization	468,422	452,276
Total expenses	1,121,960	1,153,860

Interest income	1,040	270

Net loss	$(294,079)	$(277,442)

See Notes to Financial Statements.

Behringer Harvard Plaza Skillman LP

Statement of Partners’ Capital

For the periods from July 23, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through May 22, 2005

	Behringer	Behringer Harvard
	Harvard Plaza	Short-Term	Audelia
	Skillman GP, LLC	Opportunity Fund I LP	Plaza, Ltd.	Total
Contributions	$10	$3,401,919	$567,086	$3,969,015

Net loss	—	(237,722)	(39,620)	(277,342)

Partners’ capital, December 31, 2004	10	3,164,197	527,466	3,691,673

Contributions	—	—	—	—

Distributions	—	(160,550)	(26,768)	(187,318)

Net loss	—	(252,055)	(42,024)	(294,079)

Partners’ capital, May 22, 2005	$10	$2,751,592	$458,674	$3,210,276

See Notes to Financial Statements.

Behringer Harvard Plaza Skillman LP

Statements of Cash Flows

		Date of inception
	January 1, 2005	(July 24, 2004)
	through	through
	May 22, 2005	December 31, 2004
Cash flows from operating activities
Net loss	$(294,079)	$(277,342)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	472,054	457,719
Bad debt expense	24,204	9,315
Change in accounts receivable	6,767	(179,034)
Change in prepaid expenses and other assets	(5,541)	(4,933)
Change in accounts payable and accrued liabilities	85,372	578
Change in payable to/receivables from affiliates	404	(18,222)
Additions of lease intangibles	(5,200)	—
Cash provided by (used in) operating activities	283,981	(11,919)

Cash flows from investing activities
Purchase of real estate	—	(3,348,550)
Purchases of property and equipment	(49,730)	—
Change in restricted cash	(133,040)	(290,617)
Cash used in investing activities	(182,770)	(3,639,167)

Cash flows from financing activities
Payment of mortgage notes payable	(49,413)	(43,866)
Financing fees paid in connection with note assumption	—	(102,138)
Contributions from partners	—	3,969,015
Distributions to partners	(8,545)	—
Cash provided by (used in) financing activities	(57,958)	3,823,011

Net change in cash and cash equivalents	43,253	171,925
Cash and cash equivalents at beginning of year	171,925	—
Cash and cash equivalents at end of period	$215,178	$171,925

Supplemental disclosure
Interest paid	$280,760	$259,609

Non-cash financing activities
Distributions in distributions payable	$160,551	$—
Non-cash distributions to affiliate	$18,222	$—

See Notes to Financial Statements.

Behringer Harvard Plaza Skillman LP
Notes to Financial Statements

1.             Organization

Behringer Harvard Plaza Skillman LP (which may be referred to as the “Partnership”, “we,” “us,” or “our”) was formed as a Texas limited partnership on July 23, 2004 in accordance with the terms and provisions of the Partnership agreement.  Behringer Harvard Plaza Skillman GP LLC (the “General Partner”), a wholly-owned subsidiary of Behringer Harvard Short-Term Opportunity Fund I LP (the “Fund”), is the General Partner of the Partnership.  The Fund and Audelia Plaza, Ltd. (“Audelia”) are both Class A limited partners of the Partnership and have an approximate 86% and 14% interest in the Partnership, respectively.  Dunhill Partners, Inc. (“Dunhill”) is the sole Class B limited partner of the Partnership.

The Partnership was formed for the purpose of owning and holding for investment a neighborhood shopping/service center containing approximately 98,764 rentable square feet (unaudited), located on 7.3 acres of land (unaudited) at the southeast corner of Skillman Street and Audelia Road in Dallas, Texas (the “Property”).

On May 23, 2005, the Fund purchased the 14.29% interest in the Partnership from Audelia, resulting in the Fund’s 100% direct ownership and consolidation of the Property with and into the Fund’s consolidated accounts subsequent to that date.  The Partnership financial statements are included herein up to the date of consolidation by the Fund.

The Partnership shall continue until December 31, 2053, unless the partners elect to terminate the Partnership prior to that date.

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

Real Estate

Upon the acquisition of the Property, we allocated the purchase price to the tangible assets acquired, consisting of land and building, identified intangible assets and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consisted of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations were subject to change until our information was finalized, which was no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of the land and building, was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to the land and building.  The land value was derived from an appraisal, and the building value was calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office buildings is being depreciated over the estimated useful life of 25 years using the straight-line method.

We determined the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We recorded the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired were further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships was determined by applying a fair value model.  The estimates of fair value of in-place leases included an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we considered items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also included costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We determined the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference

Behringer Harvard Plaza Skillman LP
Notes to Financial Statements

between the fair value and stated value of the assumed debt was recorded as a premium and amortized over the remaining life of the loan.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles is charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of May 22, 2005 range from 0.1 years to 11.1 years.

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows:

Lease
Intangibles
2005	$119,452
2006	630,840
2007	524,486
2008	378,069
2009	305,125

As of May 22, 2005 accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

		Deferred		Acquired	Acquired
	Buildings and	Leasing	In-Place	Above-Market	Below-Market
As of May 22, 2005	Improvements	Intangibles	Leases	Leases	Leases
Cost	$7,823,039	$5,200	$3,093,920	$577,561	$(187,304)
Less: depreciation and amortization	(261,809)	(433)	(729,093)	(127,405)	72,353
Net	$7,561,230	$4,767	$2,364,827	$450,156	$(114,951)

Investment Impairments

Management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate owned by us at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the periods from July 24, 2004 (date of inception) through December 31, 2004 and January 1, 2005 through May 22, 2005.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to the property.  We recorded an allowance for doubtful accounts associated with accounts receivable of $33,458 at May 22, 2005.

Behringer Harvard Plaza Skillman LP
Notes to Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance of the property.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $12,767 at May 22, 2005.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the periods from July 24, 2004 (date of inception) through December 31, 2004 and January 1, 2005 through May 22, 2005 was $14,060 and $4,973, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

3.             Partners’ Capital

Income and Loss Allocation

In accordance with the Partnership agreement, profits and losses for each fiscal year are allocated among the partners so as to reduce, proportionately, in the case of any profits, the difference between their respective target account (the hypothetical amount that each partner would receive upon the liquidation of the Partnership, as defined by the Partnership agreement) and their partially adjusted capital accounts (the capital account of each partner at the beginning of the year, adjusted for allocations of items of income, gain, loss or deduction not included in the current year income allocation and all capital contributions and distributions during such period for such fiscal year, as defined by the Partnership agreement) and, in the case of losses, the difference between their respective partially adjusted capital accounts and target accounts for such fiscal year.

Distributions

Within twenty (20) days following the end of each month (unless otherwise approved by a partnership vote), the Partnership distributes excess cash (as defined by the Partnership agreement) in the following order of priority:

•                  First, to the General Partner and the Class A limited partners in proportion to their respective Additional Capital Contribution Account balances (as defined by the Partnership agreement) until their respective Additional Capital Contribution Account balances are reduced to zero;

•                  Next, to the General Partner and the Class A limited partners in proportion to their respective Initial Capital Contribution Account balances until their respective Initial Capital Contribution Account balances (as defined by the Partnership agreement) are reduced to zero;

•                  Next, to the General Partner and the Class A limited partner, pro rata in accordance with their Residual Percentages (as defined by the Partnership agreement) until the General Partner and the Class A limited partners have received distributions sufficient to provide an internal rate of return of fifteen percent (15%) to such partners;

•                  Next, seventy five percent (75%) to the General Partner and the Class A limited partners pro rata in accordance with their Residual Percentages (as defined by the Partnership agreement), and twenty five percent (25%) to the Class B limited partner, until the General Partner and the Class A limited partners have received distributions sufficient to provide an internal rate of return of twenty percent (20%) to such partners; and

Behringer Harvard Plaza Skillman LP
Notes to Financial Statements

•                  Thereafter, fifty percent (50%) to the General Partner and the Class A limited partners pro rata in accordance with their Residual Percentages (as defined by the Partnership agreement), and fifty percent (50%) to the Class B limited partner.

4.                          Accrued Liabilities

Accrued liabilities are comprised of the following at May 22, 2005:

Accrued property taxes	$165,499
Security deposits and prepaid rent	86,259
Accrued operating expenses	28,891
Accrued interest payable	24,062
Other	37,157
Total accrued liabilities	$341,868

5.                          Note Payable

The Partnership’s debt is comprised of a mortgage loan on the Property with LaSalle Bank National Association, in its capacity as trustee for the Registered Holders of LB-UBS Commercial Mortgage Trust 2001-C3 (the “Loan”), and is collateralized by the Property.  The Loan was assumed in connection with the acquisition of the Property, with remaining principal outstanding of $10,138,846.  The Loan requires monthly payments of principal and interest of $71,926 through April 2011 and bears interest at an annual rate of 7.34%.  The Loan is subject to certain debt service coverage ratio requirements, with which the Property is compliant as of May 22, 2005.

In connection with the allocation of the purchase price of the property to the fair value of assets acquired and liabilities assumed, the Partnership recorded the Loan at its estimated fair value of $10,777,473, which includes an adjustment of $638,627, based on an estimated market interest rate of 6.25%.  The adjustment for the fair value is treated as a premium on the Loan amount and is being amortized as a reduction to interest expense over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.  During the periods from July 23, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through May 22, 2005, the Partnership recorded $29,284 and $29,460, respectively, of amortization of the premium as a reduction to interest expense.

The following table summarizes our contractual obligation for principle payments on the Loan (excluding unamortized premium) at May 22, 2005:

2005	$66,377
2006	124,707
2007	136,309
2008	154,947
2009	160,898
Thereafter	9,402,329
Unamortized premium	570,014
Total	$10,615,581

6.             Related Party Transactions

HPT Management Services LP (the “Property Manager”), an affiliate of the Partnership, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Property.  Under the terms of the management agreement, the Property Manager receives a property management fee equal to 4.5% of the monthly gross cash rents received by the Partnership.  The management agreement with the Property Manager will continue until June 2, 2010 and thereafter for successive seven-year renewal periods, unless the Property Manager notifies the Partnership of their intent to terminate the agreement.  The Property Manager has subcontracted certain of its on-site management services to unrelated third-parties.  Total management fees earned by the Property Manager from July 23, 2004 (date of inception) through December 31, 2004 were $48,516.  Total management fees earned by the Property Manager from January 1, 2005 through May 22, 2005 were $27,902.

The Partnership also pays Behringer Advisors II LP (“Advisors II”) an affiliate of the Partnership, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Partnership.  Total asset management fees earned by Advisors II during the periods from July 23, 2004 (date of inception) through December 31, 2004 and January 1, 2005 through May 22, 2005 were $31,222 and 28,158, respectively.

Behringer Harvard Plaza Skillman LP
Notes to Financial Statements

7.             Leasing Activities

The Partnership leases the Property to tenants under operating leases.  Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of May 22, 2005, are as follows:

2005	$855,596
2006	1,372,143
2007	1,196,269
2008	667,174
2006	329,968
Thereafter	544,721
Total	$4,965,871

One tenant accounted for greater than 10% of rental revenue for the period from January 1, 2005 through May 22, 2005 with rent totaling approximately $198,000 and occupying approximately 16% of the rentable space in the building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard 4245 Central LP:

We have audited the accompanying balance sheet of Behringer Harvard 4245 Central LP (the “Partnership”) as of October 30, 2005 and the related statements of operations, partners’ capital and cash flows for the period from January 1, 2005 through October 30, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at October 30, 2005, and the results of its operations and its cash flows for the period from January 1, 2005 through October 30, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard 4245 Central LP:

In our opinion, the accompanying statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the results of operations and cash flows of Behringer Harvard 4245 Central LP (the “Partnership”) for the period from July 12, 2004 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
April 29, 2005

Behringer Harvard 4245 Central LP

Balance Sheet

As of
October 30, 2005
Assets
Real estate
Land	$596,713
Buildings, net	6,235,217
Total real estate	6,831,930
Cash and cash equivalents	17,183
Restricted cash	168,960
Accounts receivable, net	20,710
Prepaid expenses and other assets	3,477
Lease intangibles, net	699,722
Deferred financing fees, net	91,951
Total assets	$7,833,933
Liabilities and partners’ capital
Liabilities
Mortgage note payable	$5,627,862
Accounts payable	33,069
Payables to affiliates	3,334
Acquired below-market lease intangibles, net	35,803
Accrued liabilities	372,251
Total liabilities	6,072,319
Partners’ capital	1,761,614
Total liabilities and partners’ capital	$7,833,933

See Notes to Financial Statements.

Behringer Harvard 4245 Central LP

Statements of Operations

		Date of inception
	January 1, 2005	(July 12, 2004)
	through	through
	October 30, 2005	December 31, 2004
Rental revenue	$736,769	$417,938
Expenses
Property operating expenses	538,785	279,674
Real estate taxes	191,308	77,618
Property and asset management fees	67,863	33,064
Interest expense, net	305,489	111,275
Depreciation and amortization	568,978	272,559
Total expenses	1,672,423	774,190
Interest income	1,216	61
Net loss	$(934,438)	$(356,191)

See Notes to Financial Statements.

Behringer Harvard 4245 Central LP

Statement of Partners’ Capital

For the periods from July 12, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through October 30, 2005

	Behringer	Behringer Harvard	Realty America
	Harvard 4245	Short-Term	Group	HSAD	BGO
	Central GP, LLC	Opportunity Fund I LP	(4245 Central), LP	Partners	Investments	Total
Contributions	$100	$1,300,000	$975,000	$162,500	$162,500	$2,600,100
Net loss	(14)	(178,089)	(133,566)	(22,261)	(22,261)	(356,191)
Partners’ capital, December 31, 2004	86	1,121,911	841,434	140,239	140,239	2,243,909
Contributions	—	247,314	171,421	14,204	19,204	452,143
Transfer of partnership interest	—	96,041	—	(96,041)	—	—
Net loss	—	(467,220)	(350,414)	(58,402)	(58,402)	(934,438)
Partners’ capital, October 30, 2005	$86	$998,046	$662,441	$—	$101,041	$1,761,614

See Notes to Financial Statements.

Behringer Harvard 4245 Central LP

Statements of Cash Flows

		Date of inception
	January 1, 2005	(July 24, 2004)
	through	through
	October 30, 2005	December 31, 2004
Cash flows from operating activities
Net loss	$(934,438)	$(356,191)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	628,024	296,907
Bad debt expense	50,953	6,654
Change in accounts receivable	(14,769)	(63,548)
Change in prepaid expenses and other assets	4,543	(8,020)
Change in accounts payable and accrued liabilities	(33,954)	229,720
Change in payable to affiliates	(619)	—
Additions of lease intangibles	(15,501)	—
Cash provided by operating activities	(315,761)	105,522
Cash flows from investing activities
Purchases of real estate	—	(7,991,427)
Purchases of property and equipment	(202,786)	(95,814)
Change in restricted cash	(107,399)	95,209
Cash used in investing activities	(310,185)	(7,992,032)
Cash flows from financing activities
Proceeds from mortgage notes payable	90,362	5,537,500
Financing fees paid	—	(150,466)
Contributions from partners	452,143	2,600,100
Cash provided by financing activities	542,505	7,987,134
Net change in cash and cash equivalents	(83,441)	100,624
Cash and cash equivalents at beginning of year	100,624	—
Cash and cash equivalents at end of period	$17,183	$100,624
Supplemental disclosure
Interest paid	$256,467	$71,287

See Notes to Financial Statements.

Behringer Harvard 4245 Central LP

Notes to Financial Statements

1.                                      Organization

Behringer Harvard 4245 Central LP (the “Partnership”) was formed as a Texas limited partnership on July 12, 2004 in accordance with the terms and provisions of the Partnership agreement.  Behringer Harvard 4245 Central GP, LLC (the “General Partner”), a wholly-owned subsidiary of Behringer Harvard Short-Term Opportunity Fund I LP (the “Fund”), is the general partner of the Partnership with a 0.1% ownership interest in the Partnership.  The limited partners of the Partnership were the Fund, Realty America Group (4245 Central), LP (“RAG”), HSAD Partners and BGO Investments, with ownership interests in and initial distribution rates of 49.9%, 37.5%, 6.25% and 6.25%, respectively.

The Partnership was formed for the purpose of owning and holding for investment a six-story office building containing approximately 87,292 rentable square feet (unaudited), located on approximately 0.66 acres of land (unaudited) just north of downtown Dallas, Texas (the “Property”).  The office building was purchased on August 17, 2004.

On September 21, 2005, the Fund entered into an agreement with HSAD Partners, assigning their 6.25% interest in the Partnership, effective August 31, 2005. The Fund also acquired the 6.25% interest of BGO Investments on October 31, 2005, resulting in the Fund’s 62.5% ownership of the Partnership and consolidation of the Property’s results with and into the Fund’s consolidated accounts subsequent to October 31, 2005.  The Partnership financial statements are included herein up to date of consolidation by the Fund.

The Partnership shall continue until December 31, 2054, unless the partners elect to terminate the Partnership prior to that date.

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

Real Estate

Upon the acquisition of the Property, we allocated the purchase price to the tangible assets acquired, consisting of land and building, identified intangible assets and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consisted of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations were subject to change until our information was finalized, which was no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to land and building.  The land value was derived from an appraisal, and the building value was calculated as replacement cost less depreciation or management’s estimate of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office building is being depreciated over the estimated useful life of 25 years using the straight-line method.

We determined the value of above-market and below-market in-place leases for the Property based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We recorded the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired was further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships was determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we considered items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also included costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

Behringer Harvard 4245 Central LP

Notes to Financial Statements

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of October 30, 2005 range from 0.2 years to 10.6 years.

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows:

Lease
Intangibles
2005	$25,416
2006	130,676
2007	117,468
2008	111,894
2009	107,223

As of October 30, 2005 accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

		Deferred		Acquired	Acquired
	Buildings and	Leasing	In-Place	Above-Market	Below-Market
As of October 30, 2005	Improvements	Intangibles	Leases	Leases	Leases
Cost	$6,534,260	$15,501	$1,175,279	$99,984	$(59,474)
Less: depreciation and amortization	(299,043)	—	(542,492)	(48,550)	23,671
Net	$6,235,217	$15,501	$632,787	$51,434	$(35,803)

Investment Impairments

Management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate owned by us at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the periods from July 12, 2004 (date of inception) through December 31, 2004 and January 1, 2005 through October 30, 2005.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to the property.  We recorded an allowance for doubtful accounts associated with accounts receivable of $48,759 at October 30, 2005.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance of the property.

Behringer Harvard 4245 Central LP

Notes to Financial Statements

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $58,514 at October 30, 2005.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the periods from July 12, 2004 (date of inception) through December 31, 2004 and January 1, 2005 through October 30, 2005 was $6,738 and $11,851, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

3.                                      Partners’ Capital

Income and Loss Allocation

In accordance with the Partnership agreement, profits and losses for each fiscal year are allocated among the partners so as to reduce, proportionately, in the case of any profits, the difference between their respective target account (the hypothetical amount that each partner would receive upon the liquidation of the Partnership, as defined by the Partnership agreement) and their partially adjusted capital accounts (the capital account of each partner at the beginning of the year, adjusted for allocations of items of income, gain, loss or deduction not included in the current year income allocation and all capital contributions and distributions during such period for such fiscal year, as defined by the Partnership agreement) and, in the case of losses, the difference between their respective partially adjusted capital accounts and target accounts for such fiscal year.

Distributions

Within twenty (20) days following the end of each month (unless otherwise approved by a partnership vote), the Partnership distributes excess cash (as defined by the Partnership agreement) in the following order of priority:

•                  First, to the Partners in proportion to their respective Additional Capital Contribution Account balances (as defined by the Partnership agreement) until their respective Additional Capital Account balances are reduced to zero;

•                  Next, to the partners in proportion to their respective Initial Capital Contribution Account balances (as defined by the Partnership agreement) until their respective Initial Capital Contribution Account balances are reduced to zero;

•                  Next, to the partners, pro rata in accordance with their Residual Percentages (as defined by the Partnership agreement) until the partners have received distributions sufficient to provide the threshold return to such partners; and

•                  Thereafter, to the partners, pro rata in accordance with their Residual Percentages.

Behringer Harvard 4245 Central LP

Notes to Financial Statements

4.                                      Accrued Liabilities

Accrued liabilities are comprised of the following at October 30, 2005:

Accrued property taxes	$190,020
Security deposits and prepaid rent	61,109
Accrued interest payable	30,496
Accrued capital improvements	28,458
Accrued operating expenses	24,814
Other	37,354
Total accrued liabilities	$372,251

5.                                      Note Payable

The Partnership’s debt consists of a mortgage loan (the “Loan”) on the Property with Bank of America and is collateralized by the Property.  The Loan bears interest at LIBOR plus 2.5% and will mature on August 17, 2007.  The three month LIBOR rate in place as of October 30, 2005 was approximately 4.5%.  The Loan agreement with the Partnership allows for additional advances of up to of $902,500 above the initial advance of $5,537,500.  Additional amounts advanced on the loan will be subject to certain use restrictions and covenants as specified by the loan agreement.  The Partnership has made additional draw requests of $90,362 above the initial advance on the Loan as of October 30, 2005.

Future scheduled principal payments on the Loan at October 30, 2005 are due as follows:

2006	$32,967
2007	5,594,895
Total	$5,627,862

6.                                      Related Party Transactions

HPT Management Services LP (the “Property Manager”), an affiliate of the Partnership, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Property.  Under the terms of the management agreement, the Property Manager receives a property management fee equal to 4.5% of the monthly gross cash rents received by the Partnership.  The management agreement with the Property Manager will continue until June 2, 2010 and thereafter for successive seven year renewal periods, unless the Property Manager notifies the Partnership of their intent to terminate the agreement.  Total management fees earned by the Property Manager for the periods from July 12, 2004 (date on inception) through December 31, 2004 and January 1, 2005 through October 30, 2005 were $17,519 and $33,320.

The Property also pays Behringer Advisors II LP (“Advisors II”) an affiliate of the Partnership, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Partnership.  Total asset management fees earned by Advisors II during the periods from July 12, 2004 (date of inception) through December 31, 2004 and from January 1, 2005 through October 30, 2005 were $15,545 and $34,543, respectively.

7.                                      Leasing Activities

Future minimum base rental payments due to us under noncancelable leases for tenants occupying space at October 30, 2005, excluding tenant reimbursements for increases in operating expenses, are as follows:

2005	$98,332
2006	893,735
2007	917,186
2008	851,841
2006	771,104
Thereafter	2,704,740
Total	$6,236,938

Behringer Harvard 4245 Central LP

Notes to Financial Statements

Two tenants accounted for greater than 10% of rental revenue for the period from January 1, 2005 through October 30, 2005, with rent totaling approximately $258,000 and occupying approximately 17% of rentable space in the building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Short-Term Opportunity Fund I LP:

We have audited the consolidated financial statements of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005 and for the years then ended, and have issued our report thereon dated April 2, 2007; such report is included elsewhere in this Form 10-K.  Our audit also included the consolidated financial statement schedule of the Partnership listed in Item 15(a)2.  The financial statement schedule is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion, based on our audit.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 2, 2007

Behringer Harvard  Short-Term Opportunity Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2006

			Initial cost		Cost capitalized	Gross amount
					subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances	Land	Buildings	to acquisition	close of period	depreciation	construction	acquired	life

Quorum Property	Dallas	$4,950,308	$2,196,698	$6,660,281	$952,279	$9,809,258	$819,492	1981	7/2/2004	(1)
Skillman Property	Dallas	10,352,067	(3) 3,369,349	7,668,825	673,586	11,711,760	821,122	1986	7/23/2004	(1)
Central Property	Dallas	6,020,688	596,713	6,593,242	760,102	7,950,057	659,095	1986	8/17/2004	(1)
Coit Property	Dallas	4,883,280	3,500,000	2,955,472	13,000	6,468,472	256,918	1986	10/4/2004	(1)
Mockingbird Commons	Dallas	65,559,933	2,614,416	31,920,250	50,954,656	85,489,322	204,617	2006	11/8/2004	(2)
Northwest Highway Property	Dallas	4,353,839	—	—	6,840,452	6,840,452	—	—	3/3/2005	(4)
250/290 Carpenter Property	Dallas	11,250,000	4,797,207	16,990,781	3,386,656	25,174,644	1,325,385	1976	4/4/2005	(1)
Landmark I	Dallas	10,449,588	3,184,796	10,602,238	50,230	13,837,264	602,989	1998	7/6/2005	(1)
Landmark II	Dallas	11,550,412	3,687,173	10,383,156	50,230	14,120,559	590,574	1998	7/6/2005	(1)
Melissa Land	Dallas	2,000,000	2,806,415	—	61,538	2,867,953	—	—	10/5/2005	(5)
Telluride Property	Telluride, CO	3,933,900	—	—	11,841,540	11,841,540	—	—	5/15/2006	(4)
Totals		$135,304,015	$26,752,767	$93,774,245	$75,584,269	$196,111,281	$5,280,192

(1)              Buildings are 25 years

(2)              Hotel is 39 years

(3)              Includes unamortized premium of $497,583

(4)              Includes properties under development

(5)              Land only

	Year ended	Year ended	Year ended
	December 31, 2006	December 31, 2005	December 31, 2004

Real Estate:
Balance at beginning of year	$142,216,490	$43,499,411	$—
Additions	60,733,154	101,630,530	43,499,411
Cost of real estate sold	(6,838,363)	(2,913,451)	—
Balance at end of the year	$196,111,281	$142,216,490	$43,499,411

Accumulated depreciation:
Balance at beginning of year	$2,822,870	$393,777	$—
Depreciation expense	3,174,549	2,429,093	393,777
Disposals	(717,227)	—	—
Balance at end of the year	$5,280,192	$2,822,870	$393,777

Index to Exhibits

Exhibit Number	Description
3.1

Amended and Restated Agreement of Limited Partnership of Registrant dated September 15, 2003 (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed May 11, 2004)

3.2	First Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant dated March 29, 2006 (previously filed and incorporated by reference to Form 8-K filed March 30, 2006)
3.3

Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed June 3, 2003)

10.1

Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 30, 2004)

10.2

Escrow Agreement between Registrant and Wells Fargo Bank Iowa, N.A. (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on February 11, 2003)

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
10.90

Construction Loan Agreement by and between Behringer Harvard Mountain Village, LLC and Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.91	Promissory Note made between Registrant and Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)
10.92	Guaranty Agreement made between Registrant and Texans Commercial Capital, LLC regarding the Telluride Property (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)
10.93

Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to the Public Trustee of San Miguel County, Colorado, as trustee, for the benefit of Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification
31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification
32.1*	Section 1350 Certifications

*       filed herewith