Form 10-Q
period 2007-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2007-05-15
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

FORM 10-Q

Quarter Ended March 31, 2007

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Real estate
Land	$31,557,540	$26,752,767
Buildings, net	96,257,733	94,380,136
Real estate under development	20,414,426	69,698,186
Total real estate	148,229,699	190,831,089

Condominium inventory	45,853,623	—
Cash and cash equivalents	14,644,233	20,837,383
Restricted cash	2,757,622	2,747,021
Accounts receivable, net	1,777,433	1,376,395
Prepaid expenses and other assets	1,251,194	658,260
Furniture, fixtures, and equipment, net	5,650,815	5,993,627
Deferred financing fees, net	1,517,296	1,905,324
Note receivable	218,694	212,324
Lease intangibles, net	8,715,594	8,802,226
Total assets	$230,616,203	$233,363,649

Liabilities and partners’ capital
Liabilities
Notes payable	$138,665,573	$135,304,015
Accounts payable	5,780,196	8,818,733
Payables to affiliates	203,486	183,913
Acquired below market leases, net	168,472	190,632
Distributions payable	259,922	259,866
Accrued liabilities	6,955,903	5,404,856
Capital lease obligations	271,822	283,950
Total liabilities	152,305,374	150,445,965

Commitments and contingencies

Minority interest	5,567,830	6,384,370

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at March 31, 2007 and December 31, 2006	72,742,565	76,532,862
General partners	434	452
Total partners’ capital	72,742,999	76,533,314
Total liabilities and partners’ capital	$230,616,203	$233,363,649

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Revenues
Rental revenue	$7,168,818	$4,455,333
Condominium sales	3,370,300	—
Total revenues	10,539,118	4,455,333

Expenses
Property operating expenses	4,166,459	690,426
Interest expense, net	2,088,475	747,149
Real estate taxes, net	931,713	753,753
Property and asset management fees	347,854	331,601
General and administrative	128,342	209,050
Advertising costs	1,413,175	96,020
Depreciation and amortization	2,145,328	2,601,841
Cost of condominium sales	3,349,403	—
Total expenses	14,570,749	5,429,840

Interest income	190,181	65,761
Minority interest	805,672	49,213
Loss from continuing operations	(3,035,778)	(859,533)

Loss from discontinued operations	—	(109,968)

Net loss	$(3,035,778)	$(969,501)

Allocation of net loss
Net loss allocated to general partners	$(18)	$(5)

Net loss allocated to limited partners	$(3,035,760)	$(969,496)

Basic and diluted weighted average shares outstanding	10,803,839	10,900,403

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.28)	$(0.08)
Loss from discontinued operations	—	(0.01)
Basic and diluted net loss per limited partnership unit	$(0.28)	$(0.09)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	General Partners		Limited Partners
		Accumulated	Number of	Contributions/	Accumulated
	Contributions	Losses	Units	(Distributions)	Losses	Total
Balance as of January 1, 2006	$500	$(29)	10,903,812	$91,272,653	$(2,545,969)	$88,727,155

Redemptions of limited partnership units			(99,973)	(891,997)		(891,997)

Distributions on limited partnership units				(8,214,253)		(8,214,253)

Net loss		(19)			(3,087,572)	(3,087,591)

Balance as of December 31, 2006	500	(48)	10,803,839	82,166,403	(5,633,541)	76,533,314

Distributions on limited partnership units				(754,537)		(754,537)

Net loss		(18)			(3,035,760)	(3,035,778)

Balance as of March 31, 2007	$500	$(66)	10,803,839	$81,411,866	$(8,669,301)	$72,742,999

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net loss	$(3,035,778)	$(969,501)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(805,672)	(49,213)
Depreciation and amortization	2,370,632	3,141,908
Amortization of deferred financing fees	236,839	87,248
Change in condominium inventory	3,031,022	—
Change in accounts receivable	(407,408)	762,559
Change in prepaid expenses and other assets	(592,934)	(310,968)
Change in accounts payable	(923,178)	225,586
Change in accrued liabilities	(919,221)	(63,386)
Change in payables to affiliates	19,574	—
Addition of lease intangibles	(992,308)	(365,586)
Cash (used in) provided by operating activities	(2,018,432)	2,458,647

Cash flows from investing activities
Capital expenditures for properties under development	(5,755,191)	(9,935,479)
Purchases of building equipment	(1,011,249)	(79,677)
Purchases of furniture, fixtures, and equipment	18,242	—
Change in restricted cash	(10,602)	357,161
Cash used in investing activities	(6,758,800)	(9,657,995)

Cash flows from financing activities
Proceeds from notes payable	6,696,174	8,827,646
Payments on notes payable	(3,334,616)	(191,536)
Payments on capital lease obligations	(12,128)	—
Redemptions of limited partnership units	—	(86,858)
Distributions	(754,480)	(806,591)
Distributions to minority interest holders	(10,868)	(3,855)
Contributions from minority interest holders	—	82,500
Change in payables to affiliates	—	(219,676)
Cash flows provided by financing activities	2,584,082	7,601,630

Net change in cash and cash equivalents	(6,193,150)	402,282
Cash and cash equivalents at beginning of period	20,837,383	15,769,969
Cash and cash equivalents at end of period	$14,644,233	$16,172,251

Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,609,808	$1,294,153

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$515,907	$183,193
Property and equipment additions in accrued liabilities	$2,470,267	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003, terminated on February 19, 2005, and is described below (“the Offering”).  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire twelve properties, including eight office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, and two development properties.

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

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the number of units of limited partnership interest being offered to 10,950,000 and decrease the number of units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  As of March 31, 2007, we had redeemed 193,349 of the units issued pursuant to the Offering for $1,727,109.  Our General Partners decided to terminate the redemption program effective December 31, 2006.

Until December 31, 2008, the value of our units will be deemed to be $10, adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of March 31, 2007, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements
(Unaudited)

technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of May 9, 2007, we had 10,803,839 limited partnership units outstanding.

3.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of March 31, 2007, consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 and cash flows for the three month periods ended March 31, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended March 31, 2007 and 2006. Such adjustments are of a normal recurring nature.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office buildings are depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties are depreciated over the estimated useful life of 39 years using the straight-line method.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated average remaining useful lives of our acquired lease intangibles as of March 31, 2007 range from 0.5 years to 6.0 years.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1 - December 31, 2007	$2,833,619
2008	1,429,496
2009	554,221
2010	554,221
2011	540,437

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of March 31, 2007	Improvements	Intangibles	Leases
Cost	$102,527,207	$17,398,627	$(367,354)
Less: depreciation and amortization	(6,269,474)	(8,683,033)	198,882
Net	$96,257,733	$8,715,594	$(168,472)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2006	Improvements	Intangibles	Leases
Cost	$99,660,328	$16,554,180	$(425,951)
Less: depreciation and amortization	(5,280,192)	(7,751,954)	235,319
Net	$94,380,136	$8,802,226	$(190,632)

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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  There were no impairment charges during the three months ended March 31, 2007 or 2006.

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheets approximates fair value.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consist of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $122,881 and $170,201 at March 31, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes inventory, prepaid directors and officers insurance, prepaid advertising, as well as prepaid insurance and real estate taxes of our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $650,409 and $325,839 at March 31, 2007 and December 31, 2006, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $2,252,378 and $1,864,350 at March 31, 2007 and December 31, 2006, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2007 and 2006 was $190,889 and $55,061, respectively.  As discussed

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  We also recognize revenue from operations of a hotel.  The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new condominium in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”

Advertising Costs

Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized.  Certain prepaid advertising costs are capitalized and expensed over the stated terms of the contract.  All other advertising costs are expensed as incurred.

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

Concentration of Credit Risk

We had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2007 and 2006.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

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

5.                                      Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified our state tax return in Texas as a key tax jurisdiction.  The only periods subject to examination for our federal return are the 2003 through 2006 tax years.  The periods subject to examination for our state of Texas returns are years 2002 through 2006.  We are not currently under federal or state income tax examination.  We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.  The adoption of FIN 48, therefore, had no impact on our financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We have not yet determined if we will choose to measure any eligible financial assets and liabilities at fair value under SFAS No. 159.

6.                                      Real Estate

As of March 31, 2007, we wholly owned the following properties:

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2007, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	62.50%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	hotel/mixed-use property	70.00%
Northwest Highway Property	Dallas, Texas	land	development property	80.00%
Melissa Land	Melissa, Texas	land	development property	60.00%

7.                                      Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (“the Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at March 31, 2007.  For the three months ended March 31, 2007 and 2006, we capitalized a total of $3,486,775 and $10,000,186, respectively, in costs associated with the development of the Mockingbird Commons Property.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three months ended March 31, 2007 and 2006, we capitalized $607,817 and $774,103, respectively, in interest costs for the Mockingbird Commons Property.  As a result of the completion of the development phase of the Mockingbird Commons Property at March 31, 2007, development costs will no longer be capitalized.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  The Northwest Highway Property currently has no operations, and no operations are planned.  Development was substantially completed in April 2007.  Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at March 31, 2007.  For the three months ended March 31, 2007 and 2006, we capitalized a total of $443,158 and $354,400 respectively, in costs associated with the development of the Northwest Highway Property.  During the three months ended March 31, 2007 and 2006, we capitalized $122,758 and $102,196, respectively, in interest costs for the Northwest Highway Property.  As a result of the completion of the development phase of the Northwest Highway Property in April 2007, development costs will no longer be capitalized.

On May 15, 2006, we acquired a 100% interest in the Telluride Property.  We plan to construct 23 luxury condominium units on the 1.56 acre site.  Construction is expected to reach completion in January 2008.  The Telluride Property currently has no operations.  Certain development costs associated with the Telluride Property have been capitalized on our balance sheet at March 31, 2007.  For the three months ended March 31, 2007, we capitalized a total of $1,289,277 in costs associated with the development of the Telluride Property.  During the three months ended March 31, 2007, we capitalized $230,735 in interest costs for the Telluride Property.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

8.                                      Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of March 31, 2007 and December 31, 2006:

	Balance		Interest	Maturity
Description	March 31, 2007	December 31, 2006	Rate	Date
Quorum Property Loan	$5,092,693	$4,950,308	Prime (1)	6/30/2007
Coit Property Loan	4,800,560	4,883,280	3 mo LIBOR + 1.5% (2)	10/4/2007
Skillman Property Loan	9,819,364	9,854,484	7.340%	4/11/2011
Skillman Property Loan - unamortized premium	478,430	497,583		4/11/2011
Central Property Loan	6,003,877	6,020,688	3 mo LIBOR + 2.5% (2)	8/17/2007
Mockingbird Commons Texans Loan	32,933,060	29,989,752	Prime + 0.5% (1)	10/1/2007
Mockingbird Commons American Loan	34,885,342	35,570,181	3 mo LIBOR + 2.75% (2)	9/30/2007
Mockingbird Commons Partnership Loan	300,000	—	10.0%	1/1/2008
Northwest Highway Loan	4,353,839	4,353,839	3 mo LIBOR + 2.0% (2)	4/20/2007
Landmark I Loan	10,449,588	10,449,588	3 mo LIBOR + 1.4% (2)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5% (1)	9/29/2007
Telluride Loan	4,748,408	3,933,900	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250,000	11,250,000	30-day LIBOR + 1.75% (3)	9/1/2008
	$138,665,573	$135,304,015

(1)          Prime rate at March 31, 2007 was 8.25%.

(2)          Three month London Interbank Offer Rate (“LIBOR”) was 5.3479% at March 31, 2007.

(3)          30-day LIBOR was 5.3195% at March 31, 2007.

As of March 31, 2007, approximately $90,400,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $83,700,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On January 10, 2007, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership $300,000.  The loan, funded on January 24, 2007, is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest is due and payable in full on or before January 1, 2008.

Generally, our notes payable mature approximately three to five years from origination.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At March 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.  The named building is held as collateral for the associated loan and all loans are unconditionally guaranteed by us.

9.                                      Commitments and Contingencies

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  We have identified conditional asset retirement obligations at a certain number of our properties that are mainly related to asbestos removal.  Under FIN 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated.  We believe that, as of March 31, 2007, we have incurred and paid all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for these conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at March 31 are as follows:

Year ending	Amount
2007	$55,629
2008	74,172
2009	74,172
2010	74,172
2011	55,629
thereafter	—
Total minimum future lease payments	$333,774

Less: amounts representing interest	61,952

Total future lease principal payments	$271,822

10.                               Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.   Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at March 31, 2007 were $259,922.

The following are the total distributions declared during the three months ended March 31, 2007:

2007	Cash
First Quarter	$754,537

11.                               Related Party Arrangements

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the three months ended March 31, 2007 and 2006, we incurred property management fees payable to HPT Management of $141,667 and $206,927, respectively, of which $23,234 is included in loss from discontinued operations for the three months ended March 31, 2006.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the three months ended March 31, 2007 and 2006, we incurred asset management fees of $259,793 and $218,123, respectively, of which $53,606 and $59,680, respectively, were capitalized to real estate and $10,535 is included in loss from discontinued operations for the three months ended March 31, 2006.

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

12.                               Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet, to an unaffiliated third party for a contract sale price of $10,450,000.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4,525,000 with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2006:

Three months
ended
March 31, 2006

Rental revenue	$466,560

Expenses
Property operating expenses	148,690
Ground rent	87,837
Real estate taxes	56,325
Property and asset management fees	33,769
Interest expense, net	104,674
Depreciation and amortization	146,896
Total expenses	578,191

Interest income	1,663
Loss from discontinued operations	$(109,968)

13.                               Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

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

14.                               Subsequent Events

We are currently finalizing a one-year extension of the Northwest Highway Loan, which was originally set to mature on April 20, 2007, with The Frost National Bank.

In May 2007, we were made aware of a conditional asset retirement obligation at one of our properties related to ground water and soil contamination.  We are currently conducting additional investigative work to determine the impact to the soil and groundwater and to establish possible remediation solutions.  We are not yet able to reasonably estimate the fair value of this conditional liability, but will do so when we receive sufficient information.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we will evaluate these estimates.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the commercial office buildings are depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties are depreciated over the estimated useful life of 39 years using the straight-line method.

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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  There were no impairment charges during the three months ended March 31, 2007 or 2006.

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

Overview

For the three months ended March 31, 2007 and 2006, we had six wholly-owned properties and interests in five properties through investments in partnerships and joint ventures.  All five investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended March 31, 2007 and 2006.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased the Telluride property, which is currently under development, on May 15, 2006.  The single tenant at the 250/290 Carpenter Property terminated their lease effective June 30, 2006 and the boutique hotel portion of the Mockingbird Commons Property (“Hotel Palomar”) became operational in September 2006.  We also began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007.

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2007 and 2006 was $7,168,818 and $4,455,333, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in revenue for the three months ended March 31, 2007 is primarily a result of the commencement of operations at Hotel Palomar, partially offset by the loss of approximately $1,600,000 in revenue as a result of the termination of the single tenant’s lease at the 250/290 Carpenter Property effective June 30, 2006.

Condominium Sales Revenue. Condominium sales revenue for the three months ended March 31, 2007 was $3,370,300 and was comprised of the sales of condominiums located at the Mockingbird Commons Property.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during the quarter.   We expect revenues from the sale of the condominiums to continue throughout 2007.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2007 and 2006 were $4,166,459 and $690,426, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the three months ended March 31, 2007 is primarily due to the commencement of operations at Hotel Palomar.  We expect property operating expenses to increase as our other development properties become operational.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2007 and 2006 was $2,088,475 and $747,149, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our six wholly-owned properties and our five investments in partnerships that we consolidated.  The increase in interest expense for the three months ended March 31, 2007 is primarily the result of interest expense no longer being capitalized for the Mockingbird Commons Property as a result of the completion of the development phase.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties.  Interest costs for the development of the Telluride Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the three months ended March 31, 2007, we capitalized interest costs of $607,817 for the Mockingbird Commons Property, $122,758 for the Northwest Highway Property and $230,735 for the Telluride Property.  For the three months ended March 31, 2006, we capitalized interest costs of $774,103 for the Mockingbird Commons Property and $102,196 for the Northwest Highway Property.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2007 and 2006 were $931,713 and $753,753, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase is primarily due to property taxes no longer being capitalized for the Mockingbird Commons Property as a result of the completion of the development phase of the project.  We expect real estate taxes to increase as other properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2007 and 2006 were $347,854 and $331,601, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to the Mockingbird Commons Property becoming fully operational during the quarter ended March 31, 2007.  We expect real estate taxes to increase as properties under development become operational.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 and 2006 were $128,342 and $209,050, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The decrease in the quarter ended March 31, 2007 is primarily due to a reduction in legal fees, auditing fees and printing costs.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the three months ended March 31, 2007 were $1,413,175 and were comprised primarily of advertising costs for the sale of condominiums at the Mockingbird Commons Property.  Advertising costs for the three months ended March 31, 2006 were $96,020 and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease as a result of the completion of the development phase of the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2007 was $2,145,328 and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended March 31, 2006, depreciation and amortization expense associated with our consolidated properties was $2,601,841.  The decrease in depreciation and amortization expense is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at the 250/290 Carpenter Property during the quarter ended June 30, 2006, partially offset by higher depreciation and amortization associated with assets placed in service at the Mockingbird Commons Property.  We expect depreciation and amortization expenses to increase as development properties become operational.

Cost of Condominium Sales. Cost of condominium sales for the three months ended March 31, 2007 was $3,349,403 and was comprised of the costs associated with the sale of condominiums, including selling costs, located at the Mockingbird Commons Property.  We began selling the condominiums during the first quarter of 2007.   We expect cost from the sale of the condominiums to continue throughout 2007.

Interest Income. Interest income for the three months ended March 31, 2007 was $190,181 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the three months ended March 31, 2006 was $65,761.  The increase in interest income is due to higher cash balances on deposit with banks primarily as a result of cash flows from the properties being invested in interest bearing accounts.

Minority Interest. Minority interest income for the three months ended March 31, 2007 and 2006 was $805,672 and $49,213, respectively, and represents the other partners’ proportionate share of losses from investments in the five partnerships that we consolidated. The increase in minority interest income is primarily due to the commencement of operations at Hotel Palomar.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the three months ended March 31, 2006 was $109,968 and represents the activity for the Woodall Rodgers Property, which was sold on July 24, 2006.

Cash Flow Analysis

As of March 31, 2007 and 2006, we owned interests in eleven properties.  We sold the Woodall Rodgers Property on July 24, 2006 and purchased the Telluride property, which is currently under development, on May 15, 2006.  We began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007 and the Hotel Palomar became operational during the third quarter of 2006.

Cash used in operating activities for the three months ended March 31, 2007 was $2,018,432 and was comprised primarily of the net loss of $3,035,778, adjusted for depreciation and amortization of $2,370,632 and the addition of lease intangibles of $992,308.  During the three months ended March 31, 2006, cash provided by operating activities was $2,458,647 and consisted primarily of the adjustment for depreciation and amortization of $3,141,908 and changes in working capital accounts of $613,791, partially offset by the net loss of $969,501 and the addition of lease intangibles of $365,586.

Cash used in investing activities for the three months ended March 31, 2007 was $6,758,800 and was primarily comprised of purchases of capital expenditures for properties under development of $5,755,191 and purchases of building equipment of $1,011,249.  Cash used in investing activities for the three months ended March 31, 2006 was $9,657,995 and was comprised primarily of purchases of capital expenditures for properties under development of $9,935,479, partially offset by changes in restricted cash accounts associated with property escrows of $357,161.

Cash provided by financing activities was $2,584,082 in 2007 versus $7,601,630 in 2006.  For the three months ended March 31, 2007, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $3,361,558, partially offset by distributions of $754,480.  For the three months ended March 31, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $8,636,110, partially offset by distributions of $806,591.

Liquidity and Capital Resources

Our cash and cash equivalents were $14,644,233 at March 31, 2007.  Our principal demands for funds will be for the payment of operating expenses and distributions and for the payment of our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations.

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

As of March 31, 2007, approximately $90,400,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $83,700,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Generally, our notes payable mature approximately three to five years from origination.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At March 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

Net operating income (“NOI”), a non-GAAP measure, is defined as net income, computed in accordance with GAAP, generated from operating properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interest and the gain or loss on the sale of assets.  We believe that NOI provides an accurate measure of our operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three months ended March 31, 2007 and 2006 are presented below.

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Total revenues	$10,539,118	$4,455,333

Operating expenses
Property operating expenses	4,166,459	690,426
Real estate taxes	931,713	753,753
Property and asset management fees	347,854	331,601
Advertising costs	1,413,175	96,020
Cost of condominium sales	3,349,403	—
Less: Asset management fees	(206,186)	(147,908)
Total operating expenses	10,002,418	1,723,892

Net operating income	$536,700	$2,731,441

Reconciliation to Net loss
Net operating income	$536,700	$2,731,441

Less: Depreciation and amortization	(2,145,328)	(2,601,841)
General & administrative expenses	(128,342)	(209,050)
Interest expense	(2,088,475)	(747,149)
Asset management fees	(206,186)	(147,908)
Add: Interest income	190,181	65,761
Minority interest	805,672	49,213
Loss from discontinued operations	—	(109,968)

Net loss	$(3,035,778)	$(969,501)

Disposition Policies

As noted previously, we have now completed the Offering.  We anticipate that prior to our termination and dissolution, all of our properties will be sold.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us or, after five years following the termination of the Offering, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment.  Thus, we are intended to be self-liquidating in nature.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after seven years from the commencement of the Offering.  Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

•                  used to purchase land underlying any of our properties;

•                  used to buy out the interest of any co-tenant or joint venture partner in a property that is jointly owned;

•                  used to enter into a joint venture with respect to a property:

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $138,700,000 in notes payable at March 31, 2007, approximately $128,100,000 represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $1,280,000.

At March 31, 2007, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.                                                   Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

 On February 19, 2003, we commenced the Offering of up to 10,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100125).  The Registration Statement also covered up to 1,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan at a price of $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The Offering was terminated on February 19, 2005.  The number of units sold and the offering proceeds realized pursuant to the Offering as of March 31, 2007 were 10,997,188 limited partnership units for $109,244,460.  The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $97,217,661.

From the commencement of the Offering through March 31, 2007, we had used approximately $96,200,000 of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable.  Of the amount used for the purchase of these investments, $6,331,590 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

The General Partners terminated the Partnership’s unit redemption program on December 31, 2006 and therefore no units were repurchased by the Partnership during the three months ended March 31, 2007.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2007.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 15, 2007		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1

Amended and Restated Agreement of Limited Partnership of the Registrant dated September 15, 2003 (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed May 11, 2004)

3.2	First Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant dated March 29, 2006 (previously filed in and incorporated by reference to Form 8-K filed on March 30, 2006)

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

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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