Form 10-Q
period 2007-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2007-08-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

FORM 10-Q

Quarter Ended June 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Real estate
Land	$38,872,493	$26,752,767
Buildings, net	98,867,222	94,380,136
Real estate under development	15,092,364	69,698,186
Total real estate	152,832,079	190,831,089

Condominium inventory	41,986,670	—
Cash and cash equivalents	6,765,637	20,837,383
Restricted cash	2,920,789	2,747,021
Accounts receivable, net	1,914,297	1,376,395
Prepaid expenses and other assets	1,057,014	658,260
Furniture, fixtures, and equipment, net	5,460,986	5,993,627
Deferred financing fees, net	1,135,865	1,905,324
Note receivable	225,327	212,324
Lease intangibles, net	8,377,194	8,802,226
Total assets	$222,675,858	$233,363,649

Liabilities and partners’ capital
Liabilities
Notes payable	$135,596,135	$135,304,015
Accounts payable	5,161,968	8,818,733
Payables to affiliates	122,125	183,913
Acquired below market leases, net	149,959	190,632
Distributions payable	251,517	259,866
Accrued liabilities	7,408,659	5,404,856
Capital lease obligations	259,547	283,950
Total liabilities	148,949,910	150,445,965

Commitments and contingencies

Minority interest	4,844,834	6,384,370

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at June 30, 2007 and December 31, 2006	68,880,699	76,532,862
General partners	415	452
Total partners’ capital	68,881,114	76,533,314
Total liabilities and partners’ capital	$222,675,858	$233,363,649

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues
Rental revenue	$3,415,455	$6,271,093	$6,626,626	$10,726,426
Hotel revenue	4,118,515	—	8,076,162	—
Condominium sales	4,861,902	—	8,232,202	—
Total revenues	12,395,872	6,271,093	22,934,990	10,726,426

Expenses
Property operating expenses	4,708,076	617,533	8,874,535	1,307,959
Interest expense, net	2,818,192	918,079	4,906,667	1,665,228
Real estate taxes, net	1,051,023	761,009	1,982,736	1,514,762
Property and asset management fees	390,224	316,369	738,077	647,970
Preopening costs	—	391,295	—	391,295
General and administrative	272,568	190,760	400,909	399,810
Advertising costs	364,275	11,764	1,777,450	107,784
Depreciation and amortization	2,127,613	3,440,596	4,272,939	6,042,437
Cost of condominium sales	4,541,224	—	7,890,628	—
Total expenses	16,273,195	6,647,405	30,843,941	12,077,245

Interest income	94,465	125,648	284,646	191,409
Minority interest	711,546	134,697	1,517,218	183,910
Loss from continuing operations before income taxes	(3,071,312)	(115,967)	(6,107,087)	(975,500)

Current income taxes	44,736	—	44,736	—
Deferred income taxes	(19,215)	—	(19,215)	—
Loss from continuing operations	(3,096,833)	(115,967)	(6,132,608)	(975,500)

Loss from discontinued operations	(2,100)	(86,226)	(2,100)	(196,194)

Net loss	$(3,098,933)	$(202,193)	$(6,134,708)	$(1,171,694)

Allocation of net loss
Net loss allocated to general partners	$(19)	$(1)	$(37)	$(6)

Net loss allocated to limited partners	$(3,098,914)	$(202,192)	$(6,134,671)	$(1,171,688)

Basic and diluted weighted average limited partnership units outstanding	10,803,839	10,889,365	10,803,839	10,894,906

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.29)	$(0.01)	$(0.57)	$(0.09)
Loss from discontinued operations	—	(0.01)	—	(0.02)
Basic and diluted net loss per limited partnership unit	$(0.29)	$(0.02)	$(0.57)	$(0.11)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	General Partners		Limited Partners
		Accumulated	Number of	Contributions/	Accumulated
	Contributions	Losses	Units	(Distributions)	Losses	Total
Balance as of January 1, 2006	$500	$(29)	10,903,812	$91,272,653	$(2,545,969)	$88,727,155

Redemptions of limited partnership units			(99,973)	(891,997)		(891,997)

Distributions on limited partnership units				(8,214,253)		(8,214,253)

Net loss		(19)			(3,087,572)	(3,087,591)

Balance as of December 31, 2006	500	(48)	10,803,839	82,166,403	(5,633,541)	76,533,314

Distributions on limited partnership units				(1,517,492)		(1,517,492)

Net loss		(37)			(6,134,671)	(6,134,708)

Balance as of June 30, 2007	$500	$(85)	10,803,839	$80,648,911	$(11,768,212)	$68,881,114

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	ended	ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$(6,134,708)	$(1,171,694)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(1,517,218)	(183,910)
Depreciation and amortization	4,735,788	7,208,486
Amortization of deferred financing fees	553,199	213,108
Change in condominium inventory	6,897,975	—
Change in accounts receivable	(537,902)	(1,493,304)
Change in prepaid expenses and other assets	(398,754)	(146,494)
Change in accounts payable	(3,976,827)	298,330
Change in accrued liabilities	300,523	1,401,051
Change in payables to affiliates	(61,788)	—
Addition of lease intangibles	(1,758,069)	(478,001)
Cash (used in) provided by operating activities	(1,897,781)	5,647,572

Cash flows from investing activities
Purchases of properties under development	—	(6,939,738)
Capital expenditures for properties under development	(5,185,964)	(23,870,537)
Purchases of building equipment	(5,525,270)	(415,540)
Refunds of furniture, fixtures, and equipment	4,482	—
Change in note receivable	(13,003)	—
Change in restricted cash	(173,768)	(304,772)
Cash used in investing activities	(10,893,523)	(31,530,587)

Cash flows from financing activities
Proceeds from notes payable	8,377,827	33,961,738
Payments on notes payable	(8,085,707)	(377,836)
Payments on capital lease obligations	(24,403)	—
Redemptions of limited partnership units	—	(220,014)
Distributions	(1,525,841)	(1,630,382)
Distributions to minority interest holders	(22,318)	(21,983)
Contributions from minority interest holders	—	82,498
Change in payables to affiliates	—	(237,123)
Cash flows (used in) provided by financing activities	(1,280,442)	31,556,898

Net change in cash and cash equivalents	(14,071,746)	5,673,883
Cash and cash equivalents at beginning of period	20,837,383	15,769,969
Cash and cash equivalents at end of period	$6,765,637	$21,443,852

Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,111,795	$3,018,062

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$492,549	$1,699,034
Property and equipment additions in accrued liabilities	$1,703,281	$185,448

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003, terminated on February 19, 2005, and is described below (the “Offering”).  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including eight office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, and two development properties.

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

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the number of units of limited partnership interest being offered to 10,950,000 and decrease the number of units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  As of June 30, 2007, we had redeemed 193,349 of the units issued pursuant to the Offering for $1,727,109.  Our General Partners terminated the redemption program effective December 31, 2006.

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of June 30, 2007, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of August 9, 2007, we had 10,803,839 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2007, consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended June 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated average remaining useful lives of our acquired lease intangibles as of June 30, 2007 range from 0.2 years to 5.8 years.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
July 1 - December 31, 2007	$1,893,254
2008	1,429,496
2009	554,221
2010	554,221
2011	540,437

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease	Acquired Below-
As of June 30, 2007	Improvements	Intangibles	Market Leases
Cost	$106,088,087	$18,093,057	$(367,354)
Less: depreciation and amortization	(7,220,865)	(9,715,863)	217,395
Net	$98,867,222	$8,377,194	$(149,959)

	Buildings and	Lease	Acquired Below-
As of December 31, 2006	Improvements	Intangibles	Market Leases
Cost	$99,660,328	$16,554,180	$(425,951)
Less: depreciation and amortization	(5,280,192)	(7,751,954)	235,319
Net	$94,380,136	$8,802,226	$(190,632)

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  There were no impairment charges during the three and six months ended June 30, 2007 or 2006.

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

Accounts Receivable

Accounts receivable primarily consist of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $132,886 and $170,201 at June 30, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include inventory, prepaid directors and officers insurance, prepaid advertising, as well as prepaid insurance and real estate taxes of our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $978,527 and $325,839 at June 30, 2007 and December 31, 2006, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $2,457,779 and $1,864,350 at June 30, 2007 and December 31, 2006, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended June 30, 2007 and 2006 was $389,606 and $78,199, respectively.  The total net

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

increase to rental revenue due to straight-line rent adjustments for the six months ended June 30, 2007 and 2006 was $580,495 and $133,260, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.  Rental revenue for the three and six months ended June 30, 2006 includes a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.

Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of the Mockingbird Commons Property (“Hotel Palomar”) and are recognized as the services are rendered.

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

Concentration of Credit Risk

We have cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties.  Our income producing properties generated 100% of our consolidated revenues for the three and six months ended June 30, 2007 and 2006.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

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

5.                                      Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under federal or state income tax examination.  We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.  The adoption of FIN 48, therefore, had no impact on our financial statements.

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

In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings.  The provisions of this SOP are effective for us on January 1, 2008.  We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

6.                                      Real Estate

As of June 30, 2007, we wholly owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
Quorum Property	Dallas, Texas	133,799	7-story office building
Skillman Property	Dallas, Texas	98,764	shopping/service center
250/290 Carpenter Property	Irving, Texas	539,000	three-building office complex
Landmark I	Dallas, Texas	122,273	2-story office building
Landmark II	Dallas, Texas	135,154	2-story office building
Telluride Property	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land

As of June 30, 2007, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	62.50%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	hotel/mixed-use property	70.00%
Northwest Highway Property	Dallas, Texas	land	developed land	80.00%

 7.                                   Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LP (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at June 30, 2007.  As a result of the completion of the development phase of the Mockingbird Commons Property at March 31, 2007, development costs are no longer being capitalized.  For the six months ended June 30, 2007 and 2006, we capitalized a total of $3,486,775 and $25,029,259, respectively, in costs associated with the development of the Mockingbird Commons Property.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three months ended June 30, 2006, we capitalized $1,065,874 in interest costs for the Mockingbird Commons Property.  For the six months ended June 30, 2007 and 2006, we capitalized $607,817 and $1,839,977, respectively, in interest costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  The Northwest Highway Property currently has no operations, and no operations are planned.  Development of the land was completed in April 2007 and is now classified as land on the accompanying balance sheet.  As a result of the completion of the development phase of the Northwest Highway Property in April 2007, development costs will no longer be capitalized.  Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at June 30, 2007.  For the six months ended June 30, 2007 and 2006, we capitalized a total of $443,158 and $589,541, respectively, in costs associated with the development of the Northwest Highway Property.  During the three months ended June 30, 2006, we capitalized $104,924 in interest costs for the Northwest Highway Property.  During the six months ended June 30, 2007 and 2006, we capitalized $122,758 and $207,120, respectively, in interest costs for the Northwest Highway Property.

On May 15, 2006, we acquired a 100% interest in the Telluride Property.  We plan to construct 23 luxury condominium units on the 1.56 acre site.  Construction is expected to reach completion in 2008.  The Telluride Property currently has no operations.  Certain development costs associated with the Telluride Property have been capitalized on our balance sheet at June 30, 2007.  For the six months ended June 30, 2007, we capitalized a total of $3,230,824 in costs associated with the development of the Telluride Property.  During the three months ended June 30, 2007, we capitalized $250,522 in interest costs for the Telluride Property.  During the six months ended June 30, 2007, we capitalized $481,257 in interest costs for the Telluride Property.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

8.                                      Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of June 30, 2007 and December 31, 2006:

	Balance		Interest	Maturity
Description	June 30, 2007	December 31, 2006	Rate	Date
Quorum Property Loan	$5,082,701	$4,950,308	Prime (1)	6/30/2007
Coit Property Loan	4,635,120	4,883,280	3 mo LIBOR + 1.5% (2)	10/4/2007
Skillman Property Loan	9,787,575	9,854,484	7.340%	4/11/2011
Skillman Property Loan - unamortized premium	458,644	497,583		4/11/2011
Central Property Loan	5,995,471	6,020,688	3 mo LIBOR + 2.5% (2)	8/17/2007
Mockingbird Commons Texans Loan	30,390,129	29,989,752	Prime + 0.5% (1)	10/1/2007
Mockingbird Commons American Loan	33,907,493	35,570,181	3 mo LIBOR + 2.75% (2)	9/30/2007
Mockingbird Commons Partnership Loan	300,000	—	10.0%	1/1/2008
Northwest Highway Loan	4,353,838	4,353,839	3 mo LIBOR + 2.0% (2)	4/19/2008
Landmark I Loan	10,449,588	10,449,588	3 mo LIBOR + 1.4% (2)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5%(1)	9/29/2007
Telluride Loan	5,435,164	3,933,900	Prime + 0.75%(1)	10/1/2009
Revolver Agreement	11,250,000	11,250,000	30-day LIBOR + 1.75% (3)	9/1/2008
	$135,596,135	$135,304,015

(1)          Prime rate at June 30, 2007 was 8.25%.

(2)          Three month London Interbank Offer Rate (“LIBOR”) was 5.3593% at June 30, 2007.

(3)          30-day LIBOR was 5.3195% at June 30, 2007.

As of June 30, 2007, approximately $86,700,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $80,000,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On January 10, 2007, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership $300,000.  The loan, funded on January 24, 2007, is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest is due and payable in full on or before January 1, 2008.  The minority partner funded their portion of the loan on January 24, 2007.

On April 20, 2007, our direct and indirect subsidiary, Behringer Harvard Northwest Highway LP (the “Northwest Highway Partnership”) extended the loan agreement with The Frost National Bank regarding the Northwest Highway Loan that was set to mature on that same date.  Monthly payments of interest are due through the maturity date of April 19, 2008.  Additionally, quarterly payments of principal in the amount of $870,768 are due beginning July 19, 2007.  On April 20, 2005, the Northwest Highway Partnership entered into the Northwest Highway Loan with The Frost National Bank.  Funds from the loan agreement were used to develop the land into high-end residential lots for the future sale to luxury home builders.  We are subject to a guaranty agreement with The Frost National Bank in which we guarantee prompt and full repayment of any borrowings.  Under the guaranty agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings.

On July 16, 2007, the Northwest Highway Partnership entered into a loan agreement with Citibank, N.A. to borrow up to $4,550,000.  Proceeds from the loan were used to completely pay down the Northwest Highway Loan with The Frost National Bank.  The interest rate under the loan agreement is the 30-day LIBOR rate plus 2.25% per annum.  The maturity date of the loan is July 15, 2009, with two options to extend for six months each.  Payments of interest only are due monthly with a principal payment of $227,500 due on June 30, 2008 and additional principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  We are subject to a guaranty agreement

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

with Citibank, N.A. in which we guarantee prompt and full repayment of any borrowings.  Under the guaranty agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings.

We are currently finalizing a one-year extension of the Quorum Property Highway Loan, which was originally set to mature on June 30, 2007, with Citibank, N.A.

Generally, our notes payable mature approximately three to five years from origination.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At June 30, 2007, we were in compliance with each of the debt covenants under our loan agreements.  The named building is held as collateral for the associated loan and all loans are unconditionally guaranteed by us.

9.                                      Commitments and Contingencies

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  We have identified conditional asset retirement obligations at a certain number of our properties that are related to asbestos removal and soil contamination.  Under FIN 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated.  As of June 30, 2007, we have recorded $175,000 in conditional liabilities for costs associated with asset retirement obligations.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at June 30 are as follows:

Year ending	Amount
2007	$37,086
2008	74,172
2009	74,172
2010	74,172
2011	55,629
thereafter	—
Total minimum future lease payments	$315,231

Less: amounts representing interest	55,684

Total future lease principal payments	$259,547

10.                               Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.   Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at June 30, 2007 were $251,517.

The following are the total distributions declared during 2007:

Second Quarter	$762,955
First Quarter	754,537
$1,517,492

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

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the six months ended June 30, 2007, Behringer Advisors II earned $949,500 of acquisition and advisory fees and was reimbursed $158,250 for acquisition-related expenses related to the development of the Telluride Property.  During the six months ended June 30, 2006, Behringer Advisors II earned $183,300 of acquisition and advisory fees and was reimbursed $30,550 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2007 and 2006, we incurred property management fees payable to HPT Management of $290,101 and $416,203, respectively, of which $45,476 is included in loss from discontinued operations for the six months ended June 30, 2006.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2007 and 2006, we incurred asset management fees of $518,492 and $429,914, respectively, of which $70,516 and $129,261, respectively, were capitalized to real estate and $23,410 is included in loss from discontinued operations for the six months ended June 30, 2006.

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

12.                               Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet, to an unaffiliated third party for a contract sale price of $10,450,000.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4,525,000 with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations. The results for the three and six months ended June 30, 2007 represent the final settlements for operations of the Woodall Rodgers Property.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2007 and 2006:

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Rental revenue	$—	$495,272	$—	$961,832

Expenses
Property operating expenses	2,100	147,596	2,100	296,286
Ground rent	—	87,837	—	175,674
Real estate taxes	—	56,875	—	113,200
Property and asset management fees	—	35,117	—	68,886
General and administrative	—	—	—	—
Interest expense, net	—	109,598	—	214,272
Depreciation and amortization	—	146,903	—	293,799
Total expenses	2,100	583,926	2,100	1,162,117

Interest income	—	2,428	—	4,091
Loss from discontinued operations	$(2,100)	$(86,226)	$(2,100)	$(196,194)

13.                               Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three and six months ended June 30, 2007, we recognized current tax expense of $44,736 and a deferred tax benefit of $19,215 related to the Texas margin tax.

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

14.                               Subsequent Events

On July 16, 2007, the Northwest Highway Partnership entered into the Citigroup Loan Agreement to borrow up to $4,550,000.  Proceeds from the loan were used to completely pay down the Northwest Highway Loan with The Frost National Bank.  The interest rate under the Citigroup Loan Agreement is the 30-day LIBOR rate plus 2.25% per annum.  The maturity date of the loan is July 15, 2009, with two options to extend for six months each.  Payments of interest only are due monthly with a principal payment of $227,500 due on June 30, 2008 and additional principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  We are subject to a guaranty agreement with Citibank, N.A. in which we guarantee prompt and full repayment of any borrowings.  Under the guaranty agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings.

We are currently finalizing a one-year extension of the Quorum Property Highway Loan, which was originally set to mature on June 30, 2007, with Citibank, N.A.

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

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  There were no impairment charges during the three or six months ended June 30, 2007 or 2006.

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

Overview

For the three and six months ended June 30, 2007 and 2006, we had seven wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  All four investments in partnerships and joint ventures were consolidated with and into our accounts for the three and six months ended June 30, 2007 and 2006.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased the Telluride property, which is currently under development, on May 15, 2006.  The single tenant at the 250/290 Carpenter Property terminated its lease effective June 30, 2006 and Hotel Palomar became operational in September 2006.  We sold additional condominiums at the Mockingbird Commons Property and completed development of the land at the Northwest Highway Property during the three months ended June 30, 2007.

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006

Continuing Operations

Rental Revenue. Rental revenue for the three months ended June 30, 2007 and 2006 was $3,415,455 and $6,271,093, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The decrease in revenue for the three months ended June 30, 2007 is primarily a result of the loss of approximately $2,900,000 in revenue, which includes an early termination fee of approximately $1,810,000, as a result of the termination of the single tenant’s lease at the 250/290 Carpenter Property effective June 30, 2006.  Management expects rental revenue to remain relatively constant in the near future.

Hotel Revenue. Hotel revenue for the three months ended June 30, 2007 was $4,118,515 and was comprised of revenue generated by the operations of Hotel Palomar which became operational in September 2006.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the three months ended June 30, 2007 was $4,861,902 and was comprised of the sales of condominiums located at the Mockingbird Commons Property.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during the quarter.   We expect revenue from the sale of the condominiums to continue throughout 2007.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2007 and 2006 were $4,708,076 and $617,533, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the three months ended June 30, 2007 is primarily due to the commencement of operations at Hotel Palomar.  We expect property operating expenses to remain relatively constant in the near future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2007 and 2006 was $2,818,192 and $918,079, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our seven wholly-owned properties and our four investments in partnerships that we consolidated.  The increase in interest expense for the three months ended June 30, 2007 is primarily the result of interest expense no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties and those properties become operational.  Interest costs for the development of the Telluride Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the three months ended June 30, 2007, we capitalized interest costs of $250,522 for the Telluride Property.  For the three months ended June 30, 2006, we capitalized interest costs of $1,065,874 for the Mockingbird Commons Property and $104,924 for the Northwest Highway Property.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2007 and 2006 were $1,051,023 and $761,009, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase is primarily due to property taxes no longer being capitalized for the Mockingbird Commons

Property and the Northwest Highway Property as a result of the completion of their development.  We expect real estate taxes to increase as properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the three months ended June 30, 2007 and 2006 were $390,224 and $316,369, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to management fees no longer being capitalized as a result of the completion of the development phase of the Mockingbird Commons Property.  We expect property and asset management fees to increase as properties under development become operational.

Preopening Costs. Preopening costs for the three months ended June 30, 2006 were $391,295.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the three months ended June 30, 2007.  Management does not expect additional preopening costs in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 and 2006 were $272,568 and $190,760, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase in the quarter ended June 30, 2007 is primarily due to an increase in auditing costs and printing costs for our annual report.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the three months ended June 30, 2007 were $364,275 and were comprised primarily of advertising costs for the sale of condominiums at the Mockingbird Commons Property.  Advertising costs for the three months ended June 30, 2006 were $11,764 and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease as a result of the completion of the development phase of the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2007 was $2,127,613 and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended June 30, 2006, depreciation and amortization expense associated with our consolidated properties was $3,440,596.  The decrease in depreciation and amortization expenses is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at the 250/290 Carpenter Property during the quarter ended June 30, 2006, partially offset by higher depreciation and amortization associated with assets placed in service at the Mockingbird Commons Property.  We expect depreciation and amortization expense to increase as development properties become operational.

Cost of Condominium Sales. Cost of condominium sales for the three months ended June 30, 2007 was $4,541,224 and was comprised of the costs associated with the sale of condominiums, including selling costs, located at the Mockingbird Commons Property.  We began selling the condominiums during the first quarter of 2007.  We expect costs from the sale of condominiums to continue throughout 2007.

Minority Interest. Minority interest income for the three months ended June 30, 2007 and 2006 was $711,546 and $134,697, respectively, and represents the other partners’ proportionate share of losses from investments in the four partnerships that we consolidated.  The increase in minority interest income is primarily due to the commencement of operations at Hotel Palomar.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the three months ended June 30, 2007 and 2006 was $2,100 and $86,226, respectively, and represents the activity for the Woodall Rodgers Property, which was sold on July 24, 2006. The results for the three months ended June 30, 2007 represent the final settlements for operations of the Woodall Rodgers Property.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Continuing Operations

Rental Revenue. Rental revenue for the six months ended June 30, 2007 and 2006 was $6,626,626 and $10,726,426, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The decrease in revenue for the six months ended June 30, 2007 is primarily a result of the loss of approximately $4,500,000 in revenue, which includes an early termination fee of approximately $1,810,000, as a result of the termination of the single tenant’s lease at the 250/290 Carpenter Property effective June 30, 2006.  Management expects rental revenue to remain relatively constant in the near future.

Hotel Revenue. Hotel revenue for the six months ended June 30, 2007 was $8,076,162 and was comprised of revenue generated by the operations of Hotel Palomar which became operational in September 2006.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the six months ended June 30, 2007 was $8,232,202 and was comprised of the sales of condominiums located at the Mockingbird Commons Property.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during the six months ended June 30, 2007.   We expect revenue from the sale of the condominiums to continue throughout 2007.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2007 and 2006 were $8,874,535 and $1,307,959, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the six months ended June 30, 2007 is primarily due to the commencement of operations at Hotel Palomar.  We expect property operating expenses to remain relatively constant in the near future.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2007 and 2006 was $4,906,667 and $1,665,228, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our seven wholly-owned properties and our four investments in partnerships that we consolidated.  The increase in interest expense for the six months ended June 30, 2007 is primarily the result of interest expense no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties and those properties become operational.  Interest costs for the development of the Telluride Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of these properties when development is complete.  For the six months ended June 30, 2007, we capitalized interest costs of $607,817 for the Mockingbird Commons Property, $122,758 for the Northwest Highway Property and $481,257 for the Telluride Property.  For the six months ended June 30, 2006, we capitalized interest costs of $1,839,977 for the Mockingbird Commons Property and $207,120 for the Northwest Highway Property.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2007 and 2006 were $1,982,736 and $1,514,762, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase is primarily due to property taxes no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  We expect real estate taxes to increase as properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2007 and 2006 were $738,077 and $647,970, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to the Mockingbird Commons Property becoming fully operational during the first quarter of 2007.  We expect property and asset management fees to increase as properties under development become operational.

Preopening Costs. Preopening costs for the six months ended June 30, 2006 were $391,295.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the six months ended June 30, 2007.  Management does not expect additional preopening costs in the near future.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 and 2006 were $400,909 and $399,810, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the six months ended June 30, 2007 were $1,777,450 and were comprised primarily of advertising costs for the sale of condominiums at the Mockingbird Commons Property.  Advertising costs for the six months ended June 30, 2006 were $107,784 and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease as a result of the completion of the development phase of the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2007 was $4,272,939 and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the six months ended June 30, 2006, depreciation and amortization expense associated with our consolidated properties was $6,042,437.  The decrease in depreciation and amortization expense is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at the 250/290 Carpenter Property during the six months ended June 30, 2006, partially offset by higher depreciation and amortization associated with assets placed in service at the Mockingbird Commons Property.  We expect depreciation and amortization expense to increase as development properties become operational.

Cost of Condominium Sales. Cost of condominium sales for the six months ended June 30, 2007 was $7,890,628 and was comprised of the costs associated with the sale of condominiums, including selling costs, located at the Mockingbird Commons Property.  We began selling the condominiums during the first quarter of 2007.  We expect costs from the sale of condominiums to continue throughout 2007.

Minority Interest. Minority interest income for the six months ended June 30, 2007 and 2006 was $1,517,218 and $183,910, respectively, and represents the other partners’ proportionate share of losses from investments in the four partnerships that we consolidated.  The increase in minority interest income is primarily due to the commencement of operations at Hotel Palomar.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the six months ended June 30, 2007 and 2006 was $2,100 and $196,194, respectively, and represents the activity for the Woodall Rodgers Property, which was sold on July 24, 2006.  The results for the three months ended June 30, 2007 represent the final settlements for operations of the Woodall Rodgers Property.

Cash Flow Analysis

As of June 30, 2007 and 2006, we owned interests in eleven properties.  We sold the Woodall Rodgers Property on July 24, 2006 and purchased the Telluride property, which is currently under development, on May 15, 2006.  We began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007 and the Hotel Palomar became operational during the third quarter of 2006.

Cash used in operating activities for the six months ended June 30, 2007 was $1,897,781 and was comprised primarily of the net loss of $6,134,708, adjusted for depreciation and amortization of $5,288,987 and the addition of lease intangibles of $1,758,069.  During the six months ended June 30, 2006, cash provided by operating activities was $5,647,572 and consisted primarily of the adjustment for depreciation and amortization of $7,421,594, partially offset by the net loss of $1,171,694 and the addition of lease intangibles of $478,001.

Cash used in investing activities for the six months ended June 30, 2007 was $10,893,523 and was primarily comprised of purchases of capital expenditures for properties under development of $5,185,964 and purchases of building equipment of $5,525,270.  Cash used in investing activities for the six months ended June 30, 2006 was $31,530,587 and was comprised primarily of purchases of capital expenditures for properties under development of $23,870,537 and purchases of properties under development of $6,939,738.

Cash used in financing activities for the six months ended June 30, 2007 was $1,280,442 in 2007 and consisted primarily of distributions of $1,525,841, partially offset by proceeds from notes payable, net of payments, of $292,120.  Cash flows provided by financing activities for the six months ended June 30, 2006 was $31,556,898 and consisted primarily of proceeds from notes payable, net of payments, of $33,583,902, partially offset by distributions of $1,630,382.

Liquidity and Capital Resources

Our cash and cash equivalents were $6,765,637 at June 30, 2007.  Our principal demands for funds will be for the payment of operating expenses and distributions and for the payment of our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

As of June 30, 2007, approximately $86,700,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $80,000,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Generally, our notes payable mature approximately three to five years from origination.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At June 30, 2007, we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss has been provided in accordance with GAAP.  Our calculations of NOI for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Total revenues	$12,395,872	$6,271,093	$22,934,990	$10,726,426

Operating expenses
Property operating expenses	4,708,076	617,533	8,874,535	1,307,959
Real estate taxes, net	1,051,023	761,009	1,982,736	1,514,762
Property and asset management fees	390,224	316,369	738,077	647,970
Advertising costs	364,275	11,764	1,777,450	107,784
Cost of condominium sales	4,541,224	—	7,890,628	—
Preopening costs	—	391,295	—	391,295
Less: Asset management fees	(241,790)	(142,210)	(447,976)	(300,653)
Total operating expenses	10,813,032	1,955,760	20,815,450	3,669,117

Net operating income	$1,582,840	$4,315,333	$2,119,540	$7,057,309

Reconciliation to Net loss
Net operating income	$1,582,840	$4,315,333	$2,119,540	$7,057,309

Less: Depreciation and amortization	(2,127,613)	(3,440,596)	(4,272,939)	(6,042,437)
General & administrative expenses	(272,568)	(190,760)	(400,909)	(399,810)
Interest expense, net	(2,818,192)	(918,079)	(4,906,667)	(1,665,228)
Asset management fees	(241,790)	(142,210)	(447,976)	(300,653)
Income taxes	(25,521)	—	(25,521)	—
Add: Interest income	94,465	125,648	284,646	191,409
Minority interest	711,546	134,697	1,517,218	183,910
Loss from discontinued operations	(2,100)	(86,226)	(2,100)	(196,194)

Net loss	$(3,098,933)	$(202,193)	$(6,134,708)	$(1,171,694)

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

•                  used to enter into a joint venture with respect to a property;

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $135,600,000 in notes payable at June 30, 2007, approximately $125,000,000 represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $1,250,000.

At June 30, 2007, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.                                                   Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

 On February 19, 2003, we commenced the Offering of up to 10,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100125).  The Registration Statement also covered up to 1,000,000 limited partnership units available pursuant to our DRIP at a price of $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The Offering was terminated on February 19, 2005.  The number of units sold and the offering proceeds realized pursuant to the Offering as of June 30, 2007 were 10,997,188 limited partnership units for $109,244,460.  The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $97,217,661.

From the commencement of the Offering through June 30, 2007, we had used all of such net offering proceeds to purchase real estate and investment interests, net of mortgages payable.  Of the amount used for the purchase of these investments, $7,439,340 was paid to Behringer Advisors II, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

The General Partners terminated the Partnership’s unit redemption program effective December 31, 2006 and therefore no units were repurchased by the Partnership during the three months ended June 30, 2007.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2007.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: August 14, 2007		By:	/s/ Gary S. Bresky
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