Form 10-Q
period 2007-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2007-11-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

FORM 10-Q

Quarter Ended September 30, 2007

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Real estate
Land	$38,938,384	$26,752,767
Buildings, net	100,177,780	94,380,136
Real estate under development	16,506,016	69,698,186
Total real estate	155,622,180	190,831,089

Condominium inventory	41,914,720	—
Cash and cash equivalents	3,853,821	20,837,383
Restricted cash	3,467,476	2,747,021
Accounts receivable, net	2,457,884	1,376,395
Prepaid expenses and other assets	1,017,862	658,260
Furniture, fixtures, and equipment, net	5,134,112	5,993,627
Deferred financing fees, net	1,316,614	1,905,324
Note receivable	236,871	212,324
Lease intangibles, net	7,283,271	8,802,226
Total assets	$222,304,811	$233,363,649

Liabilities and partners’ capital
Liabilities
Notes payable	$144,058,287	$135,304,015
Accounts payable	2,576,742	8,818,733
Payables to affiliates	230,052	183,913
Acquired below market leases, net	133,913	190,632
Distributions payable	251,487	259,866
Accrued liabilities	6,632,958	5,404,856
Capital lease obligations	246,981	283,950
Total liabilities	154,130,420	150,445,965

Commitments and contingencies

Minority interest	3,845,098	6,384,370

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2007 and December 31, 2006	64,328,899	76,532,862
General partners	394	452
Total partners’ capital	64,329,293	76,533,314
Total liabilities and partners’ capital	$222,304,811	$233,363,649

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues
Rental revenue	$3,809,068	$3,092,125	$10,435,694	$13,818,550
Hotel revenue	3,496,758	104,567	11,572,920	104,567
Condominium sales	—	—	8,232,202	—
Total revenues	7,305,826	3,196,692	30,240,816	13,923,117

Expenses
Property operating expenses	4,018,521	1,522,994	12,893,056	2,830,953
Inventory impairment	655,235	—	655,235	—
Interest expense, net	2,842,641	1,116,355	7,749,308	2,781,583
Real estate taxes, net	898,132	734,162	2,880,868	2,248,924
Property and asset management fees	744,666	321,289	1,482,743	969,259
Preopening costs	—	794,779	—	1,186,074
General and administrative	266,174	184,097	667,083	583,907
Advertising costs	344,767	21,166	2,122,217	128,950
Depreciation and amortization	2,304,077	1,512,082	6,577,016	7,554,519
Cost of condominium sales	—	—	7,890,628	—
Total expenses	12,074,213	6,206,924	42,918,154	18,284,169

Interest income	59,725	243,415	344,371	434,825
Minority interest	1,070,149	401,140	2,587,367	585,050
Loss from continuing operations before income taxes	(3,638,513)	(2,365,677)	(9,745,600)	(3,341,177)

Provision for income taxes	62,461	—	87,982	—
Loss from continuing operations	(3,700,974)	(2,365,677)	(9,833,582)	(3,341,177)

Discontinued opearations
Loss from discontinued operations	—	(313,767)	(2,100)	(509,961)
Gain on sale of discontinued operations	—	2,757,910	—	2,757,910
Income (loss) from discontinued operations	—	2,444,143	(2,100)	2,247,949

Net income (loss)	$(3,700,974)	$78,466	$(9,835,682)	$(1,093,228)

Allocation of net income (loss)
Net income (loss) allocated to general partners	$(21)	$—	$(58)	$(6)

Net income (loss) allocated to limited partners	$(3,700,953)	$78,466	$(9,835,624)	$(1,093,222)

Basic and diluted weighted average limited partnership units outstanding
	10,803,839	10,867,464	10,803,839	10,885,658

Net income (loss) per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.34)	$(0.22)	$(0.91)	$(0.31)
Income from discontinued operations	—	0.23	—	0.21
Basic and diluted net income (loss) per limited partnership unit	$(0.34)	$0.01	$(0.91)	$(0.10)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	General Partners		Limited Partners			Accumulated other
	Contributions	Accumulated Losses	Number of Units	Contributions/ (Distributions)	Accumulated Losses	Comprehensive Loss	Total
Balance as of January 1, 2006	$500	$(29)	10,903,812	$91,272,653	$(2,545,969)	$—	$88,727,155

Redemptions of limited partnership units			(99,973)	(891,997)			(891,997)

Distributions on limited partnership units				(8,214,253)			(8,214,253)

Net loss		(19)			(3,087,572)	—	(3,087,591)

Balance as of December 31, 2006	500	(48)	10,803,839	82,166,403	(5,633,541)	—	76,533,314

Distributions on limited partnership units				(2,288,663)			(2,288,663)

Unrealized loss on interest rate swap						(79,676)	(79,676)

Net loss		(58)			(9,835,624)		(9,835,682)

Balance as of September 30, 2007	$500	$(106)	10,803,839	$79,877,740	$(15,469,165)	$(79,676)	$64,329,293

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	ended	ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net loss	$(9,835,682)	$(1,093,228)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(2,587,367)	(585,050)
Gain on sale of discontinued operations	—	(2,757,910)
Depreciation and amortization	7,272,333	8,984,812
Amortization of deferred financing fees	876,173	371,145
Inventory impairment	655,235	—
Change in condominium inventory	6,314,690	—
Change in accounts receivable	(1,081,489)	887,287
Change in prepaid expenses and other assets	(384,149)	(778,813)
Change in accounts payable	(7,050,424)	273,011
Change in accrued liabilities	1,425,708	2,461,592
Change in payables to affiliates	46,139	—
Addition of lease intangibles	(1,884,291)	(564,140)
Cash (used in) provided by operating activities	(6,233,124)	7,198,706

Cash flows from investing activities
Purchases of properties under development	—	(7,089,092)
Capital expenditures for properties under development	(6,072,866)	(38,340,146)
Purchases of building equipment	(9,856,679)	(972,589)
Change in note receivable	—	(205,985)
Proceeds from sale of discontinued operations	—	9,836,318
Change in restricted cash	(720,455)	(651,960)
Cash used in investing activities	(16,650,000)	(37,423,454)

Cash flows from financing activities
Proceeds from notes payable	55,776,503	49,318,769
Payments on notes payable	(47,022,231)	(5,084,784)
Payments on capital lease obligations	(36,969)	—
Financing costs	(568,794)	—
Redemptions of limited partnership units	—	(221,365)
Distributions	(2,297,042)	(2,452,929)
Distributions to minority interest holders	(33,587)	(28,624)
Contributions from minority interest holders	81,682	287,257
Change in payables to affiliates	—	(190,946)
Cash flows provided by financing activities	5,899,562	41,627,378

Net change in cash and cash equivalents	(16,983,562)	11,402,630
Cash and cash equivalents at beginning of period	20,837,383	15,769,969
Cash and cash equivalents at end of period	$3,853,821	$27,172,599

Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,567,335	$2,414,555

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$980,920	$1,603,362
Amortization of deferred financing fees in properties under development	$281,330	$—
Property and equipment additions in accrued liabilities	$293,406	$92,487

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

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the number of units of limited partnership interest being offered to 10,950,000 and decrease the number of units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109,244,460.  Our General Partners terminated the redemption program effective December 31, 2006.  As of September 30, 2007, we had redeemed 193,349 of the units issued pursuant to the Offering for $1,727,109.

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of September 30, 2007, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements
(Unaudited)

of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of November 12, 2007, we had 10,803,839 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of September 30, 2007, consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended September 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives of our acquired lease intangibles as of September 30, 2007 range from 0.5 years to 5.5 years.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease Intangibles
October 1 - December 31, 2007	$935,974
2008	1,429,496
2009	554,221
2010	554,221
2011	540,437

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

As of September 30, 2007	Buildings and Improvements	Lease Intangibles	Acquired Below- Market Leases
Cost	$108,399,970	$17,889,385	$(322,479)
Less: depreciation and amortization	(8,222,190)	(10,606,114)	188,566
Net	$100,177,780	$7,283,271	$(133,913)

As of December 31, 2006	Buildings and Improvements	Lease Intangibles	Acquired Below- Market Leases
Cost	$99,660,328	$16,554,180	$(425,951)
Less: depreciation and amortization	(5,280,192)	(7,751,954)	235,319
Net	$94,380,136	$8,802,226	$(190,632)

Impairment of Long-Lived Assets

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

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges for long-lived assets for the three and nine months ended September 30, 2007.

Inventory Impairment

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value. As a result of the evaluation, we recognized a non-cash charge of approximately $655,000 for the three and nine months ended September 30, 2007.

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

Accounts Receivable

Accounts receivable primarily consist of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements. We recorded an allowance for doubtful accounts associated with accounts receivable of $196,620 and $170,201 at September 30, 2007 and December 31, 2006, respectively.

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $1,309,647 and $325,839 at September 30, 2007 and December 31, 2006, respectively.

Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization associated with deferred financing fees was $888,845 and $1,864,350 at September 30, 2007 and December 31, 2006, respectively.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are entered into to limit our exposure to increases in the LIBOR rate above a “strike rate” on certain of our floating-rate debt.

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in partner’s capital and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to the Mockingbird Commons Property (defined below). As of September 30, 2007, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenue due to straight-line rent adjustments for the three months ended September 30, 2007 and 2006 was $444,607 and $88,257, respectively. The total net increase to rental revenue due to straight-line rent adjustments for the nine months ended September 30, 2007 and 2006 was $1,025,102 and $214,063, respectively. As discussed above, our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. We also recognize revenue from operations of a hotel. The revenues are recognized when earned. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement. Rental revenue for the nine months ended September 30, 2006 includes a fee of approximately $1,810,000 for the early termination of the single tenant’s lease at the 250/290 Carpenter Property.

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

Preopening Costs

                Preopening costs are expensed as incurred, consistent with SOP 98-5, “Reporting on the Costs of Start-Up Activities.” Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar, which is located on approximately 5.4 acres of land in Dallas, Texas (the “Mockingbird Commons Property”). Hotel Palomar became operational in September 2006.

Advertising Costs

Advertising costs are expensed as they are incurred.

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

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties. Our income producing properties generated 100% of our consolidated revenues for the three and nine months ended September 30, 2007 and 2006. Management evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax. On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax.” In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the nine months ended September 30, 2007, we recognized a provision for current tax expense of $83,243 and a provision for deferred tax expense of $4,739 related to the Texas margin tax.

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

As of September 30, 2007, we wholly owned the following properties:

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

As of September 30, 2007, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Central Property	Dallas, Texas	87,292	6-story office building	62.50%
Coit Property	Dallas, Texas	105,030	2-story office building	90.00%
Mockingbird Commons Property	Dallas, Texas	475,000	hotel/mixed-use property	70.00%
Northwest Highway Property	Dallas, Texas	land	developed land	80.00%

7.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Mockingbird Commons Property through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”). The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores. The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007. As a result of the completion of the development of the condominiums in the first quarter of 2007, approximately $48.9 million in costs were transferred to condominium inventory from real estate under development on our balance sheet. Certain redevelopment costs associated with the Mockingbird Commons Property have been capitalized on our balance sheet at September 30, 2007. As a result of the completion of the development phase of the Mockingbird Commons Property in March 2007, development costs are no longer being capitalized. For the nine months ended September 30, 2007 and 2006, we capitalized a total of $3,486,775 and $39,432,851, respectively, in costs associated with the development of the Mockingbird Commons Property. Capitalized costs include interest, property taxes, insurance and construction costs. For the three months ended September 30, 2006, we capitalized $1,256,880 in interest costs for the Mockingbird Commons Property. For the nine months ended September 30, 2007 and 2006, we capitalized $607,817 and $3,096,857, respectively, in interest costs for the Mockingbird Commons Property.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Property. The site is planned for development into high-end residential lots for the future sale to luxury home builders. The Northwest Highway Property currently has no operations, and no operations are planned. Development of the land was completed in April 2007 and is now classified as land on the accompanying balance sheet. As a result of the completion of the development phase of the Northwest Highway Property in April 2007, development costs are no longer being capitalized. Certain development costs associated with the Northwest Highway Property have been capitalized on our balance sheet at September 30, 2007. For the nine months ended September 30, 2007 and 2006, we capitalized a total of $443,158 and $806,186, respectively, in costs associated with the development of the Northwest Highway Property. During the three months ended September 30, 2006, we capitalized $112,166 in interest costs for the Northwest Highway Property. During the nine months ended September 30, 2007 and 2006, we capitalized $122,758 and $319,286, respectively, in interest costs for the Northwest Highway Property.

On May 15, 2006, we acquired a 100% interest in the Telluride Property. We plan to construct 23 luxury condominium units on the 1.56 acre site. Construction is expected to reach completion in early 2009. The Telluride Property currently has no operations. Certain development costs associated with the Telluride Property have been capitalized on our balance sheet at September 30, 2007. For the nine months ended September 30, 2007, we capitalized a total of $4,634,476 in costs associated with the development of the Telluride Property. During the three months ended September 30, 2007, we

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

capitalized $293,530 in interest costs for the Telluride Property. During the nine months ended September 30, 2007, we capitalized $774,787 in interest costs for the Telluride Property.

8.             Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of September 30, 2007 and December 31, 2006:

	Balance		Interest	Maturity
Description	September 30, 2007	December 31, 2006	Rate	Date
Quorum Property Loan	$5,078,434	$4,950,308	Prime (1)	7/1/2008
Coit Property Loan	4,552,400	4,883,280	3 mo LIBOR + 1.5% (2)	12/4/2007
Skillman Property Loan	9,755,172	9,854,484	7.340%	4/11/2011
Skillman Property Loan - unamortized premium	438,632	497,583		4/11/2011
Central Property Loan	6,386,474	6,020,688	3 mo LIBOR + 1.9% (2)	8/17/2009
Mockingbird Commons Texans Loan	30,390,129	29,989,752	Prime + 0.5% (1)	10/1/2007
Mockingbird Commons American Loan	—	35,570,181	3 mo LIBOR + 2.75% (2)
Mockingbird Commons Bank of America Loan	41,368,535	—	3 mo LIBOR + 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loan	300,000	—	10.0%	1/1/2008
Northwest Highway Loan The Frost National Bank	—	4,353,839	3 mo LIBOR + 2.0% (2)
Northwest Highway Loan Citibank, N.A.	4,465,748	—	30-day LIBOR + 2.25% (3)	7/15/2009
Landmark I Loan	10,449,588	10,449,588	3 mo LIBOR + 1.4% (2)	10/1/2010
Landmark II Loan	11,550,412	11,550,412	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000,000	2,000,000	Prime + 0.5% (1)	9/29/2008
Telluride Loan	6,072,763	3,933,900	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250,000	11,250,000	30-day LIBOR + 1.75% (3)	9/1/2008
	$144,058,287	$135,304,015

____________________________

(1)          Prime rate at September 30, 2007 was 7.75%.

(2)          Three month London Interbank Offer Rate (“LIBOR”) was 5.24% at September 30, 2007.

(3)          30-day LIBOR was 5.13% at September 30, 2007.

As of September 30, 2007, approximately $53,600,000 of the outstanding balance of our notes payable is due within the next twelve months. Of that amount, approximately $51,300,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met. We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off. There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On January 10, 2007, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership $300,000. The loan, funded on January 24, 2007, is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest is due and payable in full on or before January 1, 2008.

On April 20, 2007, our direct and indirect subsidiary, Behringer Harvard Northwest Highway LP (the “Northwest Highway Partnership”) extended its loan agreement with The Frost National Bank (the “Northwest Highway Loan”) that was set to mature on that same date. Under the extension, monthly payments of interest were due through the maturity date of April 19, 2008. Additionally, quarterly payments of principal in the amount of $870,768 were due beginning July 19, 2007. The Northwest Highway Partnership originally entered into the Northwest Highway Loan on April 20, 2005. Funds from the loan were used to develop land into high-end residential lots for the future sale to luxury home builders. We were subject to a guaranty agreement with The Frost National Bank in which we guaranteed prompt and full repayment of any borrowings. Under the guaranty agreement, we guaranteed, among other things, payment of the borrowings in the event that the Northwest Highway Partnership became insolvent or entered into bankruptcy proceedings.

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

On July 1, 2007, Behringer Harvard Quorum I LP, our direct and indirect subsidiary, extended the maturity date of the Quorum Property Highway Loan with Citibank, N.A., which was originally set to mature on July 1, 2007, to July 1, 2008. Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus two percent (2%), with interest being calculated on the unpaid principal. Payments of interest only are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.

On August 17, 2007, our direct and indirect subsidiary, Behringer Harvard 4245 Central, LP, extended the Central Property Loan with Bank of America, N.A. which was set to mature on that same date, to August 17, 2009. Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus one and nine tenths percent (1.9%), with interest being calculated on the unpaid principal. Monthly payments of principal and interest are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.

On September 6, 2007, Behringer Harvard Mockingbird Commons, LLC, an entity in which we have a 70% direct and indirect ownership interest, entered into a loan agreement (the “Mockingbird Bank of America Loan Agreement”) with Bank of America, N.A. Borrowings under the loan agreement may total up to $42 million, and the borrower has initially drawn $41.4 million under the loan. The loan agreement is further evidenced by a deed of trust note from the borrower for the benefit of the lender. Under the loan agreement, the borrower has the option to elect the interest rate at the Bank of America Prime Rate or LIBOR plus one and three-quarters percent (1.75%), with interest being calculated on the unpaid principal. Monthly payments of unpaid accrued interest are due through September 1, 2010. A final payment of the unpaid principal and accrued interest is due and payable on September 6, 2010, the maturity date. The borrower may extend the maturity date of the loan agreement, subject to certain conditions, for two periods of twelve months each. Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, subject to certain conditions, but accrued interest would be payable through the date of prepayment. Approximately $34 million of the initial loan proceeds were used to pay off a loan to the borrower from American National Bank, which was used to redevelop the Mockingbird Commons Property. The remaining initial loan proceeds of approximately $7.4 million and the remaining borrowings available under the loan agreement were used for working capital purposes at the Mockingbird Commons Property. In addition, we have guaranteed payment of the obligation under the loan agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings.

On September 26, 2007, our direct and indirect subsidiary, Behringer Harvard 1221 Coit LP, extended the Coit Property Loan with Washington Mutual Bank, which was set to mature on October 4, 2007. The loan is now set to mature on December 4, 2007. We are currently in negotiations with the lender to modify and extend the current loan agreement.

On September 29, 2007, our direct subsidiary, BHDGI, Ltd. (the “Melissa Land Partnership”), extended the Melissa Land Loan with Dallas City Bank. The loan, which was set to expire on that same date, was extended to September 29, 2008. Accrued but unpaid interest is payable on December 29, 2007, March 29, 2008 and June 29, 2008. All accrued but unpaid interest and the outstanding principal balance is due on September 29, 2008.

We are currently finalizing a one-year extension of the Mockingbird Commons Texans Loan, which was originally set to mature on October 1, 2007, with Texans Commercial Capital. We remain in compliance with all loan covenants and continue to make scheduled monthly payments of interest only as we await completion of the extension agreement.

Generally, our notes payable mature approximately three to five years from origination. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage. At September 30, 2007, we were in compliance with each of the debt covenants under our loan agreements. Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

9.             Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In September 2007, we entered into an interest rate swap agreement associated with the Mockingbird Commons Property. During the nine months ended September 30, 2007, we recognized a comprehensive loss of $79,676 to adjust the carrying amount of the interest rate swap to fair value at September 30, 2007.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional value and fair value of our derivative financial instrument as of September 30, 2007. The notional value provides an indication of the extent of our involvement in this instrument at September 30, 2007, but does not represent exposure to credit, interest rate, or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Interest rate cap - cash flow	$38,000,000	4.5925%	September 6, 2009	$48,611

10.          Commitments and Contingencies

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), specifying the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” We have identified conditional asset retirement obligations at a certain number of our properties that are related to asbestos removal and soil contamination. Under FIN 47, which we adopted on December 31, 2005, we are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of September 30, 2007, we have recorded $175,000 for costs associated with asset retirement obligations. We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment. Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at September 30 are as follows:

Year ending	Amount
October 1 - December 31, 2007	$18,543
2008	74,172
2009	74,172
2010	74,172
2011	55,629
thereafter	—
Total minimum future lease payments	$296,688

Less: amounts representing interest	49,707

Total future lease principal payments	$246,981

11.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. We record all distributions when declared. Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of special distributions made in 2006 and 2005. Distributions payable at September 30, 2007 were $251,487.

The following are the total distributions declared during 2007:

Third Quarter	$771,171
Second Quarter	762,955
First Quarter	754,537
$2,288,663

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

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the nine months ended September 30, 2007, Behringer Advisors II earned $983,100 of acquisition and advisory fees and was reimbursed $163,850 for acquisition-related expenses primarily related to the development of the Telluride Property. During the nine months ended September 30, 2006, Behringer Advisors II earned $183,300 of acquisition and advisory fees and was reimbursed $30,550 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the nine months ended September 30, 2007 and 2006, we incurred property management fees payable to HPT Management of $793,739 and $608,898, respectively, of which $50,236 is included in loss from discontinued operations for the nine months ended September 30, 2006.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the nine months ended September 30, 2007 and 2006, we incurred asset management fees of $777,873 and $650,032, respectively, of which $88,869 and $212,841, respectively, were capitalized to real estate and $26,594 is included in loss from discontinued operations for the nine months ended September 30, 2006.

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

13.          Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet, to an unaffiliated third party for a contract sale price of $10,450,000. Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4,525,000 with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations. The results for the nine months ended September 30, 2007 represent the final settlements for operations of the Woodall Rodgers Property. The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2007 and 2006:

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Rental revenue	$—	$81,849	$—	$1,043,682

Expenses
Property operating expenses	—	221,482	2,100	516,168
Ground rent	—	21,723	—	197,397
Real estate taxes	—	17,807	—	131,007
Property and asset management fees	—	7,944	—	76,830
Advertising costs	—	—	—	1,600
Interest expense, net	—	94,717	—	308,989
Depreciation and amortization	—	33,047	—	326,846
Total expenses	—	396,720	2,100	1,558,837

Interest income	—	1,104	—	5,194
Loss from discontinued operations	$—	$(313,767)	$(2,100)	$(509,961)

Gain on sale of assets	—	2,757,910	—	2,757,910
Income (loss) from discontinued operations	$—	$2,444,143	$(2,100)	$2,247,949

14.          Subsequent Events

We are currently finalizing a one-year extension of the Mockingbird Commons Texans Loan, which was originally set to mature on October 1, 2007, with Texans Commercial Capital. We remain in compliance with all loan covenants and continue to make scheduled monthly payments of interest only as we await completion of the extension agreement.

On November 9, 2007, we entered into a Secured Demand Note payable to Behringer Harvard Holdings, LLC, an affiliate of our general partner, pursuant to which we may borrow a total principal amount of $10 million.  The interest rate under the note is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the note is November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  We borrowed $5 million under the note on November 9, 2007.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on FIN No. 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures” as amended by EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

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

Impairment of Long-Lived Assets

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

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for long-lived assets for the three and nine months ended September 30, 2007.

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

Inventory Impairment

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  As a result of the evaluation, we recognized a non-cash charge of approximately $655,000 for the three and nine months ended September 30, 2007. This charge represents less than one percent of the total value of assets on our balance sheet at September 30, 2007.

Overview

At September 30, 2007 and 2006, we had seven wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  All four investments in partnerships and joint ventures were consolidated with and into our accounts for the three and nine months ended September 30, 2007 and 2006.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased the Telluride property, which is currently under development, on May 15, 2006.  The single tenant at the 250/290 Carpenter Property terminated its lease effective June 30, 2006 and Hotel Palomar became operational in September 2006.  We sold condominiums at the Mockingbird Commons Property and completed development of the land at the Northwest Highway Property during the nine months ended September 30, 2007.

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2007 and 2006 was $3,809,068 and $3,092,125, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in revenue for the three months ended September 30, 2007 is primarily a result of leasing revenue from Hotel Palomar, which became operational in September 2006, and new leasing at the 250/290 Carpenter Property.  Management expects rental revenue to remain relatively constant in the near future.

Hotel Revenue. Hotel revenue for the three months ended September 30, 2007 and 2006 was $3,496,758 and $104,567, respectively, and was comprised of revenue generated by the operations of Hotel Palomar, which became operational in September 2006.  Management expects hotel revenue to remain relatively constant in the near future.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2007 and 2006 were $4,018,521 and $1,522,994, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the three months ended September 30, 2007 is primarily due to the commencement of operations at Hotel Palomar in September 2006.  We expect property operating expenses to remain relatively constant in the near future.

Inventory Impairment. Inventory impairment for the three months ended September 30, 2007 was $655,235 and was comprised of non-cash impairment charges related to our condominium inventory at the Mockingbird Commons Property.  There were no inventory impairment charges for the three months ended September 30, 2006.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2007 and 2006 was $2,842,641 and $1,116,355, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our seven wholly-owned properties and our four investments in partnerships that we consolidated.  The increase in interest expense for the three months ended September 30, 2007 is primarily the result of interest expense no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties and those properties become operational.  Interest costs for the development of the Telluride Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of the Telluride property when development is complete.  For the three months ended September 30, 2007, we capitalized interest costs of $293,530 for the Telluride Property.  For the three months ended September 30, 2006, we capitalized interest costs of $1,256,880 for the Mockingbird Commons Property and $112,166 for the Northwest Highway Property.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2007 and 2006 were $898,132 and $734,162, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase is primarily due to property taxes no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  We expect real estate taxes to increase as properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2007 and 2006 were $744,666 and $321,289, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to management fees no longer being capitalized as a result of the completion of the development phase of the Mockingbird Commons Property.  We expect property and asset management fees to increase as properties under development become operational.

Preopening Costs. Preopening costs for the three months ended September 30, 2006 were $794,779.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the three months ended September 30, 2007.  Management does not expect additional preopening costs in the near future.

 General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 and 2006 were $266,174 and $184,097, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase in the quarter ended September 30, 2007 is primarily due to an increase in auditing costs and legal expenses.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the three months ended September 30, 2007 were $344,767 and were comprised primarily of advertising costs for the Mockingbird Commons Property.  Advertising costs for the three months ended September 30, 2006 were $21,166 and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease as a result of the completion of the development phase of the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2007 was $2,304,077 and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended September 30, 2006, depreciation and amortization expense associated with our consolidated properties was $1,512,082.  The increase in depreciation and amortization expenses is primarily due to depreciation and amortization associated with assets placed in service at the Mockingbird Commons Property.  We expect depreciation and amortization expense to increase as development properties become operational.

Minority Interest. Minority interest income for the three months ended September 30, 2007 and 2006 was $1,070,149 and $401,140, respectively, and represents the other partners’ proportionate share of losses from investments in the four partnerships that we consolidated.  The increase in minority interest income is primarily due to the commencement of operations at Hotel Palomar.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the three months ended September 30, 2006 was $313,767 and represents the activity of the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations of $2,757,910 for the three months ended September 30, 2006.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2007 and 2006 was $10,435,694 and $13,818,550, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The decrease in revenue for the nine months ended September 30, 2007 is primarily a result of the loss of approximately $4,000,000 in revenue in 2007, including an early termination fee in 2006 of approximately $1,810,000, as a result of the termination of the single tenant’s lease at the 250/290

Carpenter Property effective June 30, 2006.  Management expects rental revenue to remain relatively constant in the near future.

Hotel Revenue. Hotel revenue for the nine months ended September 30, 2007 and 2006 was $11,572,920 and $104,567, respectively, and was comprised of revenue generated by the operations of Hotel Palomar, which became operational in September 2006.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the nine months ended September 30, 2007 was $8,232,202 and was comprised of the sales of condominiums located at the Mockingbird Commons Property.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during the nine months ended September 30, 2007.  We expect revenue from the sale of the condominiums to continue in the future.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2007 and 2006 were $12,893,056 and $2,830,953, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the nine months ended September 30, 2007 is primarily due to the commencement of operations at Hotel Palomar.  We expect property operating expenses to remain relatively constant in the near future.

Inventory Impairment. Inventory impairment for the nine months ended September 30, 2007 was $655,235 and was comprised of non-cash impairment charges related to our condominium inventory at the Mockingbird Commons Property.  There were no inventory impairment charges for the nine months ended September 30, 2006.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2007 and 2006 was $7,749,308 and $2,781,583, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition of our seven wholly-owned properties and our four investments in partnerships that we consolidated.  The increase in interest expense for the nine months ended September 30, 2007 is primarily the result of interest expense no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties and those properties become operational.  Interest costs for the development of the Telluride Property will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of the Telluride property when development is complete.  For the nine months ended September 30, 2007, we capitalized interest costs of $607,817 for the Mockingbird Commons Property, $122,758 for the Northwest Highway Property and $774,787 for the Telluride Property.  For the nine months ended September 30, 2006, we capitalized interest costs of $3,096,857 for the Mockingbird Commons Property and $319,286 for the Northwest Highway Property.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2007 and 2006 were $2,880,868 and $2,248,924, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase is primarily due to property taxes no longer being capitalized for the Mockingbird Commons Property and the Northwest Highway Property as a result of the completion of their development.  We expect real estate taxes to increase as properties under development become operational.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2007 and 2006 were $1,482,743 and $969,259, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to the Mockingbird Commons Property becoming fully operational during the first quarter of 2007.  We expect property and asset management fees to increase as properties under development become operational.

Preopening Costs. Preopening costs for the nine months ended September 30, 2006 were $1,186,074.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, marketing expenses, outside services and other expenses related to the construction of the Hotel Palomar located on the Mockingbird Commons Property.  The Hotel Palomar became operational in September 2006.  There were no preopening costs during the nine months ended September 30, 2007.  Management does not expect additional preopening costs in the near future.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $667,083 and $583,907, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase in the nine months ended September 30, 2007 is primarily due to an increase in auditing costs and expenses associated with our annual report.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the nine months ended September 30, 2007 were $2,122,217 and were comprised primarily of advertising costs for the Mockingbird Commons Property.  Advertising costs for the nine months ended September 30, 2006 were $128,950 and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease as a result of the completion of the development phase of the Mockingbird Commons Property.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2007 was $6,577,016 and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the nine months ended September 30, 2006, depreciation and amortization expense associated with our consolidated properties was $7,554,519.  The decrease in depreciation and amortization expense is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at the 250/290 Carpenter Property during the nine months ended September 30, 2006, partially offset by higher depreciation and amortization associated with assets placed in service at the Mockingbird Commons Property.  We expect depreciation and amortization expense to increase as development properties become operational.

Cost of Condominium Sales. Cost of condominium sales for the nine months ended September 30, 2007 was $7,890,628 and was comprised of the costs associated with the sale of condominiums, including selling costs, located at the Mockingbird Commons Property.  We began selling the condominiums during the first quarter of 2007.  We expect costs from the sale of condominiums to continue in the future.

Minority Interest. Minority interest income for the nine months ended September 30, 2007 and 2006 was $2,587,367 and $585,050, respectively, and represents the other partners’ proportionate share of losses from investments in the four partnerships that we consolidated.  The increase in minority interest income is primarily due to the commencement of operations at Hotel Palomar.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the nine months ended September 30, 2007 and 2006 was $2,100 and $509,961, respectively, and represents the activity of the Woodall Rodgers Property, which was sold on July 24, 2006.  The results for the nine months ended September 30, 2007 represent the final settlements for operations of the Woodall Rodgers Property.

Gain on sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations of $2,757,910 for the nine months ended September 30, 2006.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.

Cash Flow Analysis

As of September 30, 2007 and 2006, we owned interests in eleven properties.  We sold the Woodall Rodgers Property on July 24, 2006 and purchased the Telluride property, which is currently under development, on May 15, 2006.  We began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007 and the Hotel Palomar became operational during the third quarter of 2006.

Cash used in operating activities for the nine months ended September 30, 2007 was $6,233,124 and was comprised primarily of the net loss of $9,835,682, adjusted for depreciation and amortization of $8,148,506 and changes in working capital accounts of $7,044,215.  Cash provided by operating activities for the nine months ended September 30, 2006 was $7,198,706 and was comprised primarily of the adjustment for depreciation and amortization of $9,355,957 and changes in working capital accounts of $2,843,077, partially offset by the net loss of $1,093,228 and the gain on the sale of discontinued operations of $2,757,910.

Cash used in investing activities for the nine months ended September 30, 2007 was $16,650,000 and was primarily comprised of purchases of capital expenditures for properties under development of $6,072,866 and purchases of building equipment of $9,856,679.  Cash used in investing activities for the nine months ended September 30, 2006 was $37,423,454 and was primarily comprised of purchases of capital expenditures for properties under development of $38,340,146 and purchases of properties under development of $7,089,092, partially offset by the proceeds from the sale of discontinued operations of $9,836,318.

Cash provided by financing activities for the nine months ended September 30, 2007 was $5,899,562 and consisted primarily of proceeds from notes payable, net of payments, of $8,754,272, partially offset by distributions of $2,297,042. Cash provided by financing activities was $41,627,378 for the nine months ended September 30, 2006 and consisted primarily of proceeds from notes payable, net of payments, of $44,233,985, partially offset by distributions of $2,452,929.

Liquidity and Capital Resources

Our cash and cash equivalents were $3,853,821 at September 30, 2007.  Our principal demands for funds will be for the payment of operating expenses and distributions and for the payment of our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and borrowings under the secured demand note payable with Behringer Harvard Holdings, LLC, an affiliate of our general partner.  The secured demand note is described in more detail in Note 14, “Subsequent Events” to the consolidated financial statements in this Form 10-Q.  Management also expects that our properties will generate sufficient cash flow, together with such borrowings, to cover operating expenses and the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

As of September 30, 2007, approximately $53,600,000 of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $51,300,000 of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Generally, our notes payable mature approximately three to five years from origination.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At September 30, 2007, we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) has been provided in accordance with GAAP.  Our calculations of NOI for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total revenues	$7,305,826	$3,196,692	$30,240,816	$13,923,117

Operating expenses
Property operating expenses	4,018,521	1,522,994	12,893,056	2,830,953
Real estate taxes, net	898,132	734,162	2,880,868	2,248,924
Property and asset management fees	744,666	321,289	1,482,743	969,259
Advertising costs	344,767	21,166	2,122,217	128,950
Cost of condominium sales	—	—	7,890,628	—
Preopening costs	—	794,779	—	1,186,074
Less: Asset management fees	(241,028)	(109,944)	(689,004)	(410,597)
Total operating expenses	5,765,058	3,284,446	26,580,508	6,953,563

Net operating income (loss)	$1,540,768	$(87,754)	$3,660,308	$6,969,554

Reconciliation to Net income (loss)
Net operating income (loss)	$1,540,768	$(87,754)	$3,660,308	$6,969,554

Less: Depreciation and amortization	(2,304,077)	(1,512,082)	(6,577,016)	(7,554,519)
General and administrative expenses	(266,174)	(184,097)	(667,083)	(583,907)
Interest expense, net	(2,842,641)	(1,116,355)	(7,749,308)	(2,781,583)
Asset management fees	(241,028)	(109,944)	(689,004)	(410,597)
Inventory impairment	(655,235)	—	(655,235)	—
Provision for income taxes	(62,461)	—	(87,982)	—
Add: Interest income	59,725	243,415	344,371	434,825
Minority interest	1,070,149	401,140	2,587,367	585,050
Loss from discontinued operations	—	(313,767)	(2,100)	(509,961)
Gain on sale of discontinued operations	—	2,757,910	—	2,757,910

Net income (loss)	$(3,700,974)	$78,466	$(9,835,682)	$(1,093,228)

Disposition Policies

As noted previously, we have now completed the Offering.  We anticipate that prior to our termination and dissolution, all of our properties will be sold.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us or, February 19, 2010, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $144,100,000 in notes payable at September 30, 2007, approximately $133,600,000 represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $1,330,000.

At September 30, 2007, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Unit Redemption Program

                The General Partners terminated the Partnership’s unit redemption program effective December 31, 2006 and therefore no units were repurchased by the Partnership during the three months ended September 30, 2007.

Item 3.              Defaults Upon Senior Securities.

                None.

Item 4.              Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of security holders during the third quarter of 2007.

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

Behringer Harvard Short-Term Opportunity Fund I LP
By: Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 14, 2007	By:	/s/ Gary S. Bresky
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

10.1	Loan Agreement by and between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.2	Deed of Trust Note made between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.3	Guaranty Agreement made between Behringer Harvard Short-Term Opportunity Fund I LP and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.4

Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Mockingbird Commons, LLC, as grantor, to PLRAP, Inc., as trustee, for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.5

Assignment of Rents, Leases and Receivables by Behringer Harvard Mockingbird Commons, LLC to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

31.1	Rule 13a-14(a or Rule 15d-14(a Certification (filed herewith)

31.2	Rule 13a-14(a or Rule 15d-14(a Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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