Form 10-K
period 2007-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2008-03-31
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

      ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $101,988,240, assuming a market value of $9.44 per unit of limited partnership interest.

As of March 14, 2008, the registrant had 10,803,839 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-K

Year Ended December 31, 2007

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

PART I

Item 1.                    Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was for up to 10,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933.  The Registration Statement also covered up to 1,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”).  On January 21, 2005, we amended our Registration Statement with Post-Effective Amendment No. 7 to increase the units of limited partnership interest being offered to 10,950,000 and decrease the units to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.

The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109.2 million.  As of December 31, 2007, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  One of the office building properties was sold in 2006.  We are not currently seeking to purchase any additional properties; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  As of December 31, 2007, we wholly own seven properties and we own interests in four properties through separate limited partnerships or joint venture arrangements.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership, pursuant to the liquidation and termination provisions of the Partnership Agreement.

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of December 31, 2007, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  Beginning with fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1620.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”) and is used by permission.

Disposition Policies

As noted previously, we have now completed the Offering.  We anticipate that, prior to our termination and dissolution, all of our properties will be sold.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or after February 19, 2010, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment. Thus, we are intended to be self-liquidating in nature.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after February 19, 2010.  Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

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

•                  to realize growth in the value of our properties upon the ultimate sale of such properties; and

•                  prior to February 19, 2010, either (1) to make an orderly disposition of the properties and distribute the cash to the investors or (2) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard program.

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

Acquisition and Investment Policies

To the extent we acquire any additional properties, we will primarily invest in quality commercial properties, such as office, retail, apartment, industrial and hotel properties that have been identified as being opportunistic investments with significant possibilities for near-term capital appreciation.  These properties will be identified as such because of their property specific characteristics or their market characteristics.  For instance, properties that may benefit from unique repositioning opportunities or that are located in markets with higher volatility and high growth potential (such as the southwestern United States), may present appropriate investments for us.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Economic or market conditions may influence us to hold our investments for different periods of time.  Our General Partners believe that a portfolio consisting of a preponderance of these types of properties enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

We are opportunistic in our acquisitions of properties.  Properties may have been acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  Properties also may have been acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues.  We are permitted to invest in commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if our General Partners determine that it would be advantageous to do so.  Investments also may include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels.  We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  We will not, however, be actively engaged in the business of operating hotels, motels or similar properties.

We seek to invest in properties that will satisfy our objective of providing distributions of current cash flow to our limited partners.  However, because a significant factor in the valuation of income-producing real properties is their potential for future appreciation in value, our General Partners believe that the majority of properties we have acquired or will acquire have the potential for both capital appreciation and distributions of current cash flow to investors.  To the extent feasible, we have sought to invest in a diversified portfolio of properties in terms of type of property and industry of our tenants that will satisfy our investment objectives of maximizing net cash from operations, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

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

We may continue to invest in properties that complement our geographic diversification, although we expect to focus on markets with higher volatility and high growth potential (such as the southwestern United States).  Although we are not limited as to the geographic area where we may conduct our operations, we expect that all of our real property assets will be located in the United States.

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

In making acquisitions of real property, we obtain independent appraisals.  However, we rely on our own independent analysis and not on such appraisals in determining whether to invest in a particular property.  It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.  Copies of these appraisals will be available for review and duplication by investors at our office and will be retained for at least five years.

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

Acquisition of Properties from Behringer Development

We have acquired, and may in the future, acquire properties, directly or through joint ventures, with affiliated entities, including (1) Behringer Development Company LP (“Behringer Development”), an indirect wholly-owned subsidiary of Behringer Holdings and (2) BHD, LLC, which is a wholly-owned subsidiary of Behringer Holdings.  Behringer Development was formed to (1) acquire existing income-producing commercial real estate properties, and (2) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard programs.

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

•                  The purchase price that we pay to Behringer Development for the property will not exceed the cost to Behringer Development of the acquisition, construction and development of the project, including interest and other carrying costs to Behringer Development.

•                  All profits and losses during the period any such property is held by Behringer Development will accrue to us, and no other benefit will accrue to Behringer Development or its affiliates from the sale of such property, except for acquisition and advisory fees payable to our General Partners or their affiliates.

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

Joint Venture and Co-Tenancy Investments

We have entered, and in the future may enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets.  In this connection, we may enter into additional joint ventures with other Behringer Harvard programs.  Our General Partners also have the authority to cause us to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies.  We currently own interests in four properties through such third-party joint venture arrangements.  In determining whether to invest in a particular joint venture, our General Partners evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments.  For more information on these criteria, see “Business — Acquisition and Investment Policies” and “Business — Conflicts of Interest.”

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

In the event that the co-venturer elects to sell the property held in any such joint venture however, we may not have sufficient funds to exercise our right of first refusal.  In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.  Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest.  See “Business — Conflicts of Interest.”

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

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment.  Our Partnership Agreement authorizes us to borrow funds to the extent permissible under applicable North American Securities Administrators Association (“NASAA”) Guidelines.  These borrowing limitations became applicable only after the termination of the Offering on February 19, 2005.  Thus, during the Offering, we were able to borrow funds in any amount necessary to enable us to invest the proceeds of the Offering in properties.  However, because we do not expect to have any loans insured, guaranteed or provided by the federal government or any state or local government or agency or instrumentality thereof, the total amount of indebtedness that may be incurred by us can not exceed at any time the sum of (1) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (2) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing.  We expect but cannot assure that, at any time, the total amount of indebtedness incurred will not exceed 75% of our aggregate asset value.

When financing the purchase of properties, we may use “all-inclusive” or “wraparound” notes and deeds of trust (referred to as an “all-inclusive note”).  We will only utilize such all-inclusive notes if:  (1) the sponsor (as defined pursuant to the NASAA Guidelines) under the all-inclusive note shall not receive interest on the amount of the underlying encumbrance included in the all-inclusive note in excess of that payable to the lender on that underlying encumbrance; (2) the partnership shall receive credit on its obligation under the all-inclusive note for payments made directly on the underlying encumbrance; and (3) a paying agent, ordinarily a bank, escrow company, or savings and loan, shall collect payments (other than any initial payment of prepaid interest or loan points not to be applied to the underlying encumbrance) on the all-inclusive note and make disbursements from such payments to the holder of the underlying encumbrance prior to making any disbursement to the holder of the all-inclusive note, subject to the requirements of subparagraph (1) above, or, in the alternative, all payments on the all-inclusive and underlying note shall be made directly by the Partnership.

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

Our General Partners are Robert M. Behringer and Behringer Advisors II.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, HPT Management, our property manager, and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox, Robert J. Chapman and Jon L. Dooley are the executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors II, HPT Management and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Our General Partners are advised by our advisory board.  Although the members of the advisory board are not permitted to serve as a general partner, officer or employee of ours, Behringer Advisors II, our affiliates or affiliates of Behringer Advisors II, members of our advisory board may purchase or own securities of, or have other business relations with, such parties.  One of the members of the advisory board, Mr. Ralph G. Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer.  All of such programs have been liquidated.  Another member of our advisory board, Mr. Patrick M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner has represented and is expected to continue to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters.  Mr. Arnold also owns a nominal interest in Behringer Holdings.  Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest.  Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflicts resolutions policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

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

•                  the effect of the acquisition both on diversification of each program’s investments by type of property and geographic area and on diversification of the tenants of such properties;

•                  the income tax effects of the purchase on each such entity;

•                  the size of the investment;

•                  the amount of funds available to each program and the length of time such funds have been available for investment; and

•                  in the case of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP, (“Behringer Harvard Mid-Term Value Enhancement Fund I”), the potential effect of leverage on such investment.

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

Significant Tenants

As of December 31, 2007, two of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  CompUSA, Inc., a retailer of consumer electronics, leases 100% of 18581 Dallas Parkway and 18451 Dallas Parkway and accounted for rental revenue of approximately $5.8 million, or approximately 41% of our aggregate annual rental revenues for the year ended December 31, 2007.  These leases expire in spring 2008.  CompUSA, Inc. has decided not to make scheduled rental payments on its leases at 18581 and 18451 Dallas Parkway during 2008.  We expect to recover a portion of these rents from tenants who are currently subleasing space from CompUSA, Inc.  We have executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who currently subleases the space.  Telvista, Inc., an outsourcing solutions provider, leases 100% of 1221 Coit Road and accounted for rental revenue of $1.5 million, or approximately 10% of our aggregate annual rental revenues for the year ended December 31, 2007.  This tenant decided to terminate its lease, which was set to expire on March 31, 2013, effective March 31, 2008, and has agreed to pay an early termination fee.

Leasing

We experienced net leasing gains of approximately 110,000 rentable square feet during the year ended December 31, 2007.  Lease expirations of approximately 300,000 rentable square feet are scheduled during the year ended December 31, 2008.  Marketing efforts to re-lease those spaces which are already vacated or which we expect to be vacated during the year ended December 31, 2008 have already begun.

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

In the current real estate market, our General Partners may frequently be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments.  Additionally, we may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions, and the actual time period during which we will be allowed to conduct due diligence may be limited.  In such cases, the information available to our General Partners at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our General Partners may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, no assurance can be given that our General Partners will have knowledge of all circumstances that may adversely affect an investment.  In addition, our General Partners expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

We have acquired a large percentage of our properties in the Southwest United States, particularly in the Dallas, Texas metropolitan area.  As a result of this limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in that area.

                Many of the properties that we have acquired using the proceeds of the Offering are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area.  Consequently, because of the lack of geographic diversity among our current and potentially future assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area.  An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

We may suffer from delays in locating suitable investments, which could adversely affect the return on limited partners’ investments.

Our ability to achieve our investment objectives and to make distributions to you is dependent upon the performance of our General Partners in the acquisition of our investments and the selection of tenants.  Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the management ability of our General Partners.  We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our General Partners at times when affiliates of our General Partners are simultaneously seeking to locate suitable investments for other Behringer Harvard programs, some of which may have investment objectives and employ investment strategies that are substantially similar to ours.  Although affiliates of our General Partners generally seek to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  Additionally, as a publicly registered program, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property.  As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment.  We could suffer delays in our property acquisitions due to these reporting requirements.  Delays we encounter in the selection, acquisition and development of properties could adversely affect limited partners’ returns.  In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, limited partners could suffer delays in the distribution of cash attributable to those particular properties.  In addition, if we are unable to invest in income-producing real properties in a timely manner, our ability to pay distributions to our limited partners would be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II, HPT, including Mr. Behringer, who would be difficult to replace.  Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment, our operating results could suffer.  The indirect parent company of Behringer Advisors II, Behringer Holdings, has obtained key person life insurance on the life of Messrs. Behringer, Reihsen and Mattox and is in the process of obtaining key person life insurance on the lives of Messrs. Aisner, Bresky, and Jeffrey S. Schwaber.  We do not intend to separately maintain key person life insurance on Mr. Behringer or any other person.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure limited partners that HPT will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions.  We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Robert M. Behringer has a dominant role in determining what is in our best interests and therefore we will not have the benefit of independent consideration of issues affecting our Partnership operations.

Mr. Behringer is one of our general partners.  Our other general partner is Behringer Advisors II.  Behringer Advisors II is managed by its general partner, HPT, for which Mr. Behringer serves as Chief Executive Officer and sole manager.  Therefore, Mr. Behringer has a dominant role in determining what is in the best interests of us and our limited partners.  Since no person other than Mr. Behringer has any direct control over our management, we do not have the benefit of independent consideration of issues affecting our Partnership operations.  Therefore, Mr. Behringer alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.  We have established an advisory board to review our investments and make recommendations to our General Partners.  Although it is not anticipated that our General Partners will determine to make or dispose of investments on our behalf contrary to the recommendation of our advisory board, our General Partners are not required to follow the advice or recommendations of the advisory board.

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

Because a number of our affiliated real estate programs use investment strategies that are similar to ours, our General Partners will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Although affiliates of our General Partners generally seek to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard programs are seeking to invest in similar properties.  As a result, we may be buying properties at the same time as one or more of the other Behringer Harvard programs managed by affiliates of our General Partners are buying properties, and these other Behringer Harvard programs may use investment strategies that are similar to ours.  There is a risk that our General Partners will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard program.  We cannot be sure that our General Partners acting on our behalf and on behalf of managers of other Behringer Harvard programs will act in our best interests when deciding whether to allocate any particular property to us.  In addition, we may acquire properties in geographic areas where other Behringer Harvard programs own properties.  If one of the other Behringer Harvard programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

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

We have entered and may in the future enter into joint ventures with other Behringer Harvard sponsored programs or other third parties having investment objectives similar to ours for the acquisition, development or improvement of properties.  We have also purchased and developed properties in joint ventures or in partnerships, co-tenancies or other co-

ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	the possibility that we may incur liabilities as the result of the action taken by our co-venturer, co-tenant or partner.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing limited partners returns.

Affiliates of our General Partners have sponsored, or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II and Behringer Harvard Mid-Term Value Enhancement Fund I.  Mr. Behringer and his affiliate, Behringer Harvard Advisors I LP (an entity that is under common control with our general partner, Behringer Advisors II), act as general partners of Behringer Harvard Mid-Term Value Enhancement Fund I LP, and Mr. Behringer serves as Chief Executive Officer and Chairman of the Board of Behringer Harvard REIT I, Inc., Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity REIT II, Inc.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.  In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

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

Since our General Partners and their affiliates control us and either control or serve as advisor to other Behringer Harvard programs, agreements and transactions between the parties with respect to any joint venture between or among such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to limited partners.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

Our General Partners and certain of their key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Mr. Behringer and certain of the key personnel of Behringer Advisors II are also officers of our property manager, our dealer manager and other affiliated entities.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our General Partners, (5) compensation to our General Partners, and (6) our relationship with our dealer manager and property manager.

Because we rely on affiliates of Behringer Holdings for the provision of property management and dealer manager services, if Behringer Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a disruption of our business.

Behringer Holdings, through one or more of its subsidiaries, owns and controls HPT Management, our management company, and Behringer Securities, our dealer manager.  The operations of HPT Management and Behringer Securities represent a substantial majority of the business of Behringer Holdings.  In light of the common ownership of these entities and their importance to Behringer Holdings, we consider the financial condition of Behringer Holdings when assessing the financial condition of HPT Management and Behringer Securities.  While we believe that Behringer Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

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

Risks Related to Our Business in General

The provisions of the Texas Business Organizations Code applicable to limited partnerships do not grant limited partners any voting rights, and limited partners’ rights are limited under our Partnership Agreement.

A vote of a majority of the units of limited partnership interest is sufficient to take the following actions:

•	to amend our Partnership Agreement;

•	to dissolve and terminate the Partnership;

•	to remove our General Partners; and

•	to authorize a merger or a consolidation of the Partnership.

These are the only significant voting rights granted to our limited partners under our Partnership Agreement.  In addition, the Texas Business Organizations Code does not grant limited partners any specific voting rights.  Therefore, limited partners’ voting rights in our operations are limited.

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

Our General Partners and their affiliates will perform services for us in connection with the selection and acquisition of our investments, and the management and leasing of our properties and the administration of our other investments.  They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to limited partners.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in the performance of the property manager’s duties.  Our General Partners may find the performance of our property manager to be unsatisfactory.  However, such performance by the property manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay or maintain cash distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to limited partners.  Distributions will be based principally on cash available from our properties, real estate securities and other investments.  We expect to distribute net cash from operations and nonliquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs in which we invest, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We currently pay monthly distributions at an annualized rate of 3%.  Such distributions are not necessarily indicative of current or future operating results and we can give no assurance that we will be able to maintain distributions at the current rate or that distributions will increase over time.  Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to limited partners.  Our actual results may differ significantly from the assumptions used by our General Partners in establishing the distribution rate to limited partners.

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

•	Instability in the credit, housing and real estate markets could negatively impact our ability to dispose of our assets.

In addition, there is a risk that depressed economic conditions could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to provide a significant return on an investment after payment of our expenses.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

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

Proceeds from the sale of a property will generally be distributed to investors.  The General Partners, in their sole discretion, may determine not to make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned;

•	enter into a joint venture with respect to a property;

•	create working capital reserves;

•	make capital improvements to our existing properties; or

•	invest in additional properties if a sufficient period of time remains prior to our intended termination date to allow such additional investments to satisfy our investment objectives.

The reinvestment of proceeds from the sale of our properties will not occur, however, unless sufficient cash will be distributed to investors to pay any federal or state income tax liability created by the sale of the property, assuming investors will be subject to a 30% combined federal and state tax rate.

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow money to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  We may find it difficult, costly or impossible to refinance indebtedness which is maturing.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.  In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees.  All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates.  To the extent we purchase or develop real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

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

We may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from Behringer Development, an affiliate of our General Partners.  Properties acquired from Behringer Development may be either existing income-producing properties, properties to be developed or properties under development.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties.  In the case of properties to be developed by Behringer Development, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development typically will not have acquired title to any real property.  Typically, Behringer Development will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion.  We will not be required to close a purchase from Behringer Development, and will be entitled to a refund of our earnest money, in the following circumstances:

•	Behringer Development fails to develop the property; or

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason.

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

At any one time, a significant portion of our investments could be in one property class.  As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Any of the foregoing events may have an adverse effect on our operations.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure limited partners that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to limited partners.

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

We borrow money that bears interest at a variable rate.  In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment.  Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay distributions.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

The aggregate amount we may borrow is limited under our Partnership Agreement, which may hinder our ability to secure additional funding when it is needed.

Our Partnership Agreement limits the aggregate amount we may borrow in accordance with the requirements of the NASAA Guidelines to the sum of (1) with respect to loans insured, guaranteed or provided by the federal government or any state or local government or agency, 100% of the aggregate purchase price of all of our properties which have not been refinanced plus 100% of the aggregate fair market value of all of our refinanced properties and (2) with respect to other loans, the sum of 85% of the aggregate purchase price of all of our properties which have not been refinanced plus 85% of the aggregate fair market value of all of our refinanced properties.  That limitation could have adverse business consequences such as: (1) freezing our ability to purchase additional properties; (2) causing operational problems if there were cash flow shortfalls for working capital purposes; and (3) resulting in the loss of a property if, for example, financing were necessary to repay a default on a mortgage.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

Our fixed-term financing arrangements generally require us to make “balloon” payments at maturity.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.  In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay distributions.  Any of these results would have a significant, negative impact on your investment.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Federal Income Tax Risks

The Internal Revenue Service may challenge our characterization of material tax aspects of an investment in our units of limited partnership interest.

An investment in units involves material income tax risks.  Limited partners are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units.  We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein.  Further, although we have obtained an opinion from our counsel, Morris, Manning & Martin, LLP, regarding the material federal income tax issues relating to an investment in our units, investors should be aware that the opinion represents only our counsel’s best legal judgment, based upon representations and assumptions referred to therein and conditioned upon the existence of certain facts.  Our counsel’s tax opinion has no binding effect on the Internal Revenue Service or any court.  Accordingly, we cannot assure investors that the conclusions reached in the tax opinion, if contested, would be sustained by any court.  In addition, our counsel is unable to form an opinion as to the probable outcome of the contest of certain material tax aspects including whether we will be characterized as a “dealer” so that sales of our assets would give rise to ordinary income rather than capital gain and whether we are required to qualify as a tax shelter under the Internal Revenue Code.  Our counsel also gives no opinion as to the tax considerations to investors of tax issues that have an impact at the individual or partner level.  Accordingly, investors are urged to consult with and rely upon their own tax advisors with respect to tax issues that have an impact at the partner or individual level.

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

Although partnerships continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would make a limited partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for a limited partnership to elect to be taxed for federal income tax purposes as a corporation or a REIT.  Pursuant to our Partnership Agreement, our General Partners have the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest.  This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes.  Our General Partners have the authority under our Partnership Agreement to make those elections without the necessity of obtaining the approval of our limited partners.  In addition, our General Partners have the authority to amend our Partnership Agreement without the consent of limited partners in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that they elect for us.  Our General Partners have fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if they determine in good faith that such changes are in the best interest of our investors.

The State of Texas has enacted legislation that creates a new “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to our investors.

In May 2006, the State of Texas enacted legislation that replaces the former Texas franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The legislation expands the entities from those that were covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is that part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  As a result of our significant assets in Texas, the margin tax, combined with the decrease in reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to investors.

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

Item 1B.                 Unresolved Staff Comments.

                None.

Item 2.                    Properties.

As of December 31, 2007, we owned interests in six office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office and shopping/service center properties represent approximately 1.2 million rentable square feet.

As of December 31, 2007, we wholly-owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
18581 North Dallas Parkway	Dallas, Texas	122,273	two-story office building
18451 North Dallas Parkway	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land

As of December 31, 2007, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
4245 N. Central	Dallas, Texas	87,292	six-story office building	62.50%
1221 Coit Road	Dallas, Texas	105,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Land	Dallas, Texas	land	development property	80.00%

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

                Pursuant to the SEC’s rules, for each subsequent property acquisition for which we are required to file a current report, we will file a current report on Form 8-K containing information regarding the property acquired, the financial statements related thereto, if necessary, and other pertinent information related to such property.

Item 3.                    Legal Proceedings.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner.  It also makes it necessary for us to estimate the value of our limited partnership units.  As of December 31, 2007, we estimate the per unit value of our limited partnership units to be $9.44.  The basis for the valuation was established in our prospectus for the sale of our securities and is set forth below.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units.  For these purposes, the deemed value of our units is $9.44 per unit as of December 31, 2007.  The basis for the valuation of our units is the fact that the public offering price for our units in the Offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers), reduced by $0.56 per unit due to special distributions made in 2005 and 2006 of a portion of the net proceeds from the sale of properties.  However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $9.44 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future.  Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership.  Such a distribution upon liquidation may be less than $9.44 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees, as described in more detail in the accompanying financial statements.  We do not currently anticipate obtaining annual appraisals for the properties we have acquired until fiscal year 2009, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.  We expect to continue to use the $9.44 price as the estimated per unit value reported in our annual reports through December 31, 2008; provided, however, that if we sell any additional properties and make one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit will be equal to the offering price in the Offering less the amount of net sale proceeds per unit distributed to investors as a result of the sale of properties.

Unit Redemption Program

The Partnership Agreement includes a unit redemption program approved by our General Partners (the “Redemption Program”).  Limited partners who held their units for at least one year were able to redeem all or a portion of their units under the Redemption Program.  The General Partners terminated the Redemption Program on December 31, 2006.

The units we purchased under the Redemption Program were cancelled and will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement.  As of December 31, 2006, when the Redemption Program was terminated, we had repurchased 193,349 units for $1.7 million.

Holders

As of March 18, 2008, we had 10,803,839 limited partnership units outstanding that were held by a total of approximately 4,200 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, the Partnership Agreement generally requires cash distributions at least as often as quarterly.  We currently declare and pay distributions on a monthly basis.  In March 2004, we initiated the declaration of monthly distributions in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per share.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.  The following are the distributions declared during the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Fourth Quarter	$771	$5,772
Third Quarter	771	822
Second Quarter	763	814
First Quarter	755	806
	$3,060	$8,214

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

Recent Sales of Unregistered Securities

None.

Item 6.                    Selected Financial Data.

                As of December 31, 2007, 2006 and 2005, we had ownership interests in eleven properties. At December 31, 2004, we owned interests in six properties, and at December 31, 2003, we had no investments in real estate, as our first property acquisition was in February 2004. Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected data below has been derived from our financial statements (in thousands, except per unit amounts).

	As of	As of	As of	As of	As of
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Total assets	$225,281	$233,364	$180,577	$99,278	$4,608

Notes payable	$145,637	$135,304	$78,307	$31,235	$—
Other liabilities	10,264	15,143	6,416	7,488	125
Minority interest	2,409	6,384	7,127	1,695	—
Partners’ capital	66,971	76,533	88,727	58,860	4,483
Total liabilities and partners’ capital	$225,281	$233,364	$180,577	$99,278	$4,608

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Total revenues	$38,274	$19,618	$11,511	$1,125	$—

Gain on sale of assets	—	—	1,096	—	—

Loss from continuing operations	(5,921)	(5,343)	(820)	(827)	(109)
Loss from discontinued operations	(2)	(503)	(302)	(488)	—
Gain on sale of discontinued operations	—	2,758	—	—	—
Net loss	$(5,923)	$(3,088)	$(1,122)	$(1,315)	$(109)

Basic and diluted per limited partnership unit data:
Loss from continuing operations	$(0.55)	$(0.49)	$(0.07)	$(0.32)	$(1.18)
Income (loss) from discontinued operations	—	0.21	(0.03)	(0.19)	—
Basic and diluted net loss per limited partnership unit	$(0.55)	$(0.28)	$(0.10	$(0.51)	$(1.18)

Distributions declared per limited partnership unit	$0.28	$0.76	$0.40	$0.31	$—

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings are depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties are depreciated over the estimated useful life of 39 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Inventory Impairment

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs and management’s plans for the property.

Overview

We are organized as a Texas limited partnership formed primarily to invest in and operate commercial properties, and lease such property to one or more tenants.  We are opportunistic in our acquisition of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  We purchased our first property on February 11, 2004 in Dallas, Texas.  As of December 31, 2007, we

wholly-owned seven properties and owned interests in four properties through investments in partnerships and joint ventures.  All four investments in partnerships and joint ventures are consolidated as of December 31, 2007.

Results of Operations

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

At December 31, 2007 and 2006, we had seven wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  All four investments in partnerships and joint ventures were consolidated with and into our accounts for the twelve months ended December 31, 2007 and 2006.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased Cassidy Ridge, which is currently under development, on May 15, 2006.  The single tenant at 250/290 John Carpenter Freeway terminated its lease effective June 30, 2006 and the boutique hotel at Hotel Palomar and Residences became operational in September 2006.  We sold condominiums at Hotel Palomar and Residences and completed development construction of the Northwest Highway Land during the year ended December 31, 2007.

Continuing Operations

                Rental Revenue. Rental revenue for the years ended December 31, 2007 and 2006 totaled $14.2 million and $17.0 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, generated by our consolidated properties.  The decrease in revenue for the year ended December 31, 2007 is primarily the result of a loss of $3.5 million in revenue, including an early termination fee of $1.8 million in 2006, as a result of the termination of the single tenant’s lease at 250/290 John Carpenter Freeway effective June 30, 2006.

We have scheduled lease expirations of approximately 300,000 rentable square feet during 2008 which includes 100% of (1) 18581 Dallas Parkway, net of an executed long-term lease for approximately 90,000 rentable square feet to a tenant who currently subleases the space, (2) 18451 Dallas Parkway and (3) 1221 Coit Road.  As a result of these factors, management expects rental revenue to decrease in the near future.

Hotel Revenue. Hotel revenue for the years ended December 31, 2007 and 2006 was $15.9 million and $2.6 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar and Residences, which became operational in September 2006.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the year ended December 31, 2007 was $8.2 million and was comprised of the sales of condominiums located at Hotel Palomar and Residences.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during the year.

During 2007, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and the availability of mortgage financing to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we may experience a decrease in our condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2007 and 2006 were $18.0 million and $6.0 million, respectively.  Property operating expenses for the years ended December 31, 2007 and 2006 were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the year ended December 31, 2007 is primarily due to a full year of hotel operations at Hotel Palomar and Residences and additional costs as a result of new leasing activity at 250/290 John Carpenter Freeway.  We expect property operating expenses to remain relatively constant in the near future.

Asset Impairment. Asset impairment for the year ended December 31, 2007 was $2.4 million and was comprised of non-cash impairment charges related to our condominium inventory at Hotel Palomar and Residences and the Northwest Highway Land.  There were no asset impairment charges for the year ended December 31, 2006.

During 2007, the housing market and related condominium sales experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized a charge of $0.3 million for the year ended December 31, 2007 to reduce the carrying value of Northwest Highway Land, which contains developed land lots for future sale to luxury homebuilders, to its estimated fair value and a charge of $2.1 million for the year ended December 31, 2007 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional impairments may be necessary in the future.

Interest Expense. Interest expense for the years ended December 31, 2007 and 2006 was $10.3 million and $4.3 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The increase in interest expense for the year ended December 31, 2007 is primarily the result of interest expense no longer being capitalized for Hotel Palomar and Residences and Northwest Highway Land as a result of the completion of their development.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties and those properties become operational.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of Cassidy Ridge when development is complete.   For the year ended December 31, 2007, we capitalized interest costs of $0.6 million for Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $1.1 million for Cassidy Ridge.  For the year ended December 31, 2006, we capitalized interest costs of $4.0 million for Hotel Palomar and Residences and $0.4 million each for Northwest Highway Land and Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2007 and 2006 were $3.8 million and $2.8 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes for the year ended December 31, 2007 is primarily due to property taxes no longer being capitalized for Hotel Palomar and Residences and Northwest Highway Land as a result of the completion of their development.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2007 and 2006 were $1.1 million and $1.3 million, respectively, and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships that we consolidated.  Asset management fees of approximately $0.9 million were waived by Behringer Advisors II for the year ended December 31, 2007.  No asset management fees were waived for the year ended December 31, 2006.  We expect property and asset management fees to increase in the near future.

Preopening Costs. Preopening costs for the year ended December 31, 2006 were $1.9 million.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, outside services and other expenses related to the construction of Hotel Palomar and Residences.  The hotel began operations in September 2006.  Management does not expect additional preopening costs in the near future.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2007 and 2006 were $0.9 million and $0.8 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the years ended December 31, 2007 were $2.4 million and were comprised primarily of advertising costs for Hotel Palomar and Residences.  Advertising costs for the year ended December 31, 2006 were $0.2 million and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease in the near future as a result of the completion of the development phase of Hotel Palomar and Residences.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $9.0 million and $9.7 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The decrease in depreciation and amortization expense for the year ended December 31, 2007 is primarily a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at 250/290 John Carpenter Freeway during the year ended December 31, 2006.  We expect depreciation and amortization expense to remain relatively constant in the near future.

Cost of Condominium Sales. Cost of condominium sales for the year ended December 31, 2007 was $7.9 million and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  We began selling the condominiums during the first quarter of 2007.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Interest Income. Interest income for the years ended December 31, 2007 and 2006 was $0.4 million and $0.7 million, respectively, and was comprised primarily of interest income associated with funds on deposit with banks.

Minority Interest. Minority interest for the years ended December 31, 2007 and 2006 was $3.8 million and $1.2 million, respectively, and represents the other partners’ proportionate share of losses of investments in the four partnerships that we consolidated.

Forgiveness of Debt Income. Forgiveness of debt income for the year ended December 31, 2007 was $7.5 million and represents the principal and accrued interest forgiven on borrowings we received from a promissory note payable to Behringer Holdings, an affiliate of our General Partners.  The maturity date of all borrowings under the note is November 9, 2010, and all proceeds from such borrowings are used for working capital purposes.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2007 and 2006 was approximately $2,000 and $0.5 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $2.8 million.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.  There were no sales of discontinued operations for the year ended December 31, 2007.

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

For the year ended December 31, 2006, we had seven wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  All four investments in partnerships and joint ventures were consolidated with and into our accounts for the entire year ended December 31, 2006.  At December 31, 2005, we had seven wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  Two interests in properties and joint ventures became consolidated with and into our accounts during the year ended December 31, 2005.  As a result, all four investments in partnerships and joint ventures were consolidated into our accounts at December 31, 2005.  At January 1, 2005, our 85.71% interest in Plaza Skillman and our 50% interest in 4245 N. Central were accounted for under the equity method.  On May 23, 2005, we purchased the remaining 14.29% interest in Plaza Skillman, resulting in our 100% direct ownership and consolidation of this property with and into our consolidated accounts subsequent to that date.  We acquired an additional 6.25% interest in 4245 N. Central effective August 31, 2005 and an additional 6.25% on October 31, 2005, resulting in our 62.5% ownership and the consolidation of this property subsequent to October 31, 2005.  We purchased 250/290 John Carpenter Freeway on April 4, 2005 and 18581 and 18451 North Dallas Parkway on July 6, 2005.  We purchased Cassidy Ridge, which remains under development, on May 15, 2006.  In addition, the single tenant at 250/290 John Carpenter Freeway terminated its lease effective June 30, 2006 and the boutique hotel portion of Hotel Palomar and Residences became operational in September 2006.  The operations of the Woodall Rodgers Property, which was sold on July 24, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.

Continuing Operations

                Rental Revenue. Rental revenue for the years ended December 31, 2006 and 2005 totaled $17.0 million and $11.5 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above - and below - market leases, from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in revenue for the year ended December 31, 2006 was primarily a result of the increase in the number of consolidated properties and recognizing a full year of revenues from properties acquired during 2005.

Hotel Revenue. Hotel revenue for the year ended December 31, 2006 was $2.6 million and was comprised of revenue generated by the hotel at Hotel Palomar and Residences, which became operational in September 2006.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2006 and 2005 were $6.0 million and $1.5 million, respectively.  Property operating expenses for the years ended December 31, 2006 and 2005 were comprised of expenses related to the daily operations from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in property operating expenses for the year ended December 31, 2006 was primarily due to the commencement of hotel operations at Hotel Palomar and Residences, the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.

Interest Expense. Interest expense for the years ended December 31, 2006 and 2005 was $4.3 million and $1.6 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes payable associated with the acquisition and development of our wholly-owned properties and our investments in partnerships.  Interest continued to be capitalized until the remaining development of Hotel Palomar and Residences, Northwest Highway Land and Cassidy Ridge was completed.  Cassidy Ridge continues to be under development.  We contracted with unaffiliated third parties to manage the daily operations when we completed development of these properties.  For the year ended December 31, 2006, we capitalized interest costs of $4.0 million for Hotel Palomar and Residences and $0.4 million each for Northwest Highway Land and Cassidy Ridge.  For the year ended December 31, 2005, we capitalized interest costs of $1.5 million for Hotel Palomar and Residences and $0.3 million for Northwest Highway Land.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2006 and 2005 were $2.8 million and $1.8 million, respectively, and were comprised of real estate taxes associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in real estate taxes for the year ended December 31, 2006 was primarily due to the increase in the number of consolidated properties and the recognition of a full year of operations from properties acquired during 2005.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2006 and 2005 were $1.3 million and $0.7 million, respectively, and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in property and asset management fees for the year ended December 31, 2006 was primarily due to the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.

Preopening Costs. Preopening costs for the year ended December 31, 2006 were $1.9 million.  Preopening costs are expensed as incurred.  Expenses incurred include payroll and payroll related expenses, outside services and other expenses related to the construction of the hotel at Hotel Palomar and Residences.  The hotel became operational in September 2006.  There were no preopening costs during the year ended December 31, 2005.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2006 and 2005 were $0.8 million each.  General and administrative expenses were comprised of auditing fees, transfer agent fees, printing costs, legal fees, tax preparation fees, directors’ and officers’ insurance premiums and other administrative expenses.

Advertising Costs. Advertising costs for the year ended December 31, 2006 were $0.2 million and were comprised of advertising costs for our consolidated properties.  There were no advertising costs for the year ended December 31, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $9.7 million and $6.9 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in depreciation and amortization expense for the year ended December 31, 2006 was primarily due to the commencement of hotel operations at Hotel Palomar and Residences, the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.

Interest Income. Interest income for the years ended December 31, 2006 and 2005 was $0.7 million each and was comprised primarily of interest income associated with funds on deposit with banks.

Equity in Losses of Investments in Unconsolidated Joint Ventures. Equity in losses of investments in unconsolidated joint ventures for the year ended December 31, 2005 was $0.8 million and was comprised of our share of equity in the losses of 4245 N. Central and Plaza Skillman.  We acquired the remaining 14.29% interest in Plaza Skillman on May 23, 2005 and subsequent to that date, Plaza Skillman has been consolidated with and into our consolidated accounts.  We also acquired two additional 6.25% interests in 4245 N. Central effective August 31, 2005 and October 31, 2005, respectively, resulting in our total interest in the property of 62.5% at December 31, 2005.  As a result, subsequent to October 31, 2005, 4245 N. Central has been consolidated with and into our consolidated accounts.

Gain on Sale of Assets. We recognized a gain on the sale of assets for the year ended December 31, 2005 of $1.1 million.  The gain was a result of the sale of the undeveloped land located on the Woodall Rodgers Property on April 6, 2005.  The gain on sale of assets sold during the year ended December 31, 2006 is reflected in the gain on sale of discontinued operations.

Minority Interest. Minority interest for the years ended December 31, 2006 and 2005 was $1.2 million and $0.1 million, respectively, and represents the other partners’ proportionate share of losses of investments in the four partnerships that we consolidated.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2006 and 2005 was $0.5 million and $0.3 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $2.8 million.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.  There were no sales of discontinued operations for the year ended December 31, 2005.

Cash Flow Analysis

As of December 31, 2007, 2006 and 2005 we wholly-owned seven properties and owned interests in four properties through investments in partnerships and joint ventures.  We sold condominiums at Hotel Palomar and Residences and completed construction development of the Northwest Highway Land during the year ended December 31, 2007.  We sold the operations of the Woodall Rodgers Property on July 24, 2006 and purchased Cassidy Ridge, which is currently under development, on May 15, 2006.  The single tenant at 250/290 John Carpenter Freeway terminated its lease effective June 30, 2006 and the boutique hotel at Hotel Palomar and Residences became operational in September 2006.  We purchased

250/290 John Carpenter Freeway on April 4, 2005 and 18581 and 18451 North Dallas Parkway on July 6, 2005.  As a result, certain items of our cash flows for the years ended December 31, 2007, 2006 and 2005 may be significantly different.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash used in operating activities for the year ended December 31, 2007 was $16.0 million and was comprised primarily of the net loss of $5.9 million, adjusted for depreciation and amortization of $10.8 million, forgiveness of debt income of $7.5 million and changes in working capital accounts of $8.8 million.  Cash provided by operating activities for the year ended December 31, 2006 was $7.0 million and was comprised primarily of the net loss of $3.1 million, the gain on sale of discontinued operations of $2.8 million and minority interest of $1.2 million, offset primarily by the adjustments for depreciation and amortization of $12.0 million and changes in working capital accounts of $2.6 million.

Cash used in investing activities for the year ended December 31, 2007 was $14.2 million and was primarily comprised of capital expenditures for real estate of $13.4 million.  Cash used in investing activities for the year ended December 31, 2006 was $49.4 million and was primarily comprised of capital expenditures for real estate of $52.7 million and purchases of properties under development of $7.1 million, partially offset by $9.8 million in proceeds from the sale of discontinued operations.

Cash provided by financing activities was $14.2 million in 2007 versus $47.5 million in 2006.  For the year ended December 31, 2007, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $17.9 million, partially offset by $3.1 million of distributions to our limited partners.  For the year ended December 31, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable obtained in the acquisition and development of properties, net of payments of $57.0 million, partially offset by $8.2 million of distributions to our limited partners.

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Cash provided by operating activities for the year ended December 31, 2006 was $7.0 million and was comprised primarily of the net loss of $3.1 million, the gain on sale of discontinued operations of $2.8 million and minority interest of $1.2 million, offset primarily by the adjustments for depreciation and amortization of $12.0 million and changes in working capital accounts of $2.6 million.  Cash provided by operating activities for the year ended December 31, 2005 was $4.5 million and was comprised primarily of the net loss of $1.1 million, changes in working capital accounts of $2.4 million and the adjustment for the gain on sale of assets of $1.1 million, offset primarily by the adjustments for depreciation and amortization expense of $8.8 million and equity in losses of investments in joint ventures of $0.8 million.

Cash used in investing activities for the year ended December 31, 2006 was $49.4 million and was primarily comprised of capital expenditures for real estate of $52.7 million and purchases of properties under development of $7.1 million, partially offset by $9.8 million in proceeds from the sale of discontinued operations.  Cash used in investing activities for the year ended December 31, 2005 was $90.7 million and was primarily comprised of purchases of real estate of $67.6 million, capital expenditures for real estate of $19.5 million and purchases of properties under development of $4.7 million.

Cash provided by financing activities was $47.5 million in 2006 versus $65.4 million in 2005.  For the year ended December 31, 2006, cash flows from financing activities consisted primarily of proceeds from notes payable obtained in the acquisition and development of properties, net of payments, of $57.0 million, partially offset by $8.2 million of distributions to our limited partners.  For the year ended December 31, 2005, cash flows from financing activities consisted primarily of proceeds from notes payable obtained in the acquisition and development of properties, net of payments of $30.8 million and proceeds from the sale of limited partnership units, net of offering costs and redemptions of $35.2 million.

Liquidity and Capital Resources

Our cash and cash equivalents were $4.9 million and $20.8 million at December 31, 2007 and 2006, respectively.  The decrease in cash in 2007 is primarily due to cash used in the operation of our properties and for capital expenditures.

Our principal demands for funds will be for the payment of operating expenses and distributions and for the payment of our outstanding indebtedness.  Generally, these cash needs are expected to be met from operations and borrowings.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and additional borrowings.  Management also expects that our properties will generate sufficient cash flow, together with such borrowings, to cover operating expenses and the payment of a monthly distribution.  Some or all of our distributions have been paid from sources other than operating cash flow, such as cash advanced to us by, or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

On January 10, 2007, our 30% minority partner entered into an agreement to loan Behringer Harvard Mockingbird Commons, LLC (the “Mockingbird Commons Partnership”) $0.3 million.  The loan, funded on January 24, 2007, is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note was subsequently extended to January 1, 2009.  The minority partner also loaned the Mockingbird Commons Partnership $0.2 million on October 9, 2007.  The loan has an interest rate of 9.5% per annum and the principal amount and all accrued interest is due and payable in full on or before October 9, 2008.  On November 13, 2007, the minority interest partner loaned the Mockingbird Commons Partnership an additional $0.3 million at 9% interest per annum with all accrued interest and unpaid principal due on or before November 13, 2008.

On April 20, 2007, our direct and indirect subsidiary, Behringer Harvard Northwest Highway LP (the “Northwest Highway Partnership”) extended its loan agreement with The Frost National Bank (the “Northwest Highway Land Loan”) that was set to mature on that same date.  Under the extension, monthly payments of interest were required.  Additionally, quarterly payments of principal in the amount of $0.9 million were due beginning July 19, 2007.  The Northwest Highway Partnership originally entered into the Northwest Highway Land Loan on April 20, 2005.  Funds from the loan were used to develop land into high-end residential lots for the future sale to luxury home builders.  We were subject to a guaranty agreement with The Frost National Bank in which we guaranteed prompt and full repayment of any borrowings.  Under the guaranty agreement, we guaranteed, among other things, payment of the borrowings in the event that the Northwest Highway Partnership became insolvent or entered into bankruptcy proceedings.

On July 16, 2007, the Northwest Highway Partnership entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million.  Proceeds from the loan were used to completely pay down the Northwest Highway Land Loan with The Frost National Bank.  The interest rate under the loan agreement is the 30-day LIBOR rate plus 2.25% per annum.  The maturity date of the loan is July 15, 2009, with two options to extend for six months each.  Payments of interest only are due monthly with a principal payment of $0.2 million due on June 30, 2008 and additional principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  We are subject to a guaranty agreement with Citibank, N.A. in which we guarantee prompt and full repayment of any borrowings.  Under the guaranty agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings.

On July 1, 2007, Behringer Harvard Quorum I LP, our direct and indirect subsidiary, extended the maturity date of the 5050 Quorum Loan with Citibank, N.A., which was originally set to mature on July 1, 2007, to July 1, 2008.  Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus 2%, with interest being calculated on the unpaid principal.  Payments of interest only are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.

On January 28, 2008, Behringer Harvard Quorum I LP entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used to pay off the loan to the borrower from Citibank, N.A., which was set to mature on July 1, 2008.  The remaining proceeds will be used for working capital purposes.  The interest rate under the loan is 7%.  Monthly payments of interest only are due beginning March 5, 2008.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on January 23, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

On August 17, 2007, our direct and indirect subsidiary, Behringer Harvard 4245 Central, LP, extended the 4245 N. Central Loan with Bank of America, N.A. which was set to mature on that same date, to August 17, 2009.  Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus 1.9%, with interest being calculated on the unpaid principal.  Monthly payments of principal and interest are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.

On September 6, 2007, Behringer Harvard Mockingbird Commons, LLC, an entity in which we have a 70% direct and indirect ownership interest, entered into a loan agreement (the “Hotel Palomar and Residences Bank of America Loan Agreement”) with Bank of America, N.A.  Borrowings under the loan agreement may total up to $42 million.  The loan agreement is further evidenced by a deed of trust note from the borrower for the benefit of the lender.  Under the loan agreement, the borrower has the option to elect the interest rate at the Bank of America Prime Rate or LIBOR plus 1.75%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are due through September 1, 2010.  A final payment of the unpaid principal and accrued interest is due and payable on September 6, 2010, the maturity date.  The borrower may extend the maturity date of the loan agreement, subject to certain conditions, for two periods of twelve months each.  Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, subject to certain conditions, but accrued interest would be payable through the date of prepayment.  Approximately $34 million of the initial loan proceeds were used to pay off a loan to the borrower from American National Bank, which was used to redevelop Hotel Palomar and Residences.  The remaining initial loan proceeds of approximately $7.4 million and the remaining borrowings available under the loan agreement were used for working capital purposes at Hotel Palomar and Residences.  In addition, we have guaranteed payment of the obligation under the loan agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings.

On September 26, 2007, our direct and indirect subsidiary, Behringer Harvard 1221 Coit LP, extended the 1221 Coit Road Loan with Washington Mutual Bank, which was set to mature on October 4, 2007, to December 4, 2007.  On December 4, 2007, we extended the loan with all unpaid principal and unpaid interest due and payable on December 4, 2008.

On September 29, 2007, our direct subsidiary, BHDGI, Ltd. (the “Melissa Land Partnership”), extended the Melissa Land Loan with Dallas City Bank.  The loan, which was set to expire on that same date, was extended to September 29, 2008.  Accrued but unpaid interest is payable on March 29, 2008 and June 29, 2008.  All accrued but unpaid interest and the outstanding principal balance is due on September 29, 2008.

On October 1, 2007, the Mockingbird Commons Partnership extended the maturity date of the Hotel Palomar and Residences Texans Loan, which was originally set to mature on that same date.  Monthly payments of interest only are due through September 1, 2008.  All accrued but unpaid interest and the outstanding principal balance is due and payable on October 1, 2008.

On November 9, 2007, we entered into a promissory note payable to Behringer Holdings (“BHH Loan”), an affiliate of our General Partners, pursuant to which we may borrow a total principal amount of $10 million.  The interest rate under the BHH Loan is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan was to be November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of the borrowings and all interest accrued thereon.  As a result, there were no borrowings outstanding under the BHH Loan as of December 31, 2007.

On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Holdings (“Amended BHH Loan”), pursuant to which we may borrow a maximum of $20 million.  We borrowed $1.0 million under the Amended BHH Loan on that same date, and we had borrowed $1.0 million on February, 14, 2008 resulting in $2.0 million principal amount outstanding under the note at March 27, 2008.  This note amends and restates the BHH Loan.  All amounts borrowed under the BHH Loan shall be deemed borrowed under the Amended BHH Loan. The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.

As of December 31, 2007, $53.9 million of the outstanding balance of our notes payable of $145.6 million is due within the next twelve months.  Of that amount, $51.1 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At December 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

                Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes, forgiveness of debt income, the gain or loss on the sale of assets and non-cash impairment charges.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) in accordance with GAAP has been provided.  Our calculations of NOI for the years ended December 31, 2007, 2006 and 2005 are presented below (in thousands).

		2007	2006	2005

	Total revenues	$38,274	$19,618	$11,511

	Operating expenses
	Property operating expenses	18,007	5,984	1,539
	Real estate taxes, net	3,775	2,752	1,830
	Property and asset management fees	1,081	1,293	719
	Preopening costs	—	1,851	—
	Advertising costs	2,384	166	—
	Cost of condominium sales	7,910	—	—
	Less: Asset management fees	—	(595)	(288)
	Total operating expenses	33,157	11,451	3,800

	Net operating income	$5,117	$8,167	$7,711

	Reconciliation to Net loss
	Net operating income	$5,117	$8,167	$7,711

Less:	Depreciation and amortization	(8,953)	(9,728)	(6,895)
	General & administrative expenses	(925)	(761)	(814)
	Interest expense, net	(10,262)	(4,269)	(1,626)
	Asset management fees	—	(595)	(288)
	Asset impairment	(2,444)	—	—
	Equity in unconsolidated joint ventures	—	—	(801)
	Provision for income taxes	(175)	—	—
Add:	Interest income	373	693	698
	Forgiveness of debt income	7,537	—	—
	Minority interest	3,811	1,150	99
	Income (loss) from discontinued operations	(2)	2,255	(302)
	Gain on sale of assets	—	—	1,096

	Net loss	$(5,923)	$(3,088)	$(1,122)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006

Net loss	$(5,923)	$(3,088)

Real estate depreciation (1)	4,565	3,212
Real estate amortization (1)	3,355	6,396
Asset impairment (1)	1,740	—
Gain on sale of discontinued operations (1)	—	(2,758)
Debt service, net of amounts capitalized (1)	(7,258)	(3,238)
Capital improvements (1)(2)	(12,553)	(39,051)

Net cash from operations	$(16,074)	$(38,527)

(1)           This represents our ownership portion of the properties that we consolidate.

(2)           Amounts for 2007 include building improvements, tenant improvements and furniture and fixtures.  Amounts for 2006 include building improvements, tenant improvements, furniture and fixtures and construction of condominiums and other costs related to development of our properties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2007, and outlines expected future payments to be made under such obligations and commitments (in thousands):

	Payments due by period
	Totals	2008	2009	2010	2011	2012
Notes payable (1)	$145,218	$58,591	$13,542	$63,850	$9,235	$—
Capital lease	234	55	60	66	53	—
Interest	19,072	9,169	5,869	3,805	229	—
Total	$164,524	$67,815	$19,471	$67,721	$9,517	$—

(1)  Excludes unamortized premium of $0.4 million.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $145.6 million in notes payable at December 31, 2007, approximately $134.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $1.0 million.

A 100 basis point decrease in interest rates would result in a $0.6 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $0.6 million net increase in the fair value of our interest rate swap

At December 31, 2007, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 8.                    Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.                                                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                                                None.

Item 9A(T).                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of December 31, 2007 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, evaluated as of December 31, 2007 the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our internal controls, as of December 31, 2007, were effective in providing reasonable assurance regarding reliability of financial reporting.

                This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                  Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  The General Partners are assisted by the employees of HPT, the general partner of Behringer Advisors II.  In addition, the General Partners are advised by an advisory board comprised of industry professionals.  We do not employ our own management personnel; rather we pay fees to our General Partners for their services to us.

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

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert M. Behringer	59	Chief Executive Officer and Chief Investment Officer
Robert S. Aisner	61	President
Gerald J. Reihsen, III	49	Executive Vice President — Corporate Development and Legal and Secretary
Gary S. Bresky	41	Chief Financial Officer
M. Jason Mattox	32	Executive Vice President
Jon L. Dooley	56	Executive Vice President — Real Estate

Robert M. Behringer is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II.  He is also the Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II, all publicly registered real estate investment trusts.  He is also the founder, sole manager and Chief Executive Officer of Behringer Holdings, the parent of Behringer Advisors II.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Mid-Term Value Enhancement Fund I, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partner of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, private real estate limited partnerships.  Since 2001, Mr. Behringer has also been the Chief Executive Officer of the other Behringer Harvard companies.

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

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  Since the founding of the Behringer Harvard organization, Mr. Behringer’s experience includes an additional 127 properties, with over 29 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Executive Officer and Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties.  Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the President of Behringer Advisors II.  He is also President, Chief Operating Officer and a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II, all publicly registered real estate investment trusts, and President of the other Behringer Harvard companies.  Mr. Aisner has over 30 years of commercial real estate experience.  From 1996 until joining Behringer Harvard REIT I, in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT that focused on the development, acquisition and management of upscale apartment communities and served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, which oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management company.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I, from June 2002 until February 2003 and as a management director from June 2003 until the present.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Gerald J. Reihsen, III serves as the Executive Vice President — Corporate Development & Legal and Secretary of Behringer Advisors II.  Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President — Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II.  Mr. Bresky is also the Chief Financial Officer of all of the other Behringer Harvard companies.

Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years.  Prior to his employment with Behringer Advisors II, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc.  In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company.  Mr. Bresky was also integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts.  His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California — Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

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

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties.  Mr. Mattox holds FINRA Series 7, 24 and 63 registrations.  Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Jon L. Dooley, is our Executive Vice President — Real Estate.  Mr. Dooley holds the same position with the other Behringer Harvard sponsored programs.

Mr. Dooley has over 25 years of commercial real estate experience.  From June 2002 until May 2003, he served on the board of directors of Behringer Harvard REIT I.  In 2002, Mr. Dooley served as a Senior Vice President with Trammell Crow Company, a New York Stock Exchange listed diversified commercial real estate company (since acquired by CB Richard Ellis Group, Inc.).  For the 13 years prior to joining Trammell Crow Company, Mr. Dooley held various senior management positions with Lend Lease Real Estate Investments, Inc. (Lend Lease), a commercial real estate investment company, and its predecessor, Equitable Real Estate Investment Management, Inc.  In 1997, Mr. Dooley became a principal with Lend Lease.  Prior to that, Mr. Dooley served as a Senior Vice President of Asset Management from 1991 to 1996 while at Equitable Real Estate Management, Inc.  Mr. Dooley received a Bachelor of Business Administration degree from Southern Methodist University.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II.  HPT and its affiliates employed approximately 370 full-time persons at December 31, 2007, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2007.

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

Item 11.                 Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2007, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

The following table sets forth information as of March 15, 2008 regarding the beneficial ownership of our limited partnership and general partnership interests by each of our General Partners, each director or executive officer of our General Partner, Behringer Advisors II, and all directors and officers of Behringer Advisors II as a group.  There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 18, 2008.  The percentage of beneficial ownership is calculated based on 10,803,839 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	0	*
Limited partner interest	Gary S. Bresky (1)(2)	0	*
Limited partner interest	M. Jason Mattox (1)(2)	0	*
Limited partner interest	Jon L. Dooley (1)(2)	0	*
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP (1)(3)(4)	0	50%
Limited partner interest	All current directors and executive officers as a group (6 persons)	773.48	*

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

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence.

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

During the term of the Offering, Behringer Securities, our dealer manager and a related party of our General Partners, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling and dealer manager fees for the years ended December 31, 2007 and 2006 as a result of the termination of the Offering on February 19, 2005.  For the year ended December 31, 2005, Behringer Securities earned $2.6 million in selling commissions and $1.0 million in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the year ended December 31, 2005.

Behringer Advisors II, our General Partner, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  For the years ended December 31, 2007 and 2006, no additional organization or offering expenses were incurred or reimbursed.  As of December 31, 2005, approximately $2.3 million of organization and offering expenses was incurred by Behringer Advisors II on our behalf.  As of December 31, 2007, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed.  Of the $2.3 million of organization and offering costs reimbursed by us as of December 31, 2007, approximately $2,266,000 was recorded as a reduction in Partners’ capital and $19,000 was expensed as organization costs.  For the year ended December 31, 2005, we reimbursed approximately $567,000 of organization and offering expenses, of which $560,000 was recorded as a reduction in Partners’ capital and $7,000 was expensed as organization costs.  Behringer Advisors II or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of the Telluride Property.  During the year ended December 31, 2006, Behringer Advisors II earned $0.2 million of acquisition and advisory fees and was reimbursed approximately $31,000 for acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors II earned $3.5 million of acquisition and advisory fees and was reimbursed $0.6 million for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management, our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2007 and 2006, we incurred property management fees payable to HPT Management of $0.6 million and $0.7 million, respectively, of which approximately $50,000 is included in loss from discontinued operations for the year ended December 31, 2006.  During the year ended December 31, 2005, we incurred property management fees payable to HPT Management of $0.5 million, of which $89,000 is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For the year ended December 31, 2007, asset management fees of approximately $1.0 million were waived, of which approximately $0.1 million was capitalized to real estate.  During the year ended December 31, 2006, we incurred asset management fees of $0.9 million, of which approximately $27,000 was included in loss from discontinued operations and $0.3 million was capitalized to real estate.  During the year ended December 31, 2005, we incurred asset management fees of $0.5 million, of which approximately $52,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.3 million of such debt financing fees for the year ended December 31, 2006.  We incurred no such debt financing fees for the years ended December 31, 2007 and 2005.

On November 9, 2007, we entered into the BHH Loan pursuant to which we may borrow a total principal amount of $10 million.  The interest rate under the BHH Loan is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan is November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of principal borrowings and accrued interest thereon.  Behringer Holdings does not hold a direct equity interest in us.

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

In addition, our General Partners have a fiduciary obligation to act in the best interests of both our limited partners and the investors in other affiliated programs and will use their best efforts to assure that we will be treated at least as favorably as any other affiliated program.

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

Fees Paid to Independent Public Registered Accounting Firms

The following table presents (in thousands) aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2007 and 2006 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2007	2006
Audit Fees (1)	$290	$212
Audit-Related Fees (2)	26	—
Tax Fees (3)	8	1
Total Fees	$324	$213

(1)          Audit fees consisted of professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

(2)          Audit-related fees consisted of Sarbanes-Oxley Act, Section 404 advisory services.

(3)          Tax fees were for assistance with matters related to tax compliance, tax planning and tax advice.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

	1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

	2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

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

We are required to file the following separate financial statements of our unconsolidated subsidiaries which are filed as part of this report:

Behringer Harvard Plaza Skillman LP

Behringer Harvard 4245 Central LP

All other financial statement schedules have been omitted because the required information of such schedules is not present or not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

March 31, 2008	By:	/s/ Robert M. Behringer
Robert M. Behringer
General partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole general partner of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	/s/ Robert M. Behringer
Robert M. Behringer
General partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole general partner of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 31, 2008	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)

March 31, 2008	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors II LP (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Short-Term Opportunity Fund I LP

Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

As of December 31, 2007 and 2006

(in thousands, except unit amounts)

	2007	2006
Assets
Real estate
Land	$38,676	$26,753
Buildings, net	102,324	94,380
Real estate under development	78	69,698
Total real estate	141,078	190,831

Condominium inventory	57,903	—
Cash and cash equivalents	4,907	20,837
Restricted cash	3,476	2,747
Accounts receivable, net	2,878	1,377
Receivable from related party	967	—
Prepaid expenses and other assets	1,065	658
Furniture, fixtures, and equipment, net	4,823	5,994
Deferred financing fees, net	1,162	1,905
Note receivable	—	213
Lease intangibles, net	7,022	8,802
Total assets	$225,281	$233,364

Liabilities and partners’ capital
Liabilities
Notes payable	$145,637	$135,304
Accounts payable	1,295	8,819
Payable to related party	105	184
Acquired below market-leases, net	119	191
Distributions payable	260	260
Accrued liabilities	8,251	5,405
Capital lease obligations	234	284
Total liabilities	155,901	150,447

Commitments and contingencies

Minority interest	2,409	6,384

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2007 and 2006	67,550	76,533
General partners	—	—
Accumulated other comprehensive loss	(579)	—
Total partners’ capital	66,971	76,533
Total liabilities and partners’ capital	$225,281	$233,364

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(in thousands except per unit amounts)

	2007	2006	2005
Revenues
Rental revenue	$14,160	$17,037	$11,511
Hotel revenue	15,882	2,581	—
Condominium sales	8,232	—	—
Total revenues	38,274	19,618	11,511

Expenses
Property operating expenses	18,007	5,984	1,539
Asset impairment	2,444	—	—
Interest expense, net	10,262	4,269	1,626
Real estate taxes, net	3,775	2,752	1,830
Property and asset management fees	1,081	1,293	719
Preopening costs	—	1,851	—
General and administrative	925	761	814
Advertising costs	2,384	166	—
Depreciation and amortization	8,953	9,728	6,895
Cost of condominium sales	7,910	—	—
Total expenses	55,741	26,804	13,423

Interest income	373	693	698
Gain on sale of assets	—	—	1,096
Forgiveness of debt income	7,537	—	—
Loss before income taxes, minority interest and equity in losses of investments in unconsolidated joint ventures	(9,557)	(6,493)	(118)

Provision for income taxes	(175)	—	—
Minority interest	3,811	1,150	99
Equity in losses of investments in unconsolidated joint ventures	—	—	(801)
Loss from continuing operations	(5,921)	(5,343)	(820)

Discontinued operations
Loss from discontinued operations	(2)	(503)	(302)
Gain on sale of discontinued operations	—	2,758	—
Income (loss) from discontinued operations	(2)	2,255	(302)

Net loss	$(5,923)	$(3,088)	$(1,122)

Allocation of net loss
Net loss allocated to general partners	$—	$—	$—

Net loss allocated to limited partners	$(5,923)	$(3,088)	$(1,122)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,872	10,751

Net income (loss) per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.55)	$(0.49)	$(0.07)
Income (loss) from discontinued operations	—	0.21	(0.03)
Basic and diluted net loss per limited partnership unit	$(0.55)	$(0.28)	$(0.10)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total
Balance as of January 1, 2005	$—	$—	6,940	$60,284	$(1,424)	$—	$58,860
Issuance of units of limited partnership interest, net			4,045	36,029			36,029
Redemption of limited partnership units			(91)	(812)			(812)
Distributions on limited partnership units				(4,320)			(4,320)
Units issued pursuant to Distribution Reinvestment Plan, net			10	92			92
Net loss		—			(1,122)		(1,122)
Balance as of December 31, 2005	—	—	10,904	91,273	(2,546)	—	88,727
Redemption of limited partnership units			(100)	(892)			(892)
Distributions on limited partnership units				(8,214)			(8,214)
Net loss		—			(3,088)	—	(3,088)
Balance as of December 31, 2006	—	—	10,804	82,167	(5,634)	—	76,533
Comprehensive loss:
Net loss					(5,923)		(5,923)
Unrealized loss on interest rate swap						(579)	(579)
Total comprehensive loss	—	—			(5,923)	(579)	(6,502)
Distributions on limited partnership units				(3,060)			(3,060)
Balance as of December 31, 2007	$—	$—	10,804	$79,107	$(11,557)	$(579)	$66,971

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities
Net loss	$(5,923)	$(3,088)	$(1,122)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(3,811)	(1,150)	(99)
Equity in losses of investments in unconsolidated joint ventures	—	—	801
Gain on sale of assets	—	—	(1,096)
Gain on sale of discontinued operations	—	(2,758)	—
Depreciation and amortization	10,786	11,973	8,786
Asset impairment	2,444	—	—
Forgiveness of debt income	(7,537)	—	—
Change in condominium inventory	(438)	—	—
Change in accounts receivable	(1,501)	586	(1,130)
Change in prepaid expenses and other assets	(400)	(502)	88
Change in accounts payable	(8,064)	249	(78)
Change in accrued liabilities	2,180	2,394	(1,312)
Change in payables or receivables to related parties	(1,008)	(141)	—
Addition of lease intangibles	(2,740)	(584)	(326)
Cash (used in) provided by operating activities	(16,012)	6,979	4,512

Cash flows from investing activities
Purchases of real estate	—	—	(67,552)
Purchases of properties under development	—	(7,089)	(4,685)
Capital expenditures for real estate	(13,433)	(52,661)	(19,530)
Change in note receivable	—	(212)	—
Proceeds from sale of assets	—	—	4,010
Proceeds from sale of discontinued operations	—	9,836	—
Change in restricted cash	(729)	717	(2,937)
Cash used in investing activities	(14,162)	(49,409)	(90,694)

Cash flows from financing activities
Proceeds from notes payable	65,147	62,295	50,429
Payments on notes payable	(47,235)	(5,298)	(19,647)
Payments on capital lease obligations	(50)	(13)	—
Financing costs	(599)	(781)	(2,515)
Proceeds from sale of limited partnership units	—	—	39,961
Redemption of limited partnership units	—	(892)	(812)
Offering costs	—	—	(3,939)
Distributions	(3,060)	(8,232)	(4,102)
Distributions to minority interest holders	(42)	(39)	(50)
Contributions from minority interest holders	83	447	4,779
Change in limited partners’ subscriptions	—	—	(4,732)
Change in restricted cash	—	—	4,730
Change in payables to related parties	—	10	1,346
Cash flows provided by financing activities	14,244	47,497	65,448

Net change in cash and cash equivalents	(15,930)	5,067	(20,734)
Cash and cash equivalents at beginning of the year	20,837	15,770	36,504
Cash and cash equivalents at end of the year	$4,907	$20,837	$15,770

Supplemental disclosure:
Interest paid, net of amounts capitalized	$9,012	$3,923	$1,103

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$—	$5,606	$2,961
Property and equipment additions in accrued liabilities	$732	$521	$179
Equipment acquired under capital lease obligation	$—	$297	$—

Non-cash financing activities:
Non-cash distributions to minority interest holder	$205	$—	$—
Limited partnership units issued under distribution reinvestment plan	$—	$—	$100

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

1.             Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”), terminated on February 19, 2005, and is described below.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.

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

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (1) the identification of assets for acquisition; (2) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (3) inroads to establishing beneficial strategic partners, customers, and suppliers; (4) opportunities within and related to the industry; and (5) other assistance as may be determined by the General Partners or their representatives from time to time.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Organization

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  On January 21, 2005, we amended our Registration Statement on Form S-11 with Post-Effective Amendment No. 7 to increase the number of units of limited partnership interest being offered to 10,950,000 and decrease the number of units available to be issued under the DRIP to the 50,000 units that had already been issued, thus terminating our DRIP.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109.2 million.  Our General Partners terminated the redemption program effective December 31, 2006.  As of December 31, 2007, we had redeemed 193,349 of the units issued pursuant to the Offering for $1.7 million.

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of December 31, 2007, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of December 31, 2007 and 2006, we had 10,803,839 limited partnership units outstanding.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings are depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties are depreciated over the estimated useful life of 39 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives of our acquired lease intangibles as of December 31, 2007 range from 0.3 years to 5.3 years.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease
Intangibles
2008	$1,429
2009	554
2010	554
2011	540
2012	299

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles as of December 31, 2007 and 2006 were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
2007	Improvements	Intangibles	Market Leases
Cost	$111,609	$18,195	$(322)
Less: depreciation and amortization	(9,285)	(11,173)	203
Net	$102,324	$7,022	$(119)

	Buildings and	Lease	Acquired Below-
2006	Improvements	Intangibles	Market Leases
Cost	$99,660	$16,554	$(426)
Less: depreciation and amortization	(5,280)	(7,752)	235
Net	$94,380	$8,802	$(191)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

During 2007, the housing market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of the evaluation and current economic conditions, we recognized a non-cash charge of $0.3 million for the year ended December 31, 2007 to reduce the carrying value of Northwest Highway Land, which contains developed land lots for future sale to luxury homebuilders, to its estimated fair value.  This non-cash charge is classified as asset impairment in the accompanying consolidated statement of operations.  There were no impairment charges for long-lived assets for the years ended December 31, 2006 or 2005.  In the event that market conditions

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional impairments may be necessary in the future.

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

Inventory Impairment

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs and management’s plans for the property.

The continued nationwide downturn in the housing market industry and related condominium sales during 2007 resulted in lower than expected sales volume and reduced selling prices, among other effects.  As a result of the evaluation, we recognized a non-cash charge of $2.1 million for the year ended December 31, 2007 to reduce the carrying value of condominiums at Hotel Palomar and Residences, which is classified as asset impairment in the accompanying consolidated statement of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional impairments may be necessary in the future.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

        Accounts receivable primarily consists of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $0.2 million at both December 31, 2007 and 2006.

Prepaid Expenses and Other Assets

                Prepaid expenses and other assets includes inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance and real estate taxes for our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $1.6 million and $0.3 million at December 31, 2007 and 2006, respectively.

Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1.0 million and $1.9 million at December 31, 2007 and 2006, respectively.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges are entered into to limit

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

our exposure to increases in the London Interbank Offer Rate (“LIBOR”) above a “strike rate” on certain of our floating-rate debt.

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in partners’ capital and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 6 “Notes Payable” and Note 7 “Derivative Instruments and Hedging Activities.”  As of December 31, 2007, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2007 was $1.5 million and for the years ended December 31, 2006 and 2005 was $0.3 million each.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  We also recognize revenue from operations of a hotel.  The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and Residences and are recognized as the services are rendered.

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

Preopening Costs

Preopening costs are expensed as incurred, consistent with SOP 98-5, “Reporting on the Costs of Start-Up Activities.”  Expenses incurred include payroll and payroll related expenses, outside services and other expenses related to the construction of Hotel Palomar and Residences, which is located on approximately 5.4 acres (unaudited) of land in Dallas, Texas.  The hotel became operational in September 2006.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

At December 31, 2007 and 2006, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the then-current state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the year ended December 31, 2007, we recognized a provision for current tax expense of approximately $181,000 and a provision for a deferred tax benefit of approximately $6,000 related to the Texas margin tax.

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

3.             New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.

4.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in the Hotel Palomar and Residences through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  As a result of the completion of the development of the condominiums in the first quarter of 2007, approximately $48.9 million in costs were transferred to condominium inventory from real estate under development on our balance sheet.  Certain redevelopment costs associated with Hotel Palomar and Residences have been capitalized on our balance sheet at December 31, 2007.  As a result of the completion of the development phase of Hotel Palomar and Residences in March 2007, development costs are no longer being capitalized.  For the years ended December 31, 2007 and 2006, we capitalized a total of $3.5 million and $45.1 million, respectively, in costs associated with the development of Hotel Palomar and Residences.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the years ended December 31, 2007 and 2006, we capitalized $0.6 million and $4.0 million, respectively, in interest costs for Hotel Palomar and Residences.

On March 3, 2005, we acquired an 80% interest in the Northwest Highway Land.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  The Northwest Highway Land currently has no operations, and no operations are planned.  Development construction of the land was completed in April 2007 and is now classified as land on the accompanying balance sheet.  We have selected an exclusive home builder for this property.  As a result of the completion of the development phase of the Northwest Highway Land in April 2007, development costs are no longer being capitalized.  Certain development costs associated with the Northwest Highway Land have been capitalized on our balance sheet at December 31, 2007.  For the years ended December 31, 2007 and 2006, we capitalized a total of $0.4 million and $1.1 million, respectively, in costs associated with the development of the Northwest Highway Land.  During the years ended December 31, 2007 and 2006, we capitalized $0.1 million and $0.4 million, respectively, in interest costs for the Northwest Highway Land.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge.  We plan to construct 23 luxury condominium units on the 1.56 acre site.  Construction is expected to reach completion in early 2009.  Cassidy Ridge currently has no operations.  Certain development costs associated with Cassidy Ridge have been capitalized on our balance sheet at December 31, 2007.  For the years ended December 31, 2007 and 2006, we capitalized a total of $5.7 million and $5.0 million, respectively, in costs associated with the development of Cassidy Ridge.  During the years ended December 31, 2007 and 2006, we capitalized $1.1 million and $0.4 million, respectively, in interest costs for Cassidy Ridge.

5.             Leasing Activity

                Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2007 are as follows (in thousands):

2008	$7,167
2009	5,976
2010	5,739
2011	5,125
2012	3,994
Thereafter	16,318

Total	$44,319

                The above base payments are exclusive of any contingent rent amounts.  Rental revenue in 2007, 2006 and 2005 did not include any amounts from contingent revenue.

As of December 31, 2007, two of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  CompUSA, Inc., a retailer of consumer electronics, leases 100% of 18581 Dallas Parkway and 18451 Dallas Parkway and accounted for rental revenue of approximately $5.8 million, or approximately 41% of our aggregate annual rental revenues for the year ended December 31, 2007.  These leases expire in spring 2008.  We have executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who currently subleases the space.  Telvista, Inc., an outsourcing solutions provider, leases 100% of 1221 Coit Road and accounted for rental revenue of $1.5 million, or approximately 10% of our aggregate annual rental revenues for the year ended December 31, 2007.  This tenant decided to terminate its lease, which was set to expire on March 31, 2013, effective March 31, 2008, and has agreed to pay an early termination fee.

6.             Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2007 and 2006 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	2007	2006	Rate	Date
5050 Quorum Loan	$5,078	$4,950	Prime (1)	7/1/2008
1221 Coit Road Loan	4,387	4,883	3 mo LIBOR + 1.5% (2)	12/4/2008
Plaza Skillman Loan	9,720	9,854	7.340%	4/11/2011
Plaza Skillman Loan - unamortized premium	419	498		4/11/2011
4245 N. Central Loan	6,435	6,021	3 mo LIBOR + 1.9% (2)	8/17/2009
Hotel Palomar and Residences Texans Loan	30,390	29,990	Prime + 0.5% (1)	10/1/2008
Hotel Palomar and Residences American Loan	—	35,570	3 mo LIBOR + 2.75% (2)
Hotel Palomar and Residences Bank of America Loan	41,681	—	3 mo LIBOR + 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loan	814	—	9.5%	Various - 2008
Northwest Highway Land Loan The Frost National Bank	—	4,354	3 mo LIBOR + 2.0% (2)
Northwest Highway Land Loan Citibank, N.A.	4,466	—	30-day LIBOR + 2.25% (3)	7/15/2009
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5% (1)	9/29/2008
Cassidy Ridge Loan	6,997	3,934	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250	11,250	30-day LIBOR + 1.75% (3)	9/1/2008
	$145,637	$135,304

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(1)          Prime rate at December 31, 2007 was 7.25%.

(2)          Three-month LIBOR was 4.7% at December 31, 2007.

(3)          30-day LIBOR was 4.6% at December 31, 2007.

As of December 31, 2007, approximately $53.9 million of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, approximately $51.1 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On January 10, 2007, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership $0.3 million.  The loan, funded on January 24, 2007, is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note was subsequently extended to January 1, 2009.  The minority partner also loaned the Mockingbird Commons Partnership $0.2 million on October 9, 2007.  The loan has an interest rate of 9.5% per annum and the principal amount and all accrued interest is due and payable in full on or before October 8, 2008.  On November 13, 2007, the minority interest partner loaned the Mockingbird Commons Partnership an additional $0.3 million at 9% interest per annum with all accrued interest and unpaid principal due on or before November 13, 2008.

On April 20, 2007, our direct and indirect subsidiary, Behringer Harvard Northwest Highway LP (the “Northwest Highway Partnership”) extended its loan agreement with The Frost National Bank (the “Northwest Highway Land Loan”) that was set to mature on that same date.  Under the extension, monthly payments of interest were required.  Additionally, quarterly payments of principal in the amount of $0.9 million were due beginning July 19, 2007.  The Northwest Highway Partnership originally entered into the Northwest Highway Land Loan on April 20, 2005.  Funds from the loan were used to develop land into high-end residential lots for the future sale to luxury home builders.  We were subject to a guaranty agreement with The Frost National Bank in which we guaranteed prompt and full repayment of any borrowings.  Under the guaranty agreement, we guaranteed, among other things, payment of the borrowings in the event that the Northwest Highway Partnership became insolvent or entered into bankruptcy proceedings.

On July 16, 2007, the Northwest Highway Partnership entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million.  Proceeds from the loan were used to completely pay down the Northwest Highway Land Loan with The Frost National Bank.  The interest rate under the loan agreement is the 30-day LIBOR rate plus 2.25% per annum.  The maturity date of the loan is July 15, 2009, with two options to extend for six months each.  Payments of interest only are due monthly with a principal payment of $0.2 million due on June 30, 2008 and additional principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  We are subject to a guaranty agreement with Citibank, N.A. in which we guarantee prompt and full repayment of any borrowings.  Under the guaranty agreement, we guarantee, among other things, payment of the borrowings in the event that the Northwest Highway Partnership becomes insolvent or enters into bankruptcy proceedings.

On July 1, 2007, Behringer Harvard Quorum I LP, our direct and indirect subsidiary, extended the maturity date of the 5050 Quorum Loan with Citibank, N.A., which was originally set to mature on July 1, 2007, to July 1, 2008.  Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus 2%, with interest being calculated on the unpaid principal.  Payments of interest only are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.

On January 28, 2008, Behringer Harvard Quorum I LP entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used to pay off the loan to the borrower from Citibank, N.A., which was set to mature on July 1, 2008.  The remaining proceeds will be used for working capital purposes.  The interest rate under the loan is 7%.  Monthly payments of interest only are due beginning March 5, 2008.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on January 23, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

On August 17, 2007, our direct and indirect subsidiary, Behringer Harvard 4245 Central, LP, extended the 4245 N. Central Loan with Bank of America, N.A. which was set to mature on that same date, to August 17, 2009.  Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus 1.9%, with interest being calculated on the unpaid principal.  Monthly payments of principal and interest are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

On September 6, 2007, Behringer Harvard Mockingbird Commons, LLC, an entity in which we have a 70% direct and indirect ownership interest, entered into a loan agreement (the “Hotel Palomar and Residences Bank of America Loan Agreement”) with Bank of America, N.A.  Borrowings under the loan agreement may total up to $42 million.  The loan agreement is further evidenced by a deed of trust note from the borrower for the benefit of the lender.  Under the loan agreement, the borrower has the option to elect the interest rate at the Bank of America Prime Rate or LIBOR plus 1.75%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are due through September 1, 2010.  A final payment of the unpaid principal and accrued interest is due and payable on September 6, 2010, the maturity date.  The borrower may extend the maturity date of the loan agreement, subject to certain conditions, for two periods of twelve months each.  Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, subject to certain conditions, but accrued interest would be payable through the date of prepayment.  Approximately $34 million of the initial loan proceeds were used to pay off a loan to the borrower from American National Bank, which was used to redevelop the Hotel Palomar and Residences.  The remaining initial loan proceeds of approximately $7.4 million and the remaining borrowings available under the loan agreement were used for working capital purposes at the Hotel Palomar and Residences.  In addition, we have guaranteed payment of the obligation under the loan agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings.

On September 26, 2007, our direct and indirect subsidiary, Behringer Harvard 1221 Coit LP, extended the 1221 Coit Road Loan with Washington Mutual Bank, which was set to mature on October 4, 2007, to December 4, 2007.  On December 4, 2007, we extended the loan with all unpaid principal and unpaid interest due and payable on December 4, 2008.

On September 29, 2007, our direct subsidiary, BHDGI, Ltd. (the “Melissa Land Partnership”), extended the Melissa Land Loan with Dallas City Bank.  The loan, which was set to expire on that same date, was extended to September 29, 2008.  Accrued but unpaid interest is payable on March 29, 2008 and June 29, 2008.  All accrued but unpaid interest and the outstanding principal balance is due on September 29, 2008.

On October 1, 2007, Mockingbird Commons LLC extended the maturity date of the Hotel Palomar and Residences Texans Loan, which was originally set to mature on that same date.  Monthly payments of interest only are due through September 1, 2008.  All accrued but unpaid interest and the outstanding principal balance is due and payable on October 1, 2008.

On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC  (“BHH Loan”), an affiliate of our General Partner, pursuant to which we may borrow a total principal amount of $10 million.  The interest rate under the BHH Loan is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan was to be November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Harvard Holdings, LLC forgave all $7.5 million of principal borrowings and all interest accrued thereon.  Behringer Holdings does not hold a direct equity interest in us.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At December 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

The following table summarizes our contractual obligations for principal payments on notes payable (excluding unamortized premiums) as of December 31, 2007 (in thousands):

Notes payable	Amount
2008	$58,591
2009	13,542
2010	63,850
2011	9,235
2012	—
unamortized premium	419
Total	$145,637

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

7.            Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences.  For the year ended December 31, 2007, we recognized a comprehensive loss of approximately $0.6 million to adjust the carrying amount of the interest rate swap to fair value at December 31, 2007.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  During 2007, the swap agreement reduced interest expense by approximately $0.1 million.  The following table summarizes the notional value and fair value of our derivative financial instrument as of December 31, 2007.  The notional value provides an indication of the extent of our involvement in this instrument at December 31, 2007, but does not represent exposure to credit, interest rate, or market risks (in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity	Fair Value
Interest rate swap - cash flow	$38,000	4.5925%	30-day LIBOR	September 6, 2009	$(561)

Over time the unrealized loss held in accumulated other comprehensive income related to certain cash flow hedges will be reclassified to earnings, of which $0.2 million is expected to be reclassified in 2008.  No amounts were reclassified to earnings for the year ended December 31, 2007.  This reclassification will correlate with the recognition of the hedged interest payment in earnings.  There was no hedge ineffectiveness during the year ended December 31, 2007.

8.            Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified conditional asset retirement obligations at a certain number of our properties that are related to asbestos removal and soil contamination.  As of December 31, 2007, we have recorded $0.5 million for costs associated with asset retirement obligations.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at December 31 are as follows (in thousands):

Year ending	Amount
2008	$74
2009	74
2010	74
2011	56
2012	—
thereafter	—
Total minimum future lease payments	$278

Less: amounts representing interest	44

Total future lease principal payments	$234

9.            General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

	2007	2006	2005
Auditing expense	$518	$390	$412
Transfer agent fees	110	133	173
Printing	85	63	49
Legal fees	56	51	32
Directors’ and officers’ insurance	39	37	47
Tax preparation fees	28	41	71
Advisory board fees	11	10	14
Other	78	36	16
	$925	$761	$814

For the year ended December 31, 2005, approximately $7,000 of general and administrative expenses incurred was paid to Behringer Advisors II for organizational expenses.  No organizational costs were paid to Behringer Advisors II for organizational expenses for the years ended December 31, 2007 and 2006.

10.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at December 31, 2007 were $0.3 million.

The following are the total distributions declared during the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Fourth Quarter	$771	$5,772
Third Quarter	771	822
Second Quarter	763	814
First Quarter	755	806
	$3,060	$8,214

As of December 31, 2007, we had redeemed 193,349 units for $1.7 million pursuant to our unit redemption program, which was terminated by our General Partners effective December 31, 2006.

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

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our dealer manager and a related party of our General Partners, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated on January 21, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the years ended December 31, 2007 and 2006 as a result of the termination of the Offering on February 19, 2005.  For the year ended December 31, 2005, Behringer Securities earned $2.6 million in selling commissions and $1.0 million in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the year ended December 31, 2005.

Behringer Advisors II, our general partner, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  For the years ended December 31, 2007 and 2006, no additional

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

organization or offering expenses were incurred or reimbursed.  As of December 31, 2005, approximately $2.3 million of organization and offering expenses was incurred by Behringer Advisors II on our behalf.  As of December 31, 2007, all offering expenses incurred by Behringer Advisors II on our behalf had been reimbursed.  Of the $2.3 million of organization and offering costs reimbursed by us as of December 31, 2007, $2,266,000 was recorded as a reduction in Partners’ capital and $19,000 was expensed as organization costs.  For the year ended December 31, 2005, we reimbursed approximately $567,000 of organization and offering expenses, of which $560,000 was recorded as a reduction in Partners’ capital and $7,000 was expensed as organization costs.  Behringer Advisors II or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors II for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of the Telluride Property.  During the year ended December 31, 2006, Behringer Advisors II earned $0.2 million of acquisition and advisory fees and was reimbursed approximately $31,000 for acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors II earned $3.5 million of acquisition and advisory fees and was reimbursed $0.6 million for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2007 and 2006, we incurred property management fees payable to HPT Management of $0.6 million and $0.7 million, respectively, of which approximately $50,000 is included in loss from discontinued operations for the year ended December 31, 2006.  During the year ended December 31, 2005, we incurred property management fees payable to HPT Management of $0.5 million, of which $89,000 is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For the year ended December 31, 2007, asset management fees of approximately $1.0 million were waived, of which approximately $0.1 million was capitalized to real estate.  During the year ended December 31, 2006, we incurred asset management fees of $0.9 million, of which approximately $27,000 was included in loss from discontinued operations and $0.3 million was capitalized to real estate.  During the year ended December 31, 2005, we incurred asset management fees of $0.5 million, of which approximately $52,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.3 million of such debt financing fees for the year ended December 31, 2006.  We incurred no such debt financing fees for the years ended December 31, 2007 and 2005.

On November 9, 2007, we entered into the BHH Loan pursuant to which we may borrow a total of $10 million.  The interest rate under the note is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  We borrowed a total of $7.5 million under the note during the year ended December 31, 2007.  The maturity date of all borrowings under the note is November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of principal borrowings and all accrued interest thereon.

At December 31, 2007, we had a payable to a related party of approximately $0.1 million.  This balance consists of property management fees payable to HPT Management.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

12.          Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $10.5 million.  We realized a gain on sale of approximately $2.8 million from the sale during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4.5 million with the remaining proceeds distributed to unitholders in a special distribution in November 2006.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The results for the year ended December 31, 2007 represent the final settlements for operations of the Woodall Rodgers Property.  Certain amounts in the accompanying 2005 financial statements have been reclassified to conform to the current presentation.  The following table summarizes the results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005

Rental revenue	$—	$1,044	$1,967

Expenses
Property operating expenses	2	515	550
Ground rent	—	198	351
Real estate taxes	—	124	248
Property and asset management fees	—	77	141
Advertising costs	—	2	—
Interest expense, net	—	309	372
Depreciation and amortization	—	327	610
Total expenses	2	1,552	2,272

Interest income	—	5	3
Loss from discontinued operations	$(2)	$(503)	$(302)

13.          Fair Value Disclosure of Financial Instruments

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

As of December 31, 2007 and 2006, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable totaling approximately $145.6 million as of December 31, 2007 have a fair value of approximately $144.7 million based upon interest rates for mortgages with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimate presented herein is based on information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

14.          Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2007, 2006 and 2005 is recalculated as follows (in thousands):

	2007	2006	2005

Net loss for financial statement purposes	$(5,923)	$(3,088)	$(1,122)

Adjustments:
Organization and start up costs	(34)	(34)	(34)
Bad debt expense	(58)	83	78
Straight line rent	(1,286)	(124)	(362)
Prepaid rent	34	4	(31)
Other	(3)	(198)	(84)
Depreciation	(181)	(228)	(316)
Amortization	2,706	6,121	4,896
Income/loss from investments in partnerships	3,852	—	2,481

Net income (loss) for income tax purposes (unaudited)	$(893)	$2,536	$5,506

15.          Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2007 and 2006 (in thousands, except per unit amounts).

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$10,539	$12,396	$7,306	$8,033
Income (loss) from continuing operations	(3,036)	(3,097)	(3,701)	3,913
Loss from discontinued operations	—	(2)	—	—
Net income (loss)	$(3,036)	$(3,099)	$(3,701)	$3,913
Weighted average number of
limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net income (loss) per limited partnership unit	$(0.28)	$(0.29)	$(0.34)	$0.36

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$4,455	$6,271	$3,197	$5,695
Loss from continuing operations	(860)	(116)	(2,366)	(2,001)
Income (loss) from discontinued operations	(110)	(86)	(314)	7
Gain on sale of discontinued operations	—	—	2,758	—
Net income (loss)	$(970)	$(202)	$78	$(1,994)
Weighted average number of
limited partnership units outstanding	10,900	10,889	10,867	10,830
Basic and diluted net income (loss) per limited partnership unit	$(0.09)	$(0.02)	$0.01	$(0.18)

16.          Subsequent Events

On January 28, 2008, Behringer Harvard Quorum I LP, the borrower, entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used to pay off a loan to the borrower from Citibank, N.A., which was set to mature on July 1, 2008.  The remaining proceeds will be used for working capital purposes.  The interest rate under the loan is 7%.  Monthly payments of interest only are due beginning March 5, 2008.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on January 23, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Given that we have fully invested all of the proceeds from the Offering, the advisory board will be dissolved effective March 31, 2008 and we will no longer be obligated to pay additional board advisory fees.

CompUSA, Inc. decided not to make scheduled rental payments on its leases at 18581 Dallas Parkway and 18451 Dallas Parkway during 2008.  These leases expire in spring 2008.  We expect to recover a portion of these rents from tenants who are currently subleasing space from CompUSA, Inc.  We have executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who currently subleases the space.

On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Holdings (“Amended BHH Loan”), pursuant to which we may borrow a maximum of $20 million.  We borrowed $1.0 million under the Amended BHH Loan on that same date, and we had borrowed $1.0 million on February, 14, 2008 resulting in $2.0 million principal amount outstanding under the note at March 27, 2008.  This note amends and restates the BHH Loan.  All amounts borrowed under the BHH Loan shall be deemed borrowed under the Amended BHH Loan. The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Plaza Skillman LP

Addison, Texas

We have audited the accompanying statement of operations of Behringer Harvard Plaza Skillman LP (the “Partnership”) for the period from January 1, 2005 through May 22, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP).  This financial statement is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statement presents fairly, in all material respects, the results of the Partnership’s operations for the period from January 1, 2005 through May 22, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 2, 2007

Behringer Harvard Plaza Skillman LP

Statement of Operations

(in thousands)

January 1, 2005
through
May 22, 2005

Rental revenue	$827

Expenses
Property operating expenses	160
Real estate taxes	166
Property and asset management fees	56
Interest expense, net	272
Depreciation and amortization	468
Total expenses	1,122

Interest income	1

Net loss	$(294)

See Notes to Financial Statements.

Behringer Harvard Plaza Skillman LP

Notes to Financial Statements

1.            Organization

Behringer Harvard Plaza Skillman LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) was formed as a Texas limited partnership on July 23, 2004 in accordance with the terms and provisions of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Behringer Harvard Plaza Skillman GP LLC (the “General Partner”), a wholly-owned subsidiary of Behringer Harvard Short-Term Opportunity Fund I LP (the “Fund”), is the General Partner of the Partnership.  The Fund and Audelia Plaza, Ltd. (“Audelia”) are both Class A limited partners of the Partnership and have an approximate 86% and 14% interest in the Partnership, respectively.  Dunhill Partners, Inc. (“Dunhill”) is the sole Class B limited partner of the Partnership.

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

We determined the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We recorded the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Behringer Harvard Plaza Skillman LP

Notes to Financial Statements

included costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We determined the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt was recorded as a premium and amortized over the remaining life of the loan.

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

Impairment of Long-Lived Assets

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

For real estate owned by us at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the period from and January 1, 2005 through May 22, 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the period from January 1, 2005 through May 22, 2005 was approximately $5,000.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Plaza Skillman LP

Notes to Financial Statements

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

4.            Related Party Transactions

HPT Management Services LP (the “Property Manager”), an affiliate of the Partnership, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Property.  Under the terms of the management agreement, the Property Manager receives a property management fee equal to 4.5% of the monthly gross cash rents received by the Partnership.  The management agreement with the Property Manager will continue until June 2, 2010 and thereafter for successive seven-year renewal periods, unless the Property Manager notifies the Partnership of their intent to terminate the agreement.  The Property Manager has subcontracted certain of its on-site management services to unrelated third-parties.  Total management fees earned by the Property Manager from January 1, 2005 through May 22, 2005 were approximately $28,000.

The Partnership also pays Behringer Advisors II LP (“Advisors II”) an affiliate of the Partnership, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Partnership.  Total asset management fees earned by Advisors II during the period from January 1, 2005 through May 22, 2005 were approximately $28,000.

5.            Leasing Activities

The Partnership leases the Property to tenants under operating leases.  Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of May 22, 2005 are as follows (in thousands):

2005	$856
2006	1,372
2007	1,196
2008	667
2009	330
Thereafter	545
Total	$4,966

One tenant accounted for greater than 10% of rental revenue for the period from January 1, 2005 through May 22, 2005 with rent totaling approximately $198,000 and occupying approximately 16% of the rentable space in the building.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard 4245 Central LP

Addison, Texas

We have audited the accompanying statement of operations of Behringer Harvard 4245 Central LP (the “Partnership”) for the period from January 1, 2005 through October 30, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP).  This financial statement is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statement presents fairly, in all material respects, the results of the Partnership’s operations for the period from January 1, 2005 through October 30, 2005 (date prior to consolidation by the Short-Term Opportunity Fund I LP), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 2, 2007

Behringer Harvard 4245 Central LP
Statement of Operations
(in thousands)

January 1, 2005
through
October 30, 2005

Rental revenue	$737

Expenses
Property operating expenses	539
Real estate taxes	191
Property and asset management fees	68
Interest expense, net	305
Depreciation and amortization	569
Total expenses	1,672

Interest income	1

Net loss	$(934)

See Notes to Financial Statements.

Behringer Harvard 4245 Central LP

Notes to Financial Statements

1.                                      Organization

Behringer Harvard 4245 Central LP (the “Partnership”) was formed as a Texas limited partnership on July 12, 2004 in accordance with the terms and provisions of the Partnership’s limited partnership agreement (the “Partnership Agreement”).  Behringer Harvard 4245 Central GP, LLC (the “General Partner”), a wholly-owned subsidiary of Behringer Harvard Short-Term Opportunity Fund I LP (the “Fund”), is the general partner of the Partnership with a 0.1% ownership interest in the Partnership.  The limited partners of the Partnership were the Fund, Realty America Group (4245 Central), LP (“RAG”), HSAD Partners and BGO Investments, with ownership interests in and initial distribution rates of 49.9%, 37.5%, 6.25% and 6.25%, respectively.

The Partnership was formed for the purpose of owning and holding for investment a six-story office building containing approximately 87,292 rentable square feet (unaudited), located on approximately 0.66 acres of land (unaudited) just north of downtown Dallas, Texas (the “Property”).  The office building was purchased on August 17, 2004.

On September 21, 2005, the Fund entered into an agreement with HSAD Partners, pursuant to which HSAD Partners assigned their 6.25% interest in the Partnership to the Fund, effective August 31, 2005. The Fund also acquired the 6.25% interest of BGO Investments on October 31, 2005, resulting in the Fund’s 62.5% ownership of the Partnership and consolidation of the Property’s results with and into the Fund’s consolidated accounts subsequent to October 31, 2005.  The Partnership financial statements included herein are up to the date of consolidation by the Fund.

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

We determined the value of above-market and below-market in-place leases for the Property based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We recorded the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Behringer Harvard 4245 Central LP

Notes to Financial Statements

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

Impairment of Long-Lived Assets

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

For real estate owned by us at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the period from January 1, 2005 through October 30, 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the period from January 1, 2005 through October 30, 2005 was approximately $12,000.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard 4245 Central LP

Notes to Financial Statements

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

4.                                      Related Party Transactions

HPT Management Services LP (the “Property Manager”), an affiliate of the Partnership, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Property.  Under the terms of the management agreement, the Property Manager receives a property management fee equal to 4.5% of the monthly gross cash rents received by the Partnership.  The management agreement with the Property Manager will continue until June 2, 2010 and thereafter for successive seven year renewal periods, unless the Property Manager notifies the Partnership of their intent to terminate the agreement.  Total management fees earned by the Property Manager for the period from January 1, 2005 through October 30, 2005 were approximately $33,000.

The Property also pays Behringer Advisors II LP (“Advisors II”) an affiliate of the Partnership, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Partnership.  Total asset management fees earned by Advisors II during the period from January 1, 2005 through October 30, 2005 were approximately $35,000.

5.                                      Leasing Activities

Future minimum base rental payments due to us under noncancelable leases for tenants occupying space at October 30, 2005, excluding tenant reimbursements for increases in operating expenses, are as follows (in thousands):

2005	$98
2006	894
2007	917
2008	852
2009	771
Thereafter	2,705

Total	$6,237

Two tenants accounted for greater than 10% of rental revenue for the period from January 1, 2005 through October 30, 2005, with rents totaling approximately $258,000 and occupying approximately 17% of rentable space in the building.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Short-Term Opportunity Fund I LP

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 31, 2008; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

Behringer Harvard Short-Term Opportunity Fund I LP

Valuations and Qualifying Accounts

Schedule II

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2007	$170	$97	$—	$50	$217
Year ended December 31, 2006	109	292	—	231	170
Year ended December 31, 2005	19	29	82	21	109

Behringer Harvard Short-Term Opportunity Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2007

(in thousands)

						Cost capitalized			Gross amount carried
				Initial cost		subsequent			at close	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances		Land	Buildings	to acquisition	Transfers		of period	depreciation	construction	acquired	life
5050 Quorum	Dallas, TX	$5,078		$2,197	$6,660	$1,249	$—		$10,106	$1,276	1981	7/2/2004	(1)
Plaza Skillman	Dallas, TX	10,139	(2)	3,369	7,669	689	—		11,727	1,169	1986	7/23/2004	(1)
4245 N. Central	Dallas, TX	6,435		597	6,593	1,652	—		8,842	1,040	1986	8/17/2004	(1)
1221 Coit Road	Dallas, TX	4,387		3,500	2,955	13	—		6,468	376	1986	10/4/2004	(1)
Hotel Palomar and Residences	Dallas, TX	72,885		7,356	31,920	49,430	(48,885	)(3)	39,821	1,149	2006	11/8/2004	(4)
Northwest Highway Land	Dallas, TX	4,466		7,079	—	79	—		7,158	—	—	3/3/2005	(5)
250/290 John Carpenter Freeway	Dallas, TX	11,250		4,797	16,991	13,577	—		35,365	2,238	1976	4/4/2005	(1)
18581 North Dallas Parkway	Dallas, TX	10,450		3,185	10,602	50	—		13,837	1,029	1998	7/6/2005	(1)
18451 North Dallas Parkway	Dallas, TX	11,550		3,687	10,383	60	—		14,130	1,008	1998	7/6/2005	(1)
Melissa Land	Dallas, TX	2,000		2,909	—	—	—		2,909	—	—	10/5/2005	(6)
Cassidy Ridge	Telluride, CO	6,997		—	—	17,591	(17,591	)(3)	—	—	—	5/15/2006
Totals		$145,637		$38,676	$93,773	$84,390	$(66,476)		$150,363	$9,285

(1) Buildings are 25 years

(2) Includes unamortized premium of $0.4 million

(3) Transferred to condominium inventory

(4) Hotel is 39 years

(5) Includes properties under development

(6) Land only

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005

Real estate:
Balance at beginning of year	$196,111	$142,216	$43,499
Additions	21,121	60,733	101,630
Disposals and write-offs	(393)	—	—
Cost of real estate sold	—	(6,838)	(2,913)
Less: condominium inventory	(66,476)	—	—
Balance at end of the year	$150,363	$196,111	$142,216

Accumulated depreciation:
Balance at beginning of year	$5,280	$2,823	$394
Depreciation expense	4,105	3,174	2,429
Disposals and write-offs	(100)	(717)	—
Balance at end of the year	$9,285	$5,280	$2,823

******

Index to Exhibits

Exhibit Number	Description

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

3.3

Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed June 3, 2003)

10.1

Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 30, 2004)

10.2

Loan Agreement by and between First American Bank, SSB and Behringer Harvard Quorum I LP with respect to 5050 Quorum (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.3

Deed of Trust with respect to 5050 Quorum (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.4

Loan Assumption and Substitution Agreement with respect to Plaza Skillman (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.5

Loan Agreement between Behringer Harvard 4245 Central LP and Bank of America, N.A. with respect to 4245 N. Central (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.6

Deed of Trust with respect to 4245 N. Central (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 30, 2004)

10.7	Loan Agreement between Washington Mutual Bank, FA and Behringer Harvard 1221 Coit LP regarding 1221 Coit Road (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.8	Promissory Note made by Behringer Harvard 1221 Coit LP to Washington Mutual Bank, FA regarding 1221 Coit Road (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.9

Deed of Trust and Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard 1221 Coit LP in favor of Mark C. McElree, as trustee, and Washington Mutual Bank, FA regarding 1221 Coit Road (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.10	Repayment Guaranty made by Registrant in favor of Washington Mutual Bank, FA regarding 1221 Coit Road (previously filed and incorporated by reference to Form 8-K filed on October 8, 2004)

10.11

Loan Agreement made between Texans Commercial Capital, LLC and Behringer Harvard Mockingbird Commons LP regarding Hotel Palomar and Residences (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.12

Guaranty Agreement made by Registrant to Texans Commercial Capital, LLC regarding Hotel Palomar and Residences (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.13

Deed of Trust, Security Agreement and Financing Statement by Behringer Harvard Mockingbird Commons LP, as grantor, to Gerald W. Gurney and/or John C. O’Shea as Trustee for the benefit of Texans Commercial Capital, LLC regarding Hotel Palomar and Residences (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.14	Guaranty Agreement made between Behringer Harvard 250/290 Carpenter LP in favor of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.15

Deed of Trust, Assignment of Rents and Leases, Security Agreement Fixture Filing and Financing Statement by Behringer Harvard 250/290 Carpenter LP, as grantor, to PRLP, Inc. as trustee for the benefit of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.16	Promissory Note made between Registrant and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.17	Credit Agreement between Bank of America, N.A. and Registrant and Behringer Harvard 250/290 Carpenter LP (previously filed and incorporated by reference to Form 8-K Filed September 8, 2005)

10.18

Limited Guaranty made by Registrant in favor of State Farm Bank, F.S.B. regarding 18581 North Dallas Parkway and 18451 North Dallas Parkway (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.19

Deed of Trust and Security Agreement by Behringer Harvard Landmark LP, as grantor, to Alfred G. Kyle, as trustee, for the benefit of State Farm Bank, F.S.B. regarding 18581 North Dallas Parkway and 18451 North Dallas Parkway (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.20

Assignment and Subordination of Management Agreement by Behringer Harvard Landmark, LP in favor of State Farm Bank, F.S.B. regarding 18581 North Dallas Parkway and 18451 North Dallas Parkway (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.21

Assignment of Rents and Leases by Behringer Harvard Landmark LP in favor of State Farm Bank, F.S.B. regarding 18581 North Dallas Parkway and 18451 North Dallas Parkway (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.22

Promissory Note made between Behringer Harvard Landmark LP and State Farm Bank, F.S.B. regarding 18581 North Dallas Parkway and 18451 North Dallas Parkway (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.23

Construction Loan Agreement between Behringer Harvard Mockingbird Commons LP and Texans Commercial Capital, LLC regarding Hotel Palomar and Residences (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.24

Deed of Trust, Security Agreement and Assignment of Rents, Leases, Incomes and Agreements by BHDGI, Ltd., as grantor, to Robert Wightman, as trustee, for the benefit of Dallas City Bank regarding Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.25	Guaranty Agreement made between Registrant and Dallas City Bank regarding Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.26	Promissory Note made between BHDGI, Ltd. and Dallas City Bank regarding Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.27	Loan Agreement by and between Dallas City Bank and BHDGI, Ltd. and Registrant regarding Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.28

Construction Loan Agreement by and between Behringer Harvard Mountain Village, LLC and Texans Commercial Capital, LLC regarding Cassidy Ridge (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.29	Promissory Note made between Registrant and Texans Commercial Capital, LLC regarding Cassidy Ridge (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.30	Guaranty Agreement made between Registrant and Texans Commercial Capital, LLC regarding Cassidy Ridge (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.31

Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to the Public Trustee of San Miguel County, Colorado, as trustee, for the benefit of Texans Commercial Capital, LLC regarding Cassidy Ridge (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.32	Loan Agreement by and between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.33	Deed of Trust Note made between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.34	Guaranty Agreement made between Registrant and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.35

Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Mockingbird Commons, LLC, as grantor, to PLRAP, Inc., as trustee, for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.36

Assignment of Rents, Leases and Receivables by Behringer Harvard Mockingbird Commons, LLC to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

*filed herewith