Form 10-Q
period 2008-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2008-05-15
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-Q

Quarter Ended March 31, 2008

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	March 31,	December 31,
	2008	2007
Assets
Real estate
Land	$37,333	$38,676
Buildings, net	101,094	102,324
Real estate under development	1,838	78
Total real estate	140,265	141,078

Condominium inventory	57,440	57,903
Cash and cash equivalents	7,455	4,907
Restricted cash	2,892	3,476
Accounts receivable, net	3,252	2,878
Receivable from related party	—	967
Prepaid expenses and other assets	1,135	1,065
Furniture, fixtures, and equipment, net	4,525	4,823
Deferred financing fees, net	1,114	1,162
Lease intangibles, net	5,032	7,022
Total assets	$223,110	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$151,000	$145,637
Note payable to related party	2,000	—
Accounts payable	1,116	1,295
Payables to related parties	200	105
Acquired below-market leases, net	106	119
Distributions payable	260	260
Accrued liabilities	5,964	8,251
Capital lease obligations	221	234
Total liabilities	160,867	155,901

Commitments and contingencies

Minority interest	1,559	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at March 31, 2008 and December 31, 2007	61,985	67,550
General partners	—	—
Accumulated other comprehensive loss	(1,301)	(579)
Total partners’ capital	60,684	66,971
Total liabilities and partners’ capital	$223,110	$225,281

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Revenues
Rental revenue	$4,729	$3,211
Hotel revenue	3,921	3,958
Condominium sales	—	3,370
Total revenues	8,650	10,539

Expenses
Property operating expenses	5,301	4,167
Inventory valuation adjustment	1,127	—
Interest expense, net	2,293	2,089
Real estate taxes, net	989	932
Property and asset management fees	476	348
General and administrative	281	128
Advertising costs	130	1,413
Depreciation and amortization	3,707	2,145
Cost of condominium sales	20	3,349
Total expenses	14,324	14,571

Interest income	34	190
Loss before income taxes and minority interest	(5,640)	(3,842)

Provision for income taxes	(63)	—
Minority interest	901	806
Net loss	$(4,802)	$(3,036)

Allocation of net loss
Net loss allocated to general partners	$—	$—

Net loss allocated to limited partners	$(4,802)	$(3,036)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804

Basic and diluted net loss per limited partnership unit	$(0.44)	$(0.28)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

(Unaudited)

(in thousands)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total

Balance as of January 1, 2007	$—	$—	10,804	$82,167	$(5,634)	$—	$76,533

Comprehensive loss:

Net loss					(5,923)		(5,923)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss	—	—			(5,923)	(579)	(6,502)

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007	—	—	10,804	79,107	(11,557)	(579)	66,971

Comprehensive loss:

Net loss					(4,802)		(4,802)

Unrealized loss on interest rate swap						(722)	(722)

Total comprehensive loss	—	—			(4,802)	(722)	(5,524)

Distributions on limited partnership units				(763)			(763)

Balance as of March 31, 2008	$—	$—	10,804	$78,344	$(16,359)	$(1,301)	$60,684

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(4,802)	$(3,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(843)	(806)
Depreciation and amortization	4,058	2,607
Inventory valuation adjustment	1,127	—
Change in condominium inventory	(598)	3,031
Change in accounts receivable	(374)	(407)
Change in prepaid expenses and other assets	(69)	(593)
Change in accounts payable	(219)	(923)
Change in accrued liabilities	(2,325)	(919)
Change in payables or receivables to related parties	1,062	20
Addition of lease intangibles	(366)	(992)
Cash used in operating activities	(3,349)	(2,018)

Cash flows from investing activities
Capital expenditures for real estate	(1,134)	(6,748)
Change in restricted cash	584	(11)
Cash used in investing activities	(550)	(6,759)

Cash flows from financing activities
Proceeds from notes payable	10,634	6,696
Proceeds from note payable to related party	2,000	—
Payments on notes payable	(5,251)	(3,334)
Payments on capital lease obligations	(13)	(12)
Financing costs	(153)	—
Distributions	(763)	(755)
Distributions to minority interest holders	(7)	(11)
Cash flows provided by financing activities	6,447	2,584

Net change in cash and cash equivalents	2,548	(6,193)
Cash and cash equivalents at beginning of period	4,907	20,837
Cash and cash equivalents at end of period	$7,455	$14,644

Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,250	$1,610

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$39	$516
Amortization of deferred financing fees in properties under development	$2	$—
Capital expenditures for real estate in accrued liabilities	$49	$2,470

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of March 31, 2008 eleven of the twelve properties we acquired remain in our portfolio.

We are not currently seeking to purchase any additional properties; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are opportunistic in our acquisition of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues.  We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if the General Partners determine that it would be advantageous to do so.  Investments may also include commercial properties that are not preleased or in other types of commercial properties, such as hotels or motels.  However, we will not actively engage in the business of operating hotels, motels or similar properties.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board was established to provide the General Partners with advice and guidance with respect to (1) the identification of assets for acquisition; (2) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (3) inroads to establishing beneficial strategic partners, customers, and suppliers; (4) opportunities within and related to the industry; and (5) other assistance as may be determined by the General Partners or their representatives from time to time.  The advisory board was dissolved effective March 31, 2008.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

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

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of March 31, 2008, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

As of May 9, 2008, we had 10,803,839 limited partnership units outstanding.

3.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of March 31, 2008, consolidated statements of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended March 31, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings is depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties are depreciated over the estimated useful life of 39 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives of our acquired lease intangibles as of March 31, 2008 range from 0.1 years to 4.5 years.

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2008 and for each of the following four years ended December 31 is as follows (in thousands):

Lease
Intangibles
April 1 - December 31, 2008	$333
2009	341
2010	341
2011	327
2012	86

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
As of March 31, 2008	Improvements	Intangibles	Market Leases
Cost	$111,650	$9,333	$(300)
Less: depreciation and amortization	(10,556)	(4,301)	194
Net	$101,094	$5,032	$(106)

	Buildings and	Lease	Acquired Below-
As of December 31, 2007	Improvements	Intangibles	Market Leases
Cost	$111,609	$18,195	$(322)
Less: depreciation and amortization	(9,285)	(11,173)	203
Net	$102,324	$7,022	$(119)

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three months ended March 31, 2008 and 2007.

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

The continued nationwide downturn in the housing market industry and related condominium sales during 2007 and the first quarter of 2008 resulted in lower than expected sales volume and reduced selling prices, among other effects.  As a result of our evaluations, we recognized a non-cash charge of $1.1 million for the three months ended March 31, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences, which is classified as an inventory valuation adjustment in the accompanying consolidated statement of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

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

Accounts Receivable

Accounts receivable primarily consist of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $0.9 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance and real estate taxes for our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Equipment, furniture and fixtures, and computer software are depreciated over

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

three-year and five-year lives.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $2.0 million and $1.6 million at March 31, 2008 and December 31, 2007, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1.1 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges are entered into to limit our exposure to increases in the London Interbank Offer Rate (“LIBOR”) above a “strike rate” on certain of our floating-rate debt.

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 10 “Derivative Instruments and Hedging Activities.”  As of March 31, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.2 million, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  We also recognize revenue from operations of a hotel.  The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.  Rental revenue for the three months ended March 31, 2008 includes a fee of approximately $1.0 million for the early termination of the single tenant’s lease at 1221 Coit Road.

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

Advertising Costs

Advertising costs are expensed as they are incurred.

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

Reportable Segments

Financial Accounting Standards Board (“FASB”) SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three month periods ended March 31, 2008 and 2007.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2008, we recognized a provision for current tax expense of approximately $55,000 and a provision for deferred tax expense of approximately $8,000 related to the Texas margin tax.  For the three months ended March 31, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

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

5.                                      Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of FAS 157 effective January 1, 2008.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.  See Footnote No. 6, “Assets and Liabilities Measured at Fair Value,” for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted this standard effective January 1, 2008 and have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect FAS No. 141(R) to have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.  We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

the entity.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.

6.                                      Assets and Liabilities Measured at Fair Value

In September 2006, the FASB issued FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued FSP FAS 157-2.  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Partnership’s fiscal year beginning January 1, 2009.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative financial instruments

Currently, we use interest rate swaps to manage our interest rate risk.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of March 31, 2008 (in thousands).  Our derivative financial instruments are classified as “Accrued liabilities” on our consolidated balance sheet at March 31, 2008.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments (1)	$(1,342)	$—	$(1,342)	$—

(1)  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive loss at each measurement date.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

7.                                      Real Estate

As of March 31, 2008, we wholly owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
18581 North Dallas Parkway	Dallas, Texas	122,273	two-story office building
18451 North Dallas Parkway	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land
Northwest Highway Land	Dallas, Texas	land	development property

As of March 31, 2008, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
4245 N. Central	Dallas, Texas	87,292	six-story office building	62.50%
1221 Coit Road	Dallas, Texas	105,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%

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

On February 27, 2008, we entered into an agreement with J.L. Armstrong Trust and Paul and Wilma Nothern Family Trust, both of which are unaffiliated third parties, in which they assigned their combined 20% interest in Behringer Harvard Northwest Highway LP, a Texas limited partnership (the “Northwest Highway Land Partnership”) to us.  No consideration was exchanged in the assignment of the interest to us.  The Northwest Highway Land Partnership was formed to purchase the Northwest Highway Land.  As a result of the agreement, we own a 100% interest in the property as of February 27, 2008.

8.                                      Capitalized Costs

On November 8, 2004, we acquired a 70% interest in Hotel Palomar and Residences through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain redevelopment costs associated with Hotel Palomar and Residences have been capitalized on our balance sheet at March 31, 2008.  As a result of the completion of the development phase of Hotel Palomar and Residences in March 2007, development costs are no longer being capitalized.  For the three months ended March 31, 2007, we capitalized a total of $3.5 million in costs associated with the development of Hotel Palomar and Residences.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three months March 31, 2007, we capitalized $0.6 million in interest costs for Hotel Palomar and Residences.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  Northwest Highway Land currently has no operations, and no operations are planned.  Development construction of the land was completed in April 2007 and we began the construction of luxury homes with an exclusive home builder during the first quarter of 2008.  As a result of the completion of the development phase of Northwest Highway Land in April 2007, development costs were no longer capitalized until we began the construction of homes during the quarter ended March 31, 2008.  During the first quarter of 2008, approximately $1.8 million in costs were transferred from land to real estate under development on our balance sheet.  Certain development and construction costs associated with Northwest Highway Land have been capitalized on our balance sheet at March 31, 2008.  For each of the three months ended March 31, 2008 and 2007, we capitalized a total of $0.4 million in costs associated with the development and construction of Northwest Highway Land.  During the three months ended March 31, 2008 and 2007, we capitalized $18,000 and $0.1 million, respectively, in interest costs for Northwest Highway Land.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge.  We plan to construct 23 luxury condominium units on the 1.56 acre site.  Construction is expected to reach completion in early 2010.  Cassidy Ridge currently has no operations.  Certain development costs associated with Cassidy Ridge have been capitalized on our balance sheet at March 31, 2008.  For the three months ended March 31, 2008 and 2007, we capitalized a total of $0.7 million and $1.3 million, respectively, in costs associated with the development of Cassidy Ridge.  During the three months ended March 31, 2008 and 2007, we capitalized $0.3 million and $0.2 million, respectively, in interest costs for Cassidy Ridge.

9.                                      Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	March 31, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	7/1/2008
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan	4,263	4,387	3 mo LIBOR + 1.5% (2)	12/4/2008
Plaza Skillman Loan	9,685	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	398	419		4/11/2011
4245 N. Central Loan	6,423	6,435	3 mo LIBOR + 1.9% (2)	8/17/2009
Hotel Palomar and Residences Texans Loan	30,390	30,390	Prime + 0.5% (1)	10/1/2008
Hotel Palomar and Residences Bank of America Loan	41,834	41,681	3 mo LIBOR + 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	814	7.25% - 9.5%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	4,466	4,466	30-day LIBOR + 2.25% (3)	7/15/2009
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5% (1)	9/29/2008
Cassidy Ridge Loan	6,997	6,997	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250	11,250	30-day LIBOR + 1.75% (3)	9/1/2008
Amended BHH Loan - related party	2,000	—	5.0%	3/27/2011
	$153,000	$145,637

(1)          Prime rate at March 31, 2008 was 5.25%.

(2)          Three month LIBOR was 2.7% at March 31, 2008.

(3)          30-day LIBOR was 2.7% at March 31, 2008.

As of March 31, 2008, approximately $49.2 million of the outstanding balance of our notes payable of $153 million is due within the next twelve months.  Of that amount, approximately $45.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use net cash from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On February 22, 2008, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership $0.5 million.  The loan is unsecured, bears interest at a rate of 7.25% and the principal amount of the loan and all accrued interest are due and payable on January 31, 2009.

On January 10, 2007, our minority partner entered into an agreement to loan the Mockingbird Commons Partnership an additional $0.3 million.  The loan, which is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note was subsequently extended to January 1, 2009 and the note now bears interest at the rate of 8.75% per annum.

On January 28, 2008, Behringer Harvard Quorum I LP entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used to pay off a loan to the borrower from Citibank, N.A., which was set to mature on July 1, 2008.  The remaining proceeds will be used for working capital purposes.  The interest rate under the loan is 7%.  Monthly payments of interest only were due beginning March 5, 2008.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on January 23, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Amended BHH Loan”), an affiliate of our General Partners, pursuant to which we may borrow a maximum of $20 million, subject to approval by the lender.  On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC  (“BHH Loan”), an affiliate of our General Partners, pursuant to which we could borrow a total principal amount of $10 million.  This note amends and restates the BHH Loan.  All amounts borrowed under the BHH Loan are deemed borrowed under the Amended BHH Loan.  The outstanding principal balance under the Amended BHH Loan as of March 31, 2008 was $2.0 million. The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At March 31, 2008, we were in compliance with each of the debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

10.                               Derivative Instruments and Hedging Activities

In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences.  For the three months ended March 31, 2008, we recognized a comprehensive loss of approximately $0.7 million to adjust the carrying amount of the interest rate swap to fair value at March 31, 2008.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  During the three months ended March 31, 2008, the swap agreement increased interest expense by approximately $0.1 million.  There was no hedge ineffectiveness during the three months ended March 31, 2008.  The following table summarizes the notional value of our derivative financial instrument as of March 31, 2008.  The notional value provides an indication of the extent of our involvement in this instrument at March 31, 2008, but does not represent exposure to credit, interest rate, or market risks (dollar amounts in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow	$38,000	4.5925%	30-day LIBOR	September 6, 2009

11.                               Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified conditional asset retirement obligations at a certain number of our properties that are related to soil contamination.  We believe that, as of

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008, we have reserved sufficient amounts to pay all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at March 31 are as follows (in thousands):

Year ending	Amount
April 1 - December 31, 2008	$56
2009	74
2010	74
2011	56
2012	—
thereafter	—
Total minimum future lease payments	$260

Less: amounts representing interest	39

Total future lease principal payments	$221

12.                               Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at March 31, 2008 were $0.3 million.

The following are the total distributions declared during the first quarter of 2008 and 2007 (in thousands):

	2008	2007
First Quarter	$763	$755

13.                               Related Party Arrangements

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of these fees and compensation will be allocated to Behringer Advisors II since the day-to-day responsibilities of serving as our general partner are performed by Behringer Advisors II through the executive officers of its general partner.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the three months ended March 31, 2008 and 2007, we incurred property management fees payable to HPT Management of $0.1 million.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For each of the three months ended March 31, 2008 and 2007, we incurred asset management fees of $0.3 million of which approximately $20,000 and $50,000, respectively, was capitalized to real estate.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

We may reimburse Behringer Advisors I, or its affiliates, for all expenses paid or incurred by them in connection with administrative services necessary to the prudent operation of our business, subject to the limitation that (1) the reimbursement will be at the lower of their actual cost or the amount we would be required to pay to independent parties for comparable administrative services in the same geographic location and (2) we will not reimburse them for services for which they are entitled to compensation by way of a separate fee.  For the three months ended March 31, 2008 and 2007, we incurred and expensed such costs for administrative services totaling $50,000 and $30,000, respectively.

On March 27, 2008, we entered into the Amended BHH Loan, pursuant to which we may borrow a maximum of $20 million.  The outstanding principal balance under the Amended BHH Loan as of March 31, 2008 was $2.0 million.  The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.

At March 31, 2008, we had a payable to related parties of approximately $0.2 million. This balance consists primarily of property management fees payable to HPT Management and asset management fees payable to Behringer Advisors II.

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

14.                               Subsequent Events

Under terms of the Cassidy Ridge Loan, construction of the project was required to be completed by April 1, 2008 (“Construction Commitment Termination Date”), subject to extension by the lender upon the written request of the borrower.  As a result of construction delays beyond our control, we have been in discussions with the lender, and have requested an extension of the Construction Commitment Termination Date from the lender.  We are also in discussions with this and other lenders to refinance, modify or extend the loan while our request for extension is being evaluated.  To complete construction, we will need to agree to an extension with the lender or otherwise refinance, modify or extend the existing construction loan.  In addition, we will have to resolve issues that have delayed construction, such as local regulatory approvals.  Once financing has been extended, refinanced or modified, and remaining construction delays have been resolved, we expect construction to take approximately 24 months.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of commercial office buildings is depreciated over the estimated useful life of 25 years using the straight-line method and hotels/mixed-use properties are depreciated over the estimated useful life of 39 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal option for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Overview

We had eight wholly-owned properties and interests in three properties through investments in partnerships and joint ventures as of March 31, 2008.  For the three months ended March 31, 2007, we had seven wholly-owned properties and interests in four properties through investments in partnerships and joint ventures.  All investments in partnerships and joint ventures were consolidated with and into our accounts at March 31, 2008 and 2007.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18581 Dallas Parkway and 18451 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expires in May 2008.  CompUSA, Inc. decided not to make scheduled rental payments on these leases during 2008.  We recovered a portion of these rents from tenants who are currently subleasing space from CompUSA, Inc. and we executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who currently subleases the space.  We are currently part of a landlord’s group that is negotiating with CompUSA, Inc. to recover a portion of those scheduled rental payments not made during 2008.

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2008 and 2007 was $4.7 million and $3.2 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in revenue for the three months ended March 31, 2008 is primarily a result of the early termination fee of $1.0 million, which is included in rental revenue, from the single tenant’s lease at 1221 Coit Road and new leasing at 250/290 John Carpenter Freeway.  As a result of the early termination of the single tenant lease at 1221 Coit Road and the expiration of leases at 18451 Dallas Parkway and 18581 Dallas Parkway, management expects rental revenue to decrease in the near future.

Hotel Revenue. Hotel revenue for the three months ended March 31, 2008 and 2007 was $3.9 million and $4.0 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the three months ended March 31, 2007 was $3.4 million and was comprised of the sales of condominiums located at Hotel Palomar and Residences.  We did not sell any units during the first quarter of 2008.

During 2007 and the first quarter of 2008, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and the lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we may experience slow condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2008 and 2007 were $5.3 million and $4.2 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the three months ended March 31, 2008 is primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA decided not to make scheduled rental payments on its leases at 18581 and 18451 Dallas Parkway during 2008.  Without the occurrence of similar transactions in the near future, we expect property operating expenses to decrease.

Inventory Valuation Adjustment.  Inventory valuation adjustment for the three months ended March 31, 2008 was $1.1 million and was comprised of non-cash impairment charges related to our condominium inventory at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the three months ended March 31, 2007.

During 2007 and the first quarter of 2008, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized a charge of $1.1 million for the three months ended March 31, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2008 and 2007 was $2.3 million and $2.1 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our three investments in partnerships that we consolidated.  The increase in interest expense for the three months ended March 31, 2008 is primarily the result of interest expense no longer being capitalized for Hotel Palomar and Residences, partially offset by the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.   For the three months ended March 31, 2008, we capitalized interest costs of $18,000 for Northwest Highway Land and $0.3 million for Cassidy Ridge.  For the three months ended March 31, 2007, we capitalized interest costs of $0.6 million for Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $0.2 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2008 and 2007 were $1.0 million and $0.9 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2008 and 2007 were $0.5 million and $0.3 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to management fees no longer being capitalized as a result of the completion of the development phase of Hotel Palomar and Residences.  We expect property and asset management fees to remain constant in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 and 2007 were $0.3 million and $0.1 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase in the quarter ended March 31, 2008 is primarily due to an increase in auditing costs and legal expenses.  Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the three months ended March 31, 2008 were $0.1 million and were comprised of advertising costs for our consolidated properties.  Advertising costs for the three months ended March 31, 2007 were $1.4 million and were comprised primarily of advertising costs related to Hotel Palomar and Residences.  Management expects future advertising costs to remain relatively constant.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2008 was $3.7 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended March 31, 2007, depreciation and amortization expense associated with our consolidated properties was $2.1 million.  The increase in depreciation and amortization expense is primarily due to $1.0 million in accelerated amortization of lease intangibles associated with the expiration of the single tenant lease at 18581 Dallas Parkway and $0.3 million associated with new leasing activity at 250/290 John Carpenter Freeway.  We expect depreciation and amortization expense to remain relatively constant in the near future.

Cost of Condominium Sales. Cost of condominium sales for the three months ended March 31, 2008 and 2007 was $20,000 and $3.3 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  The amounts for the three months ending March 31, 2008 represent final settlements of units sold during 2007.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.8 million, respectively, and represents the other partners’ proportionate share of losses from investments in the four partnerships that we consolidated during the periods.  We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Cash Flow Analysis

As of March 31, 2008 and 2007, we owned interests in eleven properties.  The single tenant at 1221 Coit Road terminated its lease early and paid a termination fee of $1.0 million during the three months ended March 31, 2008.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expires in May 2008.  CompUSA, Inc., the single tenant for both buildings, did not to make scheduled rental payments on these leases during the three months ended March 31, 2008.  We replaced a portion of these rents from tenants who are currently subleasing space from CompUSA, Inc.  We began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007.

Cash used in operating activities for the three months ended March 31, 2008 was $3.3 million and was comprised primarily of the net loss of $4.8 million, adjusted for depreciation and amortization of $4.1 million and a charge for inventory valuation adjustment of $1.1 million, primarily offset by changes in working capital accounts of $1.9 million and condominium inventory of $0.6 million.  Cash used in operating activities for the three months ended March 31, 2007 was $2.0 million and was comprised primarily of the net loss of $3.0 million, adjusted for depreciation and amortization of $2.6 million and the addition of lease intangibles of $1.0 million.

Cash used in investing activities for the three months ended March 31, 2008 was $0.5 million and was comprised of purchases of capital expenditures for real estate of $1.1 million, partially offset by the change in restricted cash related to our properties of $0.6 million.  Cash used in investing activities for the three months ended March 31, 2007 was $6.8 million and was primarily comprised of capital expenditures for real estate.

Cash provided by financing activities for the three months ended March 31, 2008 was $6.4 million and consisted primarily of proceeds from notes payable, net of payments, of $7.4 million, partially offset by distributions of $0.8 million.  Cash provided by financing activities was $2.6 million for the three months ended March 31, 2007 and consisted primarily of proceeds from notes payable, net of payments, of $3.4 million, partially offset by distributions of $0.8 million.

Liquidity and Capital Resources

Our cash and cash equivalents was $7.5 million at March 31, 2008.  Our principal demands for funds will be for the payment of capital expenditures, operating expenses and distributions and for the payment of our outstanding indebtedness.  Generally, these cash needs are expected to be met from operations and borrowings, as set forth in more detail below.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we entered into a promissory note with Behringer Harvard Holdings, LLC, our sponsor and an affiliate of our General Partners, in November 2007 to provide additional cash flow to us.  The outstanding principal balance of $7.5 million plus accrued interest of this note was forgiven at the end of 2007.  The borrowings were used to finance short-term cash flow needs related principally to operating expenses and capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor.

We expect that we will continue to require this liquidity support through 2008.  As noted previously, we have borrowed an additional $2.0 million from our sponsor during the first quarter of 2008 and our sponsor expects to make available an additional $8.0 million to us through 2008.  Support from our sponsor is expected to be provided in respect of capital costs for development and retenanting as well as carrying costs for certain assets.  These costs are principally in respect of potential capital needs for the leasing of 250/290 John Carpenter Freeway, 18451 North Dallas Parkway and 18581 North Dallas Parkway, and carrying and marketing costs for the condominiums at Hotel Palomar and Residences.  In addition, as noted in Note 14 – “Subsequent Events” of the interim financial statements contained in this report, we will need to refinance, extend or modify the construction loan for the Cassidy Ridge project, which might require additional capital.

Ultimately management views these cash flow issues as short-term concerns that will resolve themselves as leasing and sales of assets are accomplished.  Management remains optimistic as to the ultimate total return that can be made available to our investors.

As of March 31, 2008, $49.2 million of the outstanding balance of our notes payable of $153.0 million is due within the next twelve months.  Of that amount, $45.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

As discussed above, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At March 31, 2008, we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes, forgiveness of debt income, the gain or loss on the sale of assets and non-cash impairment charges.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) in accordance with GAAP has been provided.  Our calculations of NOI for the three months ended March 31, 2008 and 2007 are presented below (in thousands).

		Three months	Three months
		ended	ended
		March 31, 2008	March 31, 2007

Total revenues		$8,650	$10,539

Operating expenses
	Property operating expenses	5,301	4,167
	Real estate taxes, net	989	932
	Property and asset management fees	476	348
	Advertising costs	130	1,413
	Cost of condominium sales	20	3,349
	Less: Asset management fees	(241)	(206)
Total operating expenses		6,675	10,003
Net operating income		$1,975	$536

Reconciliation to Net loss
Net operating income		$1,975	$536

Less:	Depreciation and amortization	(3,707)	(2,145)
	General & administrative expenses	(281)	(128)
	Interest expense, net	(2,293)	(2,089)
	Asset management fees	(241)	(206)
	Inventory valuation adjustment	(1,127)	—
	Provision for income taxes	(63)	—
Add:	Interest income	34	190
	Minority interest	901	806
Net loss		$(4,802)	$(3,036)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Net loss	$(4,802)	$(3,036)

Real estate depreciation and amortization (1)	3,441	1,886
Inventory valuation adjustment (1)	789	—
Debt service, net of amounts capitalized (1)	(1,822)	(1,077)
Capital improvements (1)(2)	(1,142)	(5,733)
Net cash from operations	$(3,536)	$(7,960)

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2008 include costs for building improvements. Amounts for 2007 include building improvements, construction of condominiums and other costs related to development of our properties.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $153.0 million in notes payable at March 31, 2008, approximately $129.6 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.9 million.

A 100 basis point decrease in interest rates would result in a $1.9 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $0.8 million net decrease in the fair value of our interest rate swap.

At March 31, 2008, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of March 31, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2008.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 15, 2008		By:	/s/ Gary S. Bresky
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

10.1	Amended and Restated Unsecured Promissory Note by and between the Registrant and Behringer Harvard Holdings, LLC (filed herewith)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1**	Section 1350 Certifications

*   Filed herewith

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.