Form 10-Q
period 2008-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2008-08-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-Q

Quarter Ended June 30, 2008

PART I
FINANCIAL INFORMATION

Item 1.            Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Real estate
Land	$37,080	$38,676
Buildings, net	100,335	102,324
Real estate under development	2,998	78
Total real estate	140,413	141,078

Condominium inventory, net	58,205	57,903
Cash and cash equivalents	4,621	4,907
Restricted cash	4,153	3,476
Accounts receivable, net	4,461	2,878
Receivable from related party	38	967
Prepaid expenses and other assets	1,130	1,065
Furniture, fixtures, and equipment, net	4,208	4,823
Deferred financing fees, net	1,114	1,162
Lease intangibles, net	4,764	7,022
Total assets	$223,107	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$151,184	$145,637
Note payable to related party	3,500	—
Accounts payable	1,923	1,295
Payables to related parties	297	105
Acquired below-market leases, net	93	119
Distributions payable	252	260
Accrued liabilities	6,684	8,251
Capital lease obligations	207	234
Total liabilities	164,140	155,901

Commitments and contingencies

Minority interest	931	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at June 30, 2008 and December 31, 2007	58,757	67,550
General partners	—	—
Accumulated other comprehensive loss	(721)	(579)
Total partners’ capital	58,036	66,971
Total liabilities and partners’ capital	$223,107	$225,281

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(in thousands, except per unit amounts)

(unaudited)

	Three months	Three months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Rental revenue	$3,506	$3,415	$8,235	$6,627
Hotel revenue	4,134	4,119	8,055	8,076
Condominium sales	510	4,862	510	8,232
Total revenues	8,150	12,396	16,800	22,935

Expenses
Property operating expenses	4,655	4,708	9,956	8,874
Inventory valuation adjustment	258	—	1,385	—
Interest expense, net	2,059	2,818	4,352	4,907
Real estate taxes, net	1,216	1,051	2,205	1,983
Property and asset management fees	504	390	980	738
General and administrative	262	273	543	401
Advertising costs	86	364	216	1,777
Depreciation and amortization	1,742	2,128	5,449	4,273
Cost of condominium sales	404	4,541	424	7,891
Total expenses	11,186	16,273	25,510	30,844

Interest income	13	94	47	285
Loss on sale of assets	(2)	—	(2)	—
Loss before income taxes and minority interest	(3,025)	(3,783)	(8,665)	(7,624)

Provision for income taxes	(69)	(26)	(132)	(26)
Minority interest	629	712	1,530	1,517
Loss from continuing operations	(2,465)	(3,097)	(7,267)	(6,133)

Loss from discontinued operations	—	(2)	—	(2)

Net loss	$(2,465)	$(3,099)	$(7,267)	$(6,135)

Allocation of net loss
Net loss allocated to general partners	$—	$—	$—	$—

Net loss allocated to limited partners	$(2,465)	$(3,099)	$(7,267)	$(6,135)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continued operations	$(0.23)	$(0.29)	$(0.67)	$(0.57)
Loss from discontinued operations	—	—	—	—
Basic and diluted net loss per limited partnership unit	$(0.23)	$(0.29)	$(0.67)	$(0.57)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

(in thousands)

(unaudited)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total
Balance as of January 1, 2007	$—	$—	10,804	$82,167	$(5,634)	$—	$76,533

Comprehensive loss:

Net loss					(5,923)		(5,923)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss					(5,923)	(579)	(6,502)

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007	—	—	10,804	79,107	(11,557)	(579)	66,971

Comprehensive loss:

Net loss					(7,267)		(7,267)

Unrealized loss on interest rate swap						(142)	(142)

Total comprehensive loss					(7,267)	(142)	(7,409)

Distributions on limited partnership units				(1,526)			(1,526)

Balance as of June 30, 2008	$—	$—	10,804	$77,581	$(18,824)	$(721)	$58,036

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months	Six months
	ended	ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss	$(7,267)	$(6,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(1,473)	(1,517)
Loss on sale of assets	2	—
Depreciation and amortization	5,959	5,289
Inventory valuation adjustment	1,385	—
Change in condominium inventory	(1,556)	6,898
Change in accounts receivable	(1,583)	(538)
Change in prepaid expenses and other assets	(66)	(398)
Change in accounts payable	628	(3,977)
Change in accrued liabilities	(1,386)	301
Change in payables or receivables to related parties	1,121	(62)
Addition of lease intangibles	(426)	(1,758)
Cash used in operating activities	(4,662)	(1,897)

Cash flows from investing activities
Capital expenditures for real estate	(2,346)	(10,707)
Change in note receivable	—	(13)
Proceeds from sale of assets	236	—
Change in restricted cash	(677)	(174)
Cash used in investing activities	(2,787)	(10,894)

Cash flows from financing activities
Proceeds from notes payable	13,441	8,378
Proceeds from note payable to related party	3,500	—
Payments on notes payable	(7,854)	(8,086)
Payments on capital lease obligations	(27)	(24)
Financing costs	(357)	—
Distributions	(1,534)	(1,526)
Distributions to minority interest holders	(6)	(22)
Cash flows provided by (used in) financing activities	7,163	(1,280)

Net change in cash and cash equivalents	(286)	(14,071)
Cash and cash equivalents at beginning of period	4,907	20,837
Cash and cash equivalents at end of period	$4,621	$6,766

Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,186	$4,112
Income tax paid	$201	$—

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$—	$493
Amortization of deferred financing fees in properties under development	$11	$—
Capital expenditures for real estate in accrued liabilities	$412	$1,703

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.             Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of June 30, 2008, eleven of the twelve properties we acquired remain in our portfolio.

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

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of June 30, 2008, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  Beginning with fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

As of August 8, 2008, we had 10,803,839 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2008, consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended June 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2008 and for each of the following four years ended December 31 is as follows (in thousands):

July 1 - December 31, 2008	$170
2009	341
2010	341
2011	327
2012	86

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
As of June 30, 2008	Improvements	Intangibles	Market Leases
Cost	$112,022	$6,693	$(282)
Less: depreciation and amortization	(11,687)	(1,929)	189
Net	$100,335	$4,764	$(93)

	Buildings and	Lease	Acquired Below-
As of December 31, 2007	Improvements	Intangibles	Market Leases
Cost	$111,609	$18,195	$(322)
Less: depreciation and amortization	(9,285)	(11,173)	203
Net	$102,324	$7,022	$(119)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  Although we have experienced recent vacancies at various single-tenant properties during 2008, current analysis of these properties does not call for an impairment charge.  We will continue to evaluate these properties for possible impairment.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three and six months ended June 30, 2008 and 2007.

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

The continued nationwide downturn in the housing market and related condominium sales during 2007 and the first six months of 2008 resulted in lower than expected sales volume and reduced selling prices, among other effects.  As a result of our evaluations, we recognized a non-cash charge of $1.4 million during the six months ended June 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences, which is classified as an inventory valuation adjustment in the accompanying consolidated statement of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

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

Accounts Receivable

Accounts receivable primarily consist of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $0.6 million and $0.2 million at June 30, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance and real estate taxes for our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  We had recorded accumulated depreciation associated with our furniture, fixtures and equipment of $2.3 million and $1.6 million at June 30, 2008 and December 31, 2007, respectively.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1.3 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively.

Derivative Financial Instruments

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 10, “Derivative Instruments and Hedging Activities.”  As of June 30, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2008 and 2007 was $1.3 million and $0.6 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.  Rental revenue for the six months ended June 30, 2008 includes a fee of approximately $1.0 million for the early termination of the single tenant’s lease at 1221 Coit Road.

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three and six month periods ended June 30, 2008 and 2007.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the six months ended June 30, 2008, we recognized a provision for current tax expense of approximately $0.1 million and a provision for deferred tax expense of approximately $17,000 related to the Texas margin tax.  For the six months ended June 30, 2007, we recognized a provision for current tax expense of approximately $45,000 and a provision for a deferred tax benefit of approximately $19,000 related to the Texas margin tax.

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

5.             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157 on January 1, 2008 did not have a material effect on our consolidated results of operations or financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We are currently assessing what impact, if any, FSP FAS 157-2 will have on our financial statements.  See Note No. 6, “Assets and Liabilities Measured at Fair Value,” for additional information.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect SFAS No. 141(R) to have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement. at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for financial statements issued for fiscal years and fiscal interim periods beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.

6.             Assets and Liabilities Measured at Fair Value

In September 2006, the FASB issued FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued FSP FAS 157-2.  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of June 30, 2008 (in thousands).  Our derivative financial instruments are classified as “Accrued liabilities” on our consolidated balance sheet at June 30, 2008.

Description		Total	Level 1	Level 2	Level 3
Derivative financial instruments	(1)	$(778)	$—	$(778)	$—

(1)  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive loss at each measurement date.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

7.             Real Estate

As of June 30, 2008, we wholly owned the following properties:

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

As of June 30, 2008, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

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

On February 27, 2008, we entered into an agreement with J.L. Armstrong Trust and Paul and Wilma Nothern Family Trust, both of which are unaffiliated third parties, in which they assigned their combined 20% interest in Behringer Harvard Northwest Highway LP, a Texas limited partnership (the “Northwest Highway Land Partnership”), to us.  No consideration was exchanged in the assignment of the interest to us.  The Northwest Highway Land Partnership was formed to purchase the Northwest Highway Land.  As a result of the agreement, we own a 100% interest in the property as of February 27, 2008.

8.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in Hotel Palomar and Residences through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain redevelopment costs associated with Hotel Palomar and Residences have been capitalized on our balance sheet at June 30, 2008.  As a result of the completion of the development phase of Hotel Palomar and Residences in March 2007, development costs are no longer being capitalized.  For the six months ended June 30, 2007, we capitalized a total of $3.5 million in costs associated with the development of Hotel Palomar and Residences.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the six months ended June 30, 2007, we capitalized $0.6 million in interest costs for Hotel Palomar and Residences.

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site is planned for development into high-end residential lots for the future sale to luxury home builders.  Northwest Highway Land currently has no operations, and no operations are planned.  Development construction of the land was completed in April 2007 and we began the construction of luxury homes with an exclusive home builder during the first quarter of 2008.  As a result of the completion of the development phase of Northwest Highway Land

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

in April 2007, development costs were no longer capitalized until we began the construction of homes during the first quarter of 2008.  During the six months ended June 30, 2008, approximately $1.8 million in costs were transferred from land to real estate under development on our balance sheet.  Certain development and construction costs associated with Northwest Highway Land have been capitalized on our balance sheet at June 30, 2008.  For each of the six months ended June 30, 2008 and 2007, we capitalized a total of $1.6 million and $0.4 million, respectively, in costs associated with the development and construction of Northwest Highway Land.  During the three months ended June 30, 2008, we capitalized $34,000 in interest costs for Northwest Highway Land.  We did not capitalize interest costs for the three months ended June 30, 2007.  During the six months ended June 30, 2008 and 2007, we capitalized $50,000 and $0.1 million, respectively, in interest costs for Northwest Highway Land.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge.  We plan to construct 23 luxury condominium units on the 1.56 acre site.  Construction is expected to reach completion in 2010.  Cassidy Ridge currently has no operations.  Certain development costs associated with Cassidy Ridge have been capitalized on our balance sheet at June 30, 2008.  For the six months ended June 30, 2008 and 2007, we capitalized a total of $2.1 million and $3.2 million, respectively, in costs associated with the development of Cassidy Ridge.  During the three months ended June 30, 2008 and 2007, we capitalized $0.2 million and $0.3 million, respectively, in interest costs for Cassidy Ridge.  During each of the six month periods ended June 30, 2008 and 2007, we capitalized $0.5 million in interest costs for Cassidy Ridge.

9.             Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	June 30, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	Paid
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan	4,304	4,387	3 mo LIBOR + 1.5% (2)	12/4/2008
Plaza Skillman Loan	9,650	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	378	419		4/11/2011
4245 N. Central Loan	6,674	6,435	3 mo LIBOR + 1.9% (2)	8/17/2009
Hotel Palomar and Residences Texans Loan	30,390	30,390	Prime + 0.5% (1)	10/1/2008
Hotel Palomar and Residences Bank of America Loan	41,337	41,681	3 mo LIBOR + 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	814	7.25 to 9.5%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	4,466	30-day LIBOR + 2.25% (3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	2,544	—	Prime + 0.5% (1)	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5% (1)	9/29/2008
Cassidy Ridge Loan	6,997	6,997	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250	11,250	30-day LIBOR + 1.75% (3)	9/1/2008
Amended BHH Loan - related party	3,500	—	5.0%	3/27/2011
	$154,684	$145,637

(1)   Prime rate at June 30, 2008 was 5.0%.

(2)   Three month LIBOR was 2.8% at June 30, 2008.

(3)   30-day LIBOR was 2.5% at June 30, 2008.

As of June 30, 2008, approximately $49.2 million of the outstanding balance of our notes payable of $154.7 million is due within the next twelve months.  Of that amount, approximately $45.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use net cash from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

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

On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC (“BHH Loan”), an affiliate of our General Partners, pursuant to which we could borrow a total principal amount of $10 million.  On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Amended BHH Loan”) pursuant to which we may borrow a maximum of $20 million, subject to approval by the lender.  The Amended BHH Loan amends and restates the BHH Loan.  All amounts borrowed under the BHH Loan are deemed borrowed under the Amended BHH Loan.  The outstanding principal balance under the Amended BHH Loan as of June 30, 2008 was $3.5 million.  The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.

On April 15, 2008, Behringer Harvard Northwest Highway LP entered into five separate loan agreements with Dallas City Bank.  Borrowings under the loan agreements may total up to $5.5 million.  Proceeds from the loans are being used to construct five homes at Northwest Highway Land.  The interest rate for all of the loans is the prime rate plus one-half of one percent (0.5%), subject to a minimum interest rate of six percent (6.0%).  Monthly payments of interest only are due beginning May 15, 2008.  All principal balances, together with all accrued, but unpaid interest are due and payable on April 15, 2010, the maturity dates.  The loans are guaranteed by us.

Under terms of the Cassidy Ridge Loan, construction of the project was required to be completed by April 1, 2008 (“Construction Commitment Termination Date”), subject to extension by the lender upon the written request of the borrower.  As a result of construction delays beyond our control, we have had discussions with the lender, and requested an extension of the Construction Commitment Termination Date from the lender.  We are currently finalizing negotiations with this lender to modify the loan agreement and extend the Construction Commitment Termination Date.  Once the loan agreement has been modified and remaining construction delays have been resolved, we expect construction to take approximately 24 months.

We entered into the BHH Loan in November 2007 to provide additional cash flow to us.  The outstanding principal balance of $7.5 million plus accrued interest of this note was forgiven at the end of 2007.  The borrowings were used to finance short-term cash flow needs related principally to operating expenses and capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.

We expect that we will continue to require this liquidity support from our sponsor through 2008.  As noted previously, we have borrowed an additional $3.5 million from our sponsor during the first six months of 2008 and our sponsor expects to make available to us an additional $6.5 million through 2008.  Support from our sponsor is expected to be provided in relation to capital costs for development and retenanting as well as carrying costs for certain assets.  These costs are principally related to potential capital needs for the leasing of 250/290 John Carpenter Freeway, 18451 North Dallas Parkway and 18581 North Dallas Parkway, and carrying and marketing costs for the condominiums at Hotel Palomar and Residences.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At June 30, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

10.          Derivative Instruments and Hedging Activities

In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences.  For the six months ended June 30, 2008, we recognized a comprehensive loss of approximately $0.1 million to adjust the carrying amount of the interest rate swap to fair value at June 30, 2008.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  During the six months ended June 30, 2008, the swap agreement increased interest expense by approximately $0.3 million.  There was no hedge ineffectiveness during the six months ended June 30, 2008.  The following table summarizes the notional value of our derivative financial instrument as of June 30, 2008.  The notional value provides an indication of the extent of our involvement in this instrument at June 30, 2008, but does not represent exposure to credit, interest rate, or market risks (dollar amounts in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow	$38,000	4.5925%	30-day LIBOR	September 6, 2009

11.          Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified conditional asset retirement obligations at a certain number of our properties that are related to soil contamination.  We believe that, as of June 30, 2008, we have reserved sufficient amounts to pay all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at June 30, 2008 are as follows (in thousands):

Year ending	Amount
July 1 - December 31, 2008	$37
2009	74
2010	74
2011	56
2012	—
thereafter	—
Total minimum future lease payments	$241

Less: amounts representing interest	34

Total future lease principal payments	$207

12.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at June 30, 2008 were $0.3 million.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

The following are the total distributions declared during the first two quarters of 2008 and 2007 (in thousands):

	2008	2007
Second Quarter	$763	$763
First Quarter	763	755
	$1,526	$1,518

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), an affiliate of our General Partners, or its affiliates, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2008 and 2007, we incurred property management fees payable to HPT Management, or its affiliates, of $0.2 million and $0.3 million, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For each of the six months ended June 30, 2008 and 2007, we incurred asset management fees of $0.5 million, of which approximately $40,000 and $70,000, respectively, was capitalized to real estate.

We pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.1 million of such debt financing fees for the six months ended June 30, 2008.  We incurred no such debt financing fees for the six months ended June 30, 2007.

We may reimburse Behringer Advisors II, or its affiliates, for all expenses paid or incurred by them in connection with administrative services necessary to the prudent operation of our business, subject to the limitation that (1) the reimbursement will be at the lower of their actual cost or the amount we would be required to pay to independent parties for comparable administrative services in the same geographic location and (2) we will not reimburse them for services for which they are entitled to compensation by way of a separate fee.  For the six months ended June 30, 2008 and 2007, we incurred and expensed such costs for administrative services totaling $0.1 million and $30,000, respectively.

On March 27, 2008, we entered into the Amended BHH Loan, pursuant to which we may borrow a maximum of $20 million.  The outstanding principal balance under the Amended BHH Loan as of June 30, 2008 was $3.5 million.  The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.

At June 30, 2008, we had a payable to related parties of approximately $0.3 million. This balance consists primarily of property management fees payable to HPT Management, or its affiliates, and asset management fees payable to Behringer Advisors II.

We are dependent on Behringer Advisors II and HPT Management Services, or its affiliates, for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

14.          Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet, to an unaffiliated third party for a contract sale price of $10.5 million.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4.5 million, with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations. The results for the three and six months ended June 30, 2007 represent the final settlements for operations of the Woodall Rodgers Property.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2007 (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007
Rental revenue	$—	$—

Expenses
Property operating expenses	2	2

Loss from discontinued operations	$(2)	$(2)

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This quarterly report (including without limitation this Item 2 and Part II, Item 5 hereof) contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on FIN No. 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN No. 46R, then the entities are evaluated for consolidation under AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures,” and by EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Overview

We had eight wholly-owned properties and interests in three properties through investments in partnerships and joint ventures as of June 30, 2008 and 2007.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three and six months ended June 30, 2008 and 2007.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18581 Dallas Parkway and 18451 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  CompUSA, Inc. did not make scheduled rental payments of $2.0 million on these leases during 2008.  We recovered approximately $1.1 million of these rents from tenants who were subleasing space from CompUSA, Inc. and we executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who subleased the space.  In addition, we have recovered, or expect to recover, approximately $0.4 million of those scheduled rental payments not made during 2008 as a result of a landlord’s group that negotiated with CompUSA, Inc.

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended June 30, 2008 and 2007 was $3.5 million and $3.4 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  As a result of the expiration of the lease at 18581 Dallas Parkway, management expects rental revenue to decrease in the near future.

Hotel Revenue. Hotel revenue for each of the three months ended June 30, 2008 and 2007 was $4.1 million and was comprised of revenue generated by the operations of Hotel Palomar.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the three months ended June 30, 2008 and June 30, 2007 was $0.5 million and $4.9 million, respectively, and was comprised of the sales of condominiums located at Hotel Palomar and Residences.

During 2007 and the first six months of 2008, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we may continue to experience slow condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for each of the three month periods ended June 30, 2008 and 2007 were $4.7 million and were comprised of expenses related to the daily operations from our consolidated properties.  We expect property operating expenses to remain relatively constant in the near future.

Inventory Valuation Adjustment.  Inventory valuation adjustment for the three months ended June 30, 2008 was $0.3 million and was comprised of non-cash impairment charges related to our condominium inventory at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the three months ended June 30, 2007.

During 2007 and the first six months of 2008, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized a charge of $0.3 million for the three months ended June 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional impairment charges may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2008 and 2007 was $2.1 million and $2.8 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our three investments in partnerships that we consolidated.  The decrease in interest expense for the three months ended June 30, 2008 is primarily the result of the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.  For the three months ended June 30, 2008, we capitalized interest costs of $34,000 for Northwest Highway Land and $0.2 million for Cassidy Ridge.  For the three months ended June 30, 2007, we capitalized interest costs of $0.3 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2008 and 2007 were $1.2 million and $1.1 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively unchanged in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended June 30, 2008 and 2007 were $0.5 million and $0.4 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the three month periods ended June 30, 2008 and 2007 were $0.3 million.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively unchanged.

Advertising Costs. Advertising costs for the three months ended June 30, 2008 were $0.1 million and were comprised of advertising costs for our consolidated properties.  Advertising costs for the three months ended June 30, 2007 were $0.4 million and were comprised primarily of advertising costs related to Hotel Palomar and Residences.  Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2008 was $1.7 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended June 30, 2007, depreciation and amortization expense associated with our consolidated properties was $2.1 million.  The decrease in depreciation and amortization expense is primarily due to accelerated amortization of lease intangibles associated with the termination of leases during the first quarter of 2008, partially offset by new leasing activity at 250/290 John Carpenter Freeway.

Cost of Condominium Sales. Cost of condominium sales for the three months ended June 30, 2008 and 2007 was $0.4 million and $4.5 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for the three months ended June 30, 2008 and 2007 was $0.5 million and $0.7 million, respectively, and represents the other partners’ proportionate share of losses from investments in the three partnerships that we consolidated during the periods. We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the six months ended June 30, 2008 and 2007 was $8.2 million and $6.6 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties. The increase in revenue for the six months ended June 30, 2008 is primarily a result of the early termination fee of $1.0 million, which is included in rental revenue, from the single tenant’s lease at 1221 Coit Road and new leasing at 250/290 John Carpenter Freeway. As a result of the early termination of the single tenant lease at 1221 Coit Road and the expiration of leases at 18451 Dallas Parkway and 18581 Dallas Parkway, management expects rental revenue to decrease in the near future.

Hotel Revenue. Hotel revenue for each of the six months ended June 30, 2008 and 2007 was $8.1 million and was comprised of revenue generated by the operations of Hotel Palomar. Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the six months ended June 30, 2008 and 2007 was $0.5 million and $8.2 million, respectively, and was comprised of the sales of condominiums located at Hotel Palomar and Residences.

During 2007 and the first six months of 2008, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers. These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices. If these conditions continue to exist, we may continue to experience slow condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2008 and 2007 were $10.0 million and $8.9 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties. The increase in property operating expenses for the six months ended June 30, 2008 is primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA did not make scheduled rental payments on its leases at 18581 Dallas Parkway and 18451 Dallas Parkway during 2008. Without the occurrence of similar transactions in the near future, we expect property operating expenses to decrease.

Inventory Valuation Adjustment. Inventory valuation adjustment for the six months ended June 30, 2008 was $1.4 million and was comprised of non-cash impairment charges related to our condominium inventory at Hotel Palomar and Residences. There was no inventory valuation adjustment for the six months ended June 30, 2007.

During 2007 and the first six months of 2008, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence. As a result of our evaluations and current economic conditions, we recognized a charge of $1.4 million for the six months ended June 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2008 and 2007 was $4.4 million and $4.9 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our three investments in partnerships that we consolidated. The decrease in interest expense for the six months ended June 30, 2008 is primarily the result of the decrease in variable interest rates. Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete. We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete. For the six months ended June 30, 2008, we capitalized interest costs of $50,000 for Northwest Highway Land, and $0.5 million for Cassidy Ridge. For the six months ended June 30, 2007, we capitalized interest costs of $0.6 million for the condominiums at Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $0.5 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2008 and 2007 were $2.2 million and $2.0 million, respectively, and were comprised of real estate taxes from each of our consolidated properties. We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2008 and 2007 were $1.0 million and $0.7 million, respectively, and were comprised of property and asset management fees from our consolidated properties. The increase is primarily due to an increase in activity at Hotel Palomar and Residences during the six months ended June 2008. We expect property and asset management fees to remain constant in the near future.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2008 and 2007 were $0.5 million and $0.4 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. The increase for the six months ended June 30, 2008 is primarily the result of an increase in legal fees and administrative services. Management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the six months ended June 30, 2008 were $0.2 million and were comprised of advertising costs for our consolidated properties. Advertising costs for the six months ended June 30, 2007 were $1.8 million and were comprised primarily of advertising costs related to Hotel Palomar and Residences. Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2008 was $5.4 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. For the six months ended June 30, 2007, depreciation and amortization expense associated with our consolidated properties was $4.3 million. The increase in depreciation and amortization expense is primarily due to accelerated amortization of lease intangibles associated with the expiration of the single tenant leases at 18451 Dallas Parkway and 18581 Dallas Parkway and new leasing activity at 250/290 John Carpenter Freeway. We expect depreciation and amortization expense to remain relatively constant in the near future.

Cost of Condominium Sales. Cost of condominium sales for the six months ended June 30, 2008 and 2007 was $0.4 million and $7.9 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences. We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for each of the six month periods ended June 30, 2008 and 2007 was $1.5 million and represents the other partners’ proportionate share of losses from investments in the three partnerships that we consolidated during the periods. We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Cash Flow Analysis

As of June 30, 2008 and 2007, we owned interests in eleven properties. The single tenant at 1221 Coit Road terminated its lease early and paid a termination fee of $1.0 million during the six months ended June 30, 2008. The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008. CompUSA, Inc., the single tenant for both buildings, did not make scheduled rental payments on these leases during the six months ended June 30, 2008. We replaced a portion of these rents from tenants who are currently subleasing space from CompUSA, Inc. We also began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007.

Cash used in operating activities for the six months ended June 30, 2008 was $4.7 million and was comprised primarily of the net loss of $7.3 million, adjusted for depreciation and amortization of $6.0 million and an increase in condominium inventory of $1.6 million and other changes in working capital accounts of $1.3 million. Cash used in operating activities for the six months ended June 30, 2007 was $1.9 million and was comprised primarily of the net loss of $6.1 million, adjusted for depreciation and amortization of $5.3 million and the addition of lease intangibles of $1.8 million.

Cash used in investing activities for the six months ended June 30, 2008 was $2.8 million and was primarily comprised of capital expenditures for real estate of $2.3 million and the change in restricted cash related to our properties of $0.7 million. Cash used in investing activities for the six months ended June 30, 2007 was $10.9 million and was primarily comprised of capital expenditures for real estate.

Cash provided by financing activities for the six months ended June 30, 2008 was $7.2 million and consisted primarily of proceeds from notes payable, net of payments, of $9.1 million, partially offset by distributions of $1.5 million.

Cash used in financing activities was $1.3 million for the six months ended June 30, 2007 and consisted primarily of distributions of $1.5 million, partially offset by proceeds from notes payable, net of payments, of $0.3 million.

Liquidity and Capital Resources

Our cash and cash equivalents was $4.6 million at June 30, 2008. Our principal demands for funds will be for the payment of capital improvements, operating expenses and distributions and for the payment of our outstanding indebtedness. Generally, these cash needs are expected to be met from operations and borrowings, as set forth in more detail below.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments to meet our objectives. However, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations. Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we entered into a promissory note with Behringer Harvard Holdings, LLC, our sponsor and an affiliate of our General Partners, in November 2007 to provide additional cash flow to us. The outstanding principal balance of $7.5 million plus accrued interest of this note was forgiven at the end of 2007. The borrowings were used to finance short-term cash flow needs related principally to operating expenses and capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future. While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.

We expect that we will continue to require this liquidity support from our sponsor through 2008. As noted previously, we have borrowed an additional $3.5 million from our sponsor during the first six months of 2008 and our sponsor expects to make available to us an additional $6.5 million through 2008. Support from our sponsor is expected to be provided in relation to capital costs for development and retenanting as well as carrying costs for certain assets. These costs are principally related to potential capital needs for the leasing of 250/290 John Carpenter Freeway, 18451 North Dallas Parkway and 18581 North Dallas Parkway, and carrying and marketing costs for the condominiums at Hotel Palomar and Residences.

Ultimately, management views these cash flow issues as short-term concerns that will resolve themselves as leasing and sales of assets are accomplished. Management remains optimistic as to the ultimate total return that can be made available to our investors.

As of June 30, 2008, $49.2 million of the outstanding balance of our notes payable of $154.7 million is due within the next twelve months. Of that amount, $45.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met. We expect to use cash flows from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off. There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

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

Generally, our notes payable mature approximately three to five years from origination. Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage. At June 30, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes, forgiveness of debt income, the gain or loss on the sale of assets and non-cash impairment charges. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) in accordance with GAAP has been provided. Our calculations of NOI for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands).

		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total revenues		$8,150	$12,396	$16,800	$22,935

Operating expenses
	Property operating expenses	4,655	4,708	9,956	8,874
	Real estate taxes, net	1,216	1,051	2,205	1,983
	Property and asset management fees	504	390	980	738
	Advertising costs	86	364	216	1,777
	Cost of condominium sales	404	4,541	424	7,891
	Less: Asset management fees	(242)	(241)	(483)	(448)
Total operating expenses		6,623	10,813	13,298	20,815

Net operating income		$1,527	$1,583	$3,502	$2,120

Reconciliation to Net loss
Net operating income		$1,527	$1,583	$3,502	$2,120

Less:	Depreciation and amortization	(1,742)	(2,128)	(5,449)	(4,273)
	General and administrative expenses	(262)	(273)	(543)	(401)
	Interest expense, net	(2,059)	(2,818)	(4,352)	(4,907)
	Asset management fees	(242)	(241)	(483)	(448)
	Inventory valuation adjustment	(258)	—	(1,385)	—
	Provision for income taxes	(69)	(26)	(132)	(26)
Add:	Interest income	13	94	47	285
	Minority interest	629	712	1,530	1,517
	Loss from discontinued operations	—	(2)	—	(2)
	Loss on sale of assets	(2)	—	(2)	—

Net loss		$(2,465)	$(3,099)	$(7,267)	$(6,135)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”). Our calculations of Net Cash From Operations for the six months ended June 30, 2008 and 2007 are presented below (in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net loss	$(2,465)	$(3,099)	$(7,267)	$(6,135)

Real estate depreciation and amortization (1)	1,517	1,880	4,958	3,766
Inventory valuation adjustment (1)	181	—	970	—
Debt service, net of amounts capitalized (1)	(1,575)	(2,230)	(3,397)	(3,307)
Capital improvements (1)(2)	(1,180)	(4,574)	(2,322)	(10,307)
Net cash from operations	$(3,522)	$(8,023)	$(7,058)	$(15,983)

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2008 include costs for building improvements. Amounts for 2007 include building improvements, construction of condominiums and other costs related to development of our properties.

Disposition Policies

As noted previously, we have completed the Offering. We anticipate that, prior to our termination and dissolution, all of our properties will be sold. We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners. We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable other than for 4245 N. Central as set forth in more detail in Part II, Item 5. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or after February 19, 2010, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate. Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates. If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $154.7 million in notes payable at June 30, 2008, approximately $129.9 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.9 million.

A 100 basis point decrease in interest rates would result in a $1.2 million net decrease in the fair value of our interest rate swap and a 100 basis point increase in interest rates would result in a $0.3 million net decrease in the fair value of our interest rate swap.

At June 30, 2008, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of June 30, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2008.

Item 5.             Other Information.

Adjournment of Special Meeting

Our Special Meeting of Limited Partners (the “Special Meeting”) which was scheduled for August 14, 2008, was adjourned to August 29, 2008 to provide additional time to solicit votes.

Pending Sale of 4245 N. Central if Proposals Approved

In connection with the adjournment, Behringer Harvard Holdings, LLC, the sponsor of the Partnership (“Behringer Harvard Holdings”), has announced that it intends, pending the approval of the proposals by the Partnership’s limited partners at the Special Meeting, to purchase the property owned by the Partnership located at 4245 N. Central Expressway in Dallas, Texas for a purchase price of approximately $12.0 million.  The purchase is contingent on, and will only proceed if, the limited partners approve the proposals at the Special Meeting.  The purchase would be made in accordance with the form of purchase agreement presented to limited partners in the proxy materials related to the Special Meeting, and Behringer Harvard Holdings would then sell the building to a third party purchaser that has already been identified.  This third party intends to purchase the property from Behringer Harvard Holdings at a lower price than the price being paid to the Partnership by Behringer Harvard Holdings.  As a result, Behringer Harvard Holdings would incur a loss on the transaction.  Both the $12.0 million purchase price and the lower price at which Behringer Harvard Holdings would sell 4245 N. Central are in excess of $8.9 million, which is the average of two appraisals obtained by Behringer Harvard Holdings in accordance with the process described in the proxy materials.

The Partnership has invested $3.5 million in equity in the building, which constitutes approximately 3.2% of the gross proceeds raised by the partnership during the offering.

Initial Strategy for 4245 N. Central

This property was purchased by the Partnership in August 2004. When the Partnership purchased 4245 N. Central, it had a three prong strategy for the building that involved leasing the vacant first floor, renewing two existing tenants, and leasing the vacant top floor to a full floor user. The Partnership was attracted to this investment because the building’s prominent location near downtown Dallas and available signage represented advantages for leasing unleased space and retaining existing tenants at potentially increased rents.

The Partnership was able to lease the first floor space to a bank, satisfying the first prong of its strategy. Unfortunately, neither of the two existing tenants renewed their leases, and it took longer than the Partnership had expected to re-lease that space. In addition, it took approximately 18 months longer than expected to lease the top floor space. As a result, although the building is now 86.4% leased, the increased tenant improvement costs incurred by the Partnership, as well as the carrying costs and certain unexpected capital expenditures by the Partnership, have increased the Partnership’s basis in the building to the point where its general partners believe that it is unlikely that the Partnership will be able to sell the building for a price that will result in a cash-on-cash gain to the Partnership. In addition, to obtain a sales price that would result in a cash-on-cash gain to the Partnership, the current tenants would have to renew their leases, or the building would need to attract new tenants, at substantially higher rents than the general partners believe will be supportable in the market during the expected term of the Partnership. Even if new tenants at such higher rents could be obtained, the general partners’ assessment is that capital expenditures and tenant improvement costs would offset the additional value obtained in a sale. Furthermore, the general partners’ analysis indicates that the building adds minimal or no net operating income to the Partnership.

Unsolicited Offer and Behringer Harvard Holdings’ Decision to Purchase

In March 2008, the Partnership’s general partners received an unsolicited offer for the purchase of 4245 N. Central. The general partners considered the offer to be an above-market offer, but below a price that would be acceptable for the Partnership, given the Partnership’s high basis in the building. The high basis in the building, coupled with the general partners’ analysis that the building is unlikely to achieve an acceptable sales price during the expected term of the Partnership and the fact that the building adds minimal or no net operating income to the Partnership, led to the general partners’ determination that it is in the best interests of the Partnership’s limited partners for Behringer Harvard Holdings to purchase the building now at a higher price than the unsolicited offer, and provide the limited partners with a small cash-on-cash gain and return of capital. Behringer Harvard Holdings would then sell the building at a lower price pursuant to the unsolicited offer and suffer the loss on the building. In addition, as part of the proposed transaction, the Partnership’s joint venture partner in the building has agreed that the difference between the purchase price paid by Behringer Harvard Holdings and the price at which Behringer Harvard Holdings subsequently sells the property will solely benefit the Partnership’s limited partners, and the real estate broker in the transaction has agreed to take a commission only with respect to the resale by Behringer Harvard Holdings to the third party purchaser.

Although the purchase price to be paid by Behringer Harvard Holdings is well above the approximately $7.7 million purchase price paid by the Partnership for the property in August 2004, with the Partnership’s current basis in the building, the sale to Behringer Harvard Holdings would result in approximately a 1.0% cash-on-cash gain to the Partnership’s limited partners. In connection with its consideration of the purchase of the property, Behringer Harvard Holdings has obtained two appraisals of the building from nationally recognized real estate firms that offer valuation services, as outlined in the purchase process described in the Partnership’s proxy statement with respect to the Special Meeting, and would purchase the property using the form of purchase agreement presented to the Partnership’s limited partners in the proxy statement. The purchase price that Behringer Harvard Holdings would pay is 34.8% higher than the $8.9 million average of the two appraisals received on the property. In addition, while the identified third-party purchaser is also offering a price higher than the average of the two appraisals, it is still substantially less than the purchase price Behringer Harvard Holdings is paying to the Partnership.

Closing of the pending purchase described herein is conditioned, among other things, on the approval of the Partnership’s limited partners of the proposed amendments to the Partnership’s Amended and Restated Partnership Agreement, and the ability of Behringer Harvard Holdings and the identified third party purchaser to consummate the resale transaction described herein.

Item 6.             Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: August 14, 2008		By:	/s/ Gary S. Bresky
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