Form 10-Q
period 2008-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2008-11-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.                   Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Real estate
Land	$31,000	$38,676
Buildings and improvements, net	92,392	102,324
Real estate under development	—	78
Total real estate	123,392	141,078

Real estate inventory, net	62,442	57,903
Cash and cash equivalents	8,160	4,907
Restricted cash	4,011	3,476
Accounts receivable, net	4,376	2,878
Receivable from related party	—	967
Prepaid expenses and other assets	1,097	1,065
Furniture, fixtures, and equipment, net	3,911	4,823
Deferred financing fees, net	1,067	1,162
Lease intangibles, net	4,201	7,022
Total assets	$212,657	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$140,375	$145,637
Note payable to related party	10,900	—
Accounts payable	2,995	1,295
Payables to related parties	351	105
Acquired below-market leases, net	71	119
Distributions payable	252	260
Accrued liabilities	7,495	8,251
Capital lease obligations	194	234
Total liabilities	162,633	155,901

Commitments and contingencies

Minority interest	301	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2008 and December 31, 2007	48,549	67,550
General partners	1,671	—
Accumulated other comprehensive loss	(497)	(579)
Total partners’ capital	49,723	66,971
Total liabilities and partners’ capital	$212,657	$225,281

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(in thousands, except per unit amounts)

(unaudited)

	Three months	Three months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues
Rental revenue	$2,624	$3,483	$10,087	$9,558
Hotel revenue	3,693	3,497	11,748	11,573
Condominium sales	265	—	775	8,232
Total revenues	6,582	6,980	22,610	29,363

Expenses
Property operating expenses	4,924	3,858	14,504	12,436
Inventory valuation adjustment	6,568	655	7,953	655
Interest expense, net	1,968	2,712	6,119	7,357
Real estate taxes, net	794	863	2,887	2,743
Property and asset management fees	453	724	1,384	1,416
General and administrative	417	266	960	668
Advertising costs	207	343	422	2,120
Depreciation and amortization	1,532	2,176	6,691	6,174
Cost of condominium sales	237	—	661	7,891
Total expenses	17,100	11,597	41,581	41,460

Interest income	15	58	60	341
Loss on sale of assets	—	—	(2)	—
Loss before income taxes and minority interest	(10,503)	(4,559)	(18,913)	(11,756)

Provision for income taxes	(44)	(62)	(176)	(88)
Minority interest	271	1,014	1,706	2,371
Loss from continuing operations	(10,276)	(3,607)	(17,383)	(9,473)

Discontinued operations
Loss from discontinued operations	(166)	(150)	(422)	(580)
Gain on sale of discontinued operations	1,612	—	1,612	—
Minority interest	(607)	56	(511)	217
Income (loss) from discontinued operations	839	(94)	679	(363)

Net loss	$(9,437)	$(3,701)	$(16,704)	$(9,836)

Allocation of net loss
Net loss allocated to general partners	$—	$—	$—	$—

Net loss allocated to limited partners	$(9,437)	$(3,701)	$(16,704)	$(9,836)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.95)	$(0.33)	$(1.61)	$(0.88)
Income (loss) from discontinued operations	0.07	(0.01)	0.06	(0.03)
Basic and diluted net loss per limited partnership unit	$(0.88)	$(0.34)	$(1.55)	$(0.91)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

(in thousands)

(unaudited)

	General Partners		Limited Partners			Accumulated Other
	Contributions	Accumulated Losses	Number of Units	Contributions/ (Distributions)	Accumulated Losses	Comprehensive Loss	Total

Balance as of January 1, 2007	$—	$—	10,804	$82,167	$(5,634)	$—	$76,533

Comprehensive loss:
Net loss					(5,923)		(5,923)
Unrealized loss on interest rate swap						(579)	(579)
Total comprehensive loss					(5,923)	(579)	(6,502)

Distributions on limited partnership units				(3,060)			(3,060)
Balance as of December 31, 2007	—	—	10,804	79,107	(11,557)	(579)	66,971

Comprehensive loss:
Net loss					(16,704)		(16,704)
Unrealized gain on interest rate swap						82	82
Total comprehensive loss					(16,704)	82	(16,622)

Contributions	1,671						1,671
Distributions on limited partnership units				(2,297)			(2,297)
Balance as of September 30, 2008	$1,671	$—	10,804	$76,810	$(28,261)	$(497)	$49,723

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss	$(16,704)	$(9,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(1,195)	(2,587)
Loss on sale of assets	2	—
Gain on sale of discontinued operations	(1,612)	—
Depreciation and amortization	7,850	8,149
Inventory valuation adjustment	7,953	655
Change in real estate inventory	(3,977)	6,315
Change in accounts receivable	(1,654)	(1,082)
Change in prepaid expenses and other assets	(31)	(384)
Addition of lease intangibles	(839)	(1,884)
Change in accounts payable	(251)	(7,051)
Change in accrued liabilities	(405)	1,426
Change in payables or receivables to related parties	1,212	46
Cash used in operating activities	(9,651)	(6,233)

Cash flows from investing activities
Capital expenditures for real estate	(1,432)	(15,930)
Proceeds from sale of assets	10,293	—
Change in restricted cash	(535)	(720)
Cash provided by (used in) investing activities	8,326	(16,650)

Cash flows from financing activities
Proceeds from notes payable	14,619	55,777
Proceeds from note payable to related party	10,900	—
Payments on notes payable	(19,818)	(47,022)
Payments on capital lease obligations	(40)	(37)
Financing costs	(509)	(569)
Distributions	(2,305)	(2,297)
Distributions to minority interest holders	(6)	(34)
Contributions from minority interest holders	66	82
Contributions from general partners	1,671	—
Cash flows provided by financing activities	4,578	5,900

Net change in cash and cash equivalents	3,253	(16,983)
Cash and cash equivalents at beginning of period	4,907	20,837
Cash and cash equivalents at end of period	$8,160	$3,854

Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,060	$6,567
Income tax paid	$201	$—

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$—	$981
Amortization of deferred financing fees in properties under development	$—	$281
Capital expenditures for real estate in accrued liabilities	$40	$293

Non-cash financing activities:
Non-cash distributions to minority interest holder	$973	$—
Financing costs in accrued liabilities	$20	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of September 30, 2008, ten of the twelve properties we acquired remain in our portfolio.

We are not currently seeking to purchase any additional properties; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are opportunistic in our acquisition of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues.  We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if the General Partners determine that it would be advantageous to do so.  Investments may also include commercial properties that are not preleased or in other types of commercial properties, such as hotels or motels.  However, we will not actively engage in the business of managing operating hotels, motels or similar properties.

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

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of September 30, 2008, we estimate the per unit valuation to be $9.44, due to a special distribution made in 2005 of $0.10 per unit and a special distribution of $0.46 per unit made in 2006 of a portion of the net proceeds from the sale of properties.  Beginning with fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of November 10, 2008, we had 10,803,839 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of September 30, 2008, consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended September 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2008 and for each of the following four years ended December 31 is as follows (in thousands):

October 1 - December 31, 2008	$60
2009	224
2010	192
2011	139
2012	96

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
As of September 30, 2008	Improvements	Intangibles	Market Leases
Cost	$103,793	$5,650	$(132)
Less: depreciation and amortization	(11,401)	(1,449)	61
Net	$92,392	$4,201	$(71)

	Buildings and	Lease	Acquired Below-
As of December 31, 2007	Improvements	Intangibles	Market Leases
Cost	$111,609	$18,195	$(322)
Less: depreciation and amortization	(9,285)	(11,173)	203
Net	$102,324	$7,022	$(119)

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  Although we have experienced recent vacancies at various single-tenant properties during 2008, current analysis of these properties does not call for an impairment charge.  We will continue to monitor all of our properties for possible impairment.

For real estate owned by us through an investment in a limited partnership, joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three and nine months ended September 30, 2008 and 2007.

Real Estate Inventory

Real estate inventory is stated at the lower of cost or fair market value and consists of developed land, condominiums and homes under construction.  In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs and management’s plans for the property.

The continued nationwide downturn in the housing market and related condominium sales during 2007 and the first nine months of 2008 resulted in lower than expected sales volume and reduced selling prices, among other effects.  As a result of our evaluations, we recognized a non-cash charge of $8.0 million during the nine months ended September 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences, which is classified as an inventory valuation adjustment in the accompanying consolidated statement of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

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

Accounts Receivable

Accounts receivable primarily consist of receivables from hotel guests and tenants related to those properties that are consolidated in our financial statements.  Our allowance for doubtful accounts associated with accounts receivable was $0.8 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance for our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $2.6 million and $1.6 million at September 30, 2008 and December 31, 2007, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $0.9 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively.

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 10, “Derivative Instruments and Hedging Activities.”  As of September 30, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2008 and 2007 was $1.7 million and $1.0 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.  Rental revenue for the nine months ended September 30, 2008 includes a fee of approximately $1.0 million for the early termination of the single tenant’s lease at 1221 Coit Road.

Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and Residences and are recognized as the services are rendered.

Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new condominium in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”  Amounts received prior to closing on sales of condominiums are recorded as deposits in our financial statements.

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

Concentration of Credit Risk

We have cash and cash equivalents in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three and nine month periods ended September 30, 2008 and 2007.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the nine months ended September 30, 2008, we recognized a provision for current tax expense of approximately $0.2 million and a provision for deferred tax expense of approximately $15,000 related to the Texas margin tax.  For the nine months ended September 30, 2007, we recognized a provision for current tax expense of approximately $83,000 and a provision for deferred tax expense of approximately $5,000 related to the Texas margin tax.

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

5.                                      New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157, on January 1, 2008, did not have a material effect on our consolidated results of operations of financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We believe that the adoption of FSP FAS 157-2 will not have a material impact on our financial statements.  See Note No. 6, “Assets and Liabilities Measured at Fair Value,” for additional information.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  The acquisition of a real estate property that is operational has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of operating properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of September 30, 2008 (in thousands).  Our derivative financial instruments are classified as “Accrued liabilities” on our consolidated balance sheet at September 30, 2008.

Description		Total	Level 1	Level 2	Level 3
Derivative financial instruments	(1)	$(497)	$—	$(497)	$—

(1)  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive loss at each measurement date.

7.                                      Real Estate

As of September 30, 2008, we wholly owned the following properties:

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

As of September 30, 2008, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

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

Dispositions

On September 30, 2008, we sold a six-story office building located on approximately 0.7 acres in Dallas, Texas (“4245 N. Central”) through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  The property was sold to

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Behringer Harvard Holdings, LLC (“BHH”), an affiliate of our General Partners, for a contract sales price of $12.0 million.   The property was then sold by BHH to an unaffiliated third party for a contract sales price of $10.2 million.  Because the property was sold to an affiliate of our General Partners and was subsequently sold to an unaffiliated third party, which set the market price of the property, we realized a gain of $1.6 million based on the sales price to the third party of $10.2 million, and recorded the remaining proceeds of $1.7 million as a capital contribution by our General Partners during the quarter ended September 30, 2008.

8.                                      Capitalized Costs

On November 8, 2004, we acquired a 70% interest in Hotel Palomar and Residences through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain redevelopment costs associated with Hotel Palomar and Residences have been capitalized on our balance sheet at September 30, 2008.  As a result of the completion of the development phase of Hotel Palomar and Residences in March 2007, development costs are no longer being capitalized.  For the nine months ended September 30, 2007, we capitalized a total of $3.5 million in costs associated with the development of Hotel Palomar and Residences.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the nine months ended September 30, 2007, we capitalized $0.6 million in interest costs for Hotel Palomar and Residences.

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for the future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we are constructing five spec homes on this property while the remaining open lots are sold to luxury home builders.  Northwest Highway Land currently has no operations, and no operations are planned.  Development construction of the land was completed in April 2007 and we began the construction of the luxury homes with an exclusive home builder during the first quarter of 2008.  As a result of the completion of the development phase of Northwest Highway Land in April 2007, development costs were no longer capitalized until we began the construction of homes during the first quarter of 2008.  Certain development and construction costs associated with Northwest Highway Land have been capitalized on our balance sheet at September 30, 2008.  For each of the nine months ended September 30, 2008 and 2007, we capitalized a total of $3.0 million and $0.4 million, respectively, in costs associated with the development and construction of Northwest Highway Land.  During each of the nine months ended September 30, 2008 and 2007, we capitalized $0.1 million in interest costs for Northwest Highway Land.  During the nine months ended September 30, 2008, approximately $7.2 million in costs incurred for this development were reclassified from land and real estate under development to real estate inventory on our balance sheet.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in 2010.  Certain development costs associated with Cassidy Ridge have been capitalized on our balance sheet at September 30, 2008.  For the nine months ended September 30, 2008 and 2007, we capitalized a total of $3.1 million and $4.6 million, respectively, in costs associated with the development of Cassidy Ridge.  During the nine months ended September 30, 2008 and 2007, we capitalized $0.7 million and $0.8 million, respectively, in interest costs for Cassidy Ridge.

9.                                      Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	Balance		Interest	Maturity
Description	September 30, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	Paid
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan	4,304	4,387	3 mo LIBOR + 1.5% (2)	12/4/2008
Plaza Skillman Loan	9,615	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	356	419		4/11/2011
4245 N. Central Loan	—	6,435	3 mo LIBOR + 1.9% (2)	(4)
Hotel Palomar and Residences Texans Loan	25,390	30,390	Prime + 0.5% (1)	10/1/2009
Hotel Palomar and Residences Bank of America Loan	41,081	41,681	3 mo LIBOR + 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	814	7.25% to 9.5%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	4,466	30-day LIBOR + 2.25% (3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	3,722	—	6.0%	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5% (1)	9/29/2008 (5)
Cassidy Ridge Loan	6,997	6,997	6.5%	10/1/2011
Revolver Agreement	11,250	11,250	30-day LIBOR + 1.75% (3)	10/30/2008
Notes payable	140,375	145,637
Amended BHH Loan - related party	10,900	—	5.0%	3/27/2011
	$151,275	$145,637

(1)          Prime rate at September 30, 2008 was 5.0%.

(2)          Three month LIBOR was 4.0% at September 30, 2008.

(3)          30-day LIBOR was 3.9% at September 30, 2008.

(4)          Property sold on 9/30/08.

(5)          We are currently in discussions with the lender to execute a one-year extension.

As of September 30, 2008, approximately $21.2 million of the outstanding balance of our notes payable of $151.3 million is due within the next twelve months.  Of that amount, approximately $6.7 million of the notes payable agreements contain a provision to extend the maturity date for one additional year if certain conditions are met.  We expect to use cash flows from properties, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

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

On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC (“BHH Loan”), an affiliate of our General Partners, pursuant to which we could borrow a total principal amount of $10 million.  We entered into the BHH Loan in November 2007 to provide additional cash flow to us.  The outstanding principal balance of $7.5 million plus accrued interest of this note was forgiven at the end of 2007.  The borrowings were used to finance short-term cash flow needs related principally to operating expenses and capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Amended BHH Loan”) pursuant to which we could borrow a maximum of $20 million, subject to approval by the lender.  On August 20, 2008, we entered into the Second Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Second Amended BHH Loan”) pursuant to which we may borrow a maximum of $25 million, subject to approval by the lender.  The Second Amended BHH Loan amends and restates the Amended BHH Loan.  All amounts borrowed under the BHH Loan and the Amended BHH Loan are deemed borrowed under the Second Amended BHH Loan.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Second Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Second Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of September 30, 2008, total borrowings available under the Second Amended BHH Loan were $18.4 million and the outstanding principal balance was $10.9 million.

On April 15, 2008, Behringer Harvard Northwest Highway LP entered into five separate loan agreements with Dallas City Bank.  Borrowings under the loan agreements may total up to $5.5 million.  Proceeds from the loans are being used to construct five homes at Northwest Highway Land.  The interest rate for all of the loans is the prime rate plus one-half of one percent (0.5%), subject to a minimum interest rate of six percent (6.0%).  Monthly payments of interest only are due beginning May 15, 2008.  All principal balances, together with all accrued, but unpaid interest are due and payable on April 15, 2010, the maturity dates.  The loans are guaranteed by us.  As of September 30, 2008, the outstanding balance under these loans was $3.7 million.

On September 25, 2008, Behringer Harvard Mountain Village, LLC (“Cassidy Ridge Borrower”), our wholly-owned subsidiary, entered into the First Modification Agreement (“Amended Cassidy Ridge Loan”) with Credit Union Liquidity Services, LLC (“Cassidy Ridge Lender”).  On October 12, 2006, the Cassidy Ridge Borrower entered into a promissory note payable to the Telluride Lender (“Cassidy Ridge Loan Agreement”), pursuant to which the Cassidy Ridge Borrower was permitted to borrow a total principal amount of $31.65 million.  Borrowings under the Amended Cassidy Ridge Loan Agreement may total up to $27.65 million.  Proceeds from the loan are being used to construct 23 luxury condominiums on a 1.56 acre site in Telluride, Colorado.  The Amended Cassidy Ridge Loan extends the maturity date, which was originally set to be on October 1, 2009, to October 1, 2011.  If certain conditions are met, including payments to reduce the principal balance, the maturity date of the loan may be further extended until October 1, 2012.  The interest rate under the Amended Cassidy Ridge Loan agreement is equal to the greater of the Wall Street Journal Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011.  A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2011.  Construction of the 23 luxury condominiums is required to be completed no later than December 1, 2010.  We have guaranteed payment of the obligation under the Amended Cassidy Ridge Loan agreement.  The outstanding balance under this note at September 30, 2008 was $7.0 million.

Additionally, on September 25, 2008, Behringer Harvard Mockingbird Commons LLC (“Mockingbird Borrower”), an entity in which we have a 70% direct and indirect ownership interest, entered into the First Amendment to the Note and Construction Loan Agreement (“Amended Mockingbird Loan Agreement”) with Credit Union Liquidity Services, LLC.  On October 4, 2005, the Mockingbird Borrower entered into a promissory note payable to the Mockingbird Lender, whereby the Mockingbird Borrower was permitted to borrow a total principal amount of up to $34 million (“Mockingbird Loan Agreement”).  Proceeds from the loan were used to develop high-rise luxury condominiums at Hotel Palomar and Residences.  The Amended Loan Agreement extends the maturity date, which was originally set to be on October 1, 2008, to October 1, 2009.  If certain conditions are met, the maturity date of the loan may be further extended until October 1, 2010.  Additionally, the Amended Loan Agreement required a principal payment of $5 million which was paid on September 25,

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

2008 from proceeds provided by borrowings from the Second Amended BHH Loan.  The interest rate under the Amended Mockingbird Loan Agreement will continue to be at the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2009.  A final payment of the principal and unpaid accrued interest is due and payable on the maturity date.  We have guaranteed payment of the obligation under the Amended Mockingbird Loan Agreement.  As of September 30, 2008, the outstanding balance under this note was $25.4 million.

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Maximum borrowings available under the Revolver Agreement were $11.25 million, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or LIBOR, or a combination of each.  The Revolver which was set to mature on September 1, 2008, was subsequently extended to mature on October 30, 2008.  We entered into the Third Amendment to the Credit Agreement on October 30, 2008, whereby the maturity date was extended to August 30, 2009.  The interest rate under the Third Amendment to the Credit Agreement is LIBOR plus three and one-half percent (3.5%) with quarterly principal payments of $0.4 million due on November 17, 2008, February 1, 2009, May 1, 2009 and August 1, 2009.

We are currently finalizing a one-year extension of the Melissa Land Loan, which matured on September 29, 2008, with Dallas City Bank.  We remain in compliance with all loan covenants and continue to make scheduled monthly payments of interest only as we await completion of the extension agreement.

We expect that we will continue to require this liquidity support from our sponsor through 2008.  As noted previously, we have borrowed an additional $10.9 million from our sponsor during the first nine months of 2008 and our sponsor expects to make available to us additional funds under the Second Amended BHH Loan through 2008, potentially up to the borrowing limits thereunder.  Support from our sponsor is expected to be provided in relation to capital costs for development and retenanting as well as carrying costs for certain assets.  These costs are principally related to potential capital needs for the leasing of 250/290 John Carpenter Freeway, 18451 North Dallas Parkway and 18581 North Dallas Parkway, and carrying and marketing costs for the condominiums at Hotel Palomar and Residences.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  We were not in compliance with certain debt covenants on the Revolver Agreement and Hotel Palomar and Residences loans with Bank of America as of September 30, 2008 under definitions of the current loan agreements, as a result of the inventory valuation adjustment recorded for the condominiums at Hotel Palomar and Residences during the quarter ended September 30, 2008.  We have signed an agreement with the lender, dated as of October 30, 2008, to modify certain definitions in the Revolver Agreement that management believes will enable us to comply with the affected debt covenants and to obtain a waiver from the lender for any failure to comply with respect to the quarters ended September 30, 2008 and December 31, 2008.  We are currently in negotiations with the lender to modify those same definitions and to obtain the same waiver under the Hotel Palomar and Residences debt agreement.  Under the Hotel Palomar and Residences debt agreement, we are required to provide a certificate of compliance 75 days after the end of the quarter.  Failure to be in compliance with the debt covenants will not constitute a default under the Hotel Palomar and Residences debt agreement if the modifications and waivers are in place within five business of the due date for such certificate of compliance.  However, there are no assurances that we will be successful in our negotiations to modify the Hotel Palomar and Residences debt agreements or obtain any waiver of compliance.  At September 30, 2008, we believe we were in compliance with all other debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

10.                               Derivative Instruments and Hedging Activities

In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences.  For the nine months ended September 30, 2008, we recorded an unrealized gain of $0.1 million within accumulated other comprehensive loss to adjust the carrying amount of the interest rate swap to fair value.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  During the nine months ended September 30, 2008, the swap agreement increased interest expense by approximately $0.5 million.  There was no hedge ineffectiveness during the nine months ended September 30, 2008.  The following table summarizes the notional value of our derivative financial instrument as of September 30, 2008.  The notional value provides an indication of the extent of our involvement in this instrument at September 30, 2008, but does not represent exposure to credit, interest rate, or market risks (dollar amounts in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Amount	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow	$38,000	4.5925%	30-day LIBOR	September 6, 2009

11.                               Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified conditional asset retirement obligation at a certain property that is related to soil contamination.  We believe that, as of September 30, 2008, we have reserved sufficient amounts to pay all costs associated with this asset retirement obligation.  We will recognize any

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at September 30, 2008 are as follows (in thousands):

Year ending	Amount
October 1 - December 31, 2008	$19
2009	74
2010	74
2011	56
2012	—
thereafter	—
Total minimum future lease payments	$223
Less: amounts representing interest	29
Total future lease principal payments	$194

12.                               Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at September 30, 2008 were $0.3 million.

The following are the total distributions declared during the first three quarters of 2008 and 2007 (in thousands):

	2008	2007
Third Quarter	$771	$771
Second Quarter	763	763
First Quarter	763	755
	$2,297	$2,289

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

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the nine months ended September 30, 2008, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition-related expenses.  During the nine months ended September 30, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of Cassidy Ridge.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), an affiliate of our General Partners, or its affiliates, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the nine months ended September 30, 2008 and 2007, we incurred property management fees payable to HPT Management, or its affiliates, of $0.4 million, of which $44,000 and $38,000 is included in discontinued operations, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For each of the nine months ended September 30, 2008 and 2007, we incurred asset management fees of $0.8 million, of which $29,000 is included in loss from discontinued operations for each respective period and $66,000 and $89,000 were capitalized to real estate, respectively.

We pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.1 million of such debt financing fees for the nine months ended September 30, 2008.  We incurred no such debt financing fees for the nine months ended September 30, 2007.

We may reimburse Behringer Advisors II, or its affiliates, for all expenses paid or incurred by them in connection with administrative services necessary to the prudent operation of our business, subject to the limitation that (1) the reimbursement will be at the lower of their actual cost or the amount we would be required to pay to independent parties for comparable administrative services in the same geographic location and (2) we will not reimburse them for services for which they are entitled to compensation by way of a separate fee.  For the nine months ended September 30, 2008 and 2007, we incurred and expensed such costs for administrative services totaling $0.2 million and $50,000, respectively.

On August 20, 2008, we entered into the Second Amended BHH Loan, pursuant to which we may borrow a maximum of $25 million.  The outstanding principal balance under the Second Amended BHH Loan as of September 30, 2008 was $10.9 million.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is March 27, 2011, and all proceeds from such borrowings will be used for working capital purposes.

On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP to BHH, an affiliate of our General Partners, for a contract sales price of $12.0 million.   The property was then sold by BHH to an unaffiliated third party for a contract sales price of $10.2 million.  Because the property was sold to an affiliate of our General Partners and was subsequently sold to an unaffiliated third party, which set the market price for the property, we realized a gain of $1.6 million based on the market value sales price to the third party of $10.2 million, and recorded the remaining proceeds of $1.7 million as a capital contribution by our General Partners during the quarter ended September 30, 2008.

At September 30, 2008, we had a payable to related parties of approximately $0.4 million. This balance consists primarily of administrative services as well as asset management fees payable to Behringer Advisors II and property management fees payable to HPT Management

We are dependent on Behringer Advisors II and HPT Management Services, or its affiliates, for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

14.                               Discontinued Operations

On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  The property was sold to BHH, an affiliate of our General Partners, for a contract sales price of $12.0 million.   The property was then sold by BHH to an unaffiliated third party for a contract sales price of $10.2 million.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the property of approximately $6.7 million, with the remaining proceeds to be used for working capital purposes.  Because the property was sold to an affiliate of our General Partners and was subsequently sold to an unaffiliated third party, we realized a gain of $1.6 million, based on the market value sales price to the third party of $10.2 million, and recorded the remaining proceeds of $1.7 million as a capital contribution by our General Partners during the quarter ended September 30, 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 4245 N. Central and the Woodall Rodgers Property are classified as discontinued operations in the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

accompanying consolidated statements of operations. The results for the nine months ended September 30, 2007 include final settlements of approximately $2,000 in operating expenses of the Woodall Rodgers Property which was sold on July 24, 2006.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Rental revenue	$367	$326	$1,140	$878

Expenses
Property operating expenses	140	160	519	459
Interest expense	91	131	292	392
Real estate taxes	51	35	163	138
Property and asset management fees	25	21	73	67
Advertising costs	—	2	1	2
Depreciation and amortization	227	128	517	403
Total expenses	534	477	1,565	1,461

Interest income	1	1	3	3
Loss from discontinued operations	(166)	(150)	(422)	(580)

Gain on sale of assets	1,612	—	1,612	—
Minority interest	(607)	56	(511)	217
Income (loss) from discontinued operations	$839	$(94)	$679	$(363)

15.                               Subsequent Event

We entered into the Third Amendment to the Credit Agreement with Bank of America on October 30, 2008, whereby the maturity date was extended from October 30, 2008 to August 30, 2009.  The interest rate under the Third Amendment to the Credit Agreement is LIBOR plus three and one-half percent (3.5%) with quarterly principal payments of $0.4 million due on November 17, 2008, February 1, 2009, May 1, 2009 and August 1, 2009.

******

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

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs and management’s plans for the property.

Overview

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2008 and we had eight wholly-owned properties and interests in three properties through investments in joint ventures as of September 30, 2007.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three and nine months ended September 30, 2008 and 2007.

2008 Dispositions and Significant Lease Activity

We sold 4245 N. Central on September 30, 2008.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18581 Dallas Parkway and 18451 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  CompUSA, Inc. did not make scheduled rental payments of $2.0 million on these leases during 2008.  We recovered approximately $1.1 million of these rents from tenants who were subleasing space from CompUSA, Inc. and we executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who subleased the space.  In addition, we have recovered, or expect to recover, approximately $0.4 million of those scheduled rental payments not made during 2008 as a result of negotiations between CompUSA, Inc and a landlord’s group.

Results of Operations

Three months ended September 30, 2008 as compared to the three months ended September 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2008 and 2007 was $2.6 million and $3.5 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The decrease in revenue for the three months ended September 30, 2008 is primarily the result of the termination of the single tenant lease at 1221 Coit Road and the expiration of the single tenant lease at 18451 Dallas Parkway.  Unless we are able to release these properties quickly, management expects rental revenue to decrease in the near future.

Hotel Revenue. Hotel revenue for the three months ended September 30, 2008 and 2007 was $3.7 million and $3.5 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the three months ended September 30, 2008 was $0.3 million and was comprised of the sale of a condominium located at Hotel Palomar and Residences.  We sold no condominiums during the three months ended September 30, 2007.  During 2007 and the first nine months of 2008, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we may continue to experience slow condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2008 and 2007 were $4.9 million and $3.9 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the three months ended September 30, 2008 is primarily due to utility costs which were previously paid directly by the tenants who vacated 1221 Coit Road and 18451 Dallas Parkway and non-recurring maintenance costs.  Unless we are able to release these properties quickly, management expects property operating expenses to remain at higher levels in the near future.

Inventory Valuation Adjustment.  Inventory valuation adjustment for the three months ended September 30, 2008 and 2007 was $6.6 million and $0.7 million, respectively, and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2007 and the first nine months of 2008, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $6.6 million for the three months ended September 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2008 and 2007 was $2.0 million and $2.7 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our investments in partnerships that we consolidated.  The decrease in interest expense for the three months ended September 30, 2008 is primarily the result of the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.  For the three months ended September 30, 2008, we capitalized interest costs of $60,000 for Northwest Highway Land and $0.3 million for Cassidy Ridge.  We did not capitalize interest costs for the Northwest Highway Land during the three months ended September 30, 2007.  For the three months ended September 30, 2007, we capitalized interest costs of $0.3 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2008 and 2007 were $0.8 million and $0.9 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively unchanged in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2008 and 2007 were $0.5 million and $0.7 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain constant in the near future.

General and Administrative Expenses. General and administrative expenses for each the three months ended September 30, 2008 and 2007 were $0.4 million and $0.3 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the three months ended September 30, 2008 is primarily the result of an increase in legal fees and administrative services as well as costs incurred for our special meeting of unitholders.  Without the occurrence of similar events in the near future, we expect general and administrative expenses to decrease.

Advertising Costs. Advertising costs for the three months ended September 30, 2008 and 2007 were $0.2 million and $0.3 million, respectively, and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2008 was $1.5 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended September 30, 2007, depreciation and amortization expense associated with our consolidated properties was $2.2 million.  The decrease in depreciation and amortization expense is primarily due to accelerated amortization of lease intangibles associated with the termination of leases during the first six months of 2008, partially offset by new leasing activity at 250/290 John Carpenter Freeway.

Cost of Condominium Sales. Cost of condominium sales for the three months ended September 30, 2008 was $0.2 million and was comprised of the costs associated with the sale of a condominium, including selling costs, located at Hotel Palomar and Residences.  We sold no condominiums during the three months ended September 30, 2007.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for each of the three months ended September 30, 2008 and 2007 was $0.3 million and $1.0 million, respectively, and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidated during the periods.  We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for each of the three months ended September 30, 2008 and 2007 was $0.2 million.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the three months ended September 30, 2008 of $1.6 million.  The gain was a result of the sale of 4245 N. Central on September 30, 2008 (see Note 14.  “Discontinued Operations”).  There were no sales of discontinued operations for the three months ended September 30, 2007.

Minority Interest. Minority interest expense for the three months ended September 30, 2008 was $0.6 million and represents the other partners’ proportionate share of income from 4245 N. Central.  Minority interest income for the three months ended September 30, 2007 was $0.1 million and represents the other partners’ proportionate share of losses from 4245 N. Central.

Nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2008 and 2007 was $10.1 million and $9.6 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in revenue for the nine months ended September 30, 2008 is primarily a result of the early termination fee of $1.0 million, which is included in rental revenue, from the single tenant’s lease at 1221 Coit Road and new leasing at 250/290 John Carpenter Freeway.  As a result of the early termination of the single tenant lease at 1221 Coit Road and the expiration of the lease at 18451 Dallas Parkway, management expects rental revenue to decrease unless we are able to release these properties in the near future.

Hotel Revenue. Hotel revenue for the nine months ended September 30, 2008 and 2007 was $11.7 million and $11.6 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the nine months ended September 30, 2008 and 2007 was $0.8 million and $8.2 million, respectively, and was comprised of the sales of condominiums located at Hotel Palomar and Residences.  During 2007 and the first nine months of 2008, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we may continue to experience slow condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2008 and 2007 were $14.5 million and $12.4 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the nine months ended September 30, 2008 is primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA did not make all of their scheduled rental payments on its leases at 18581 Dallas Parkway and 18451 Dallas Parkway during 2008.  We also incurred utilities costs which were previously paid directly by the tenants who vacated 1221 Coit Road and 18451 Dallas Parkway.  Unless we are able to release these properties quickly, management expects property operating expenses to remain at higher levels in the near future.

Inventory Valuation Adjustment.  Inventory valuation adjustment for the nine months ended September 30, 2008 and 2007 was $8.0 million and $0.7 million, respectively, and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2007 and the first nine months of 2008, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $8.0 million for the nine months ended September 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2008 and 2007 was $6.1 million and $7.4 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our investments in partnerships that we consolidated.  The decrease in interest expense for the nine months ended September 30, 2008 is primarily the result of the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.  For the nine months ended September 30, 2008, we capitalized interest costs of $0.1 for Northwest Highway Land, and $0.7 million for Cassidy Ridge.  For the nine months ended September 30, 2007, we capitalized interest costs of $0.6 million for the condominiums at Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $0.8 million for Cassidy Ridge.  The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2008 and 2007 were $2.9 million and $2.7 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the nine months ended September 30, 2008 and 2007 were $1.4 million and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain constant in the near future.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $1.0 million and $0.7 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the nine months ended September 30, 2008 is primarily the result of an increase in legal fees and administrative services as well as costs incurred for our special meeting of unitholders.  Without the occurrence of similar events in the near future, we expect general and administrative expenses to decrease.

Advertising Costs. Advertising costs for the nine months ended September 30, 2008 were $0.4 million and were comprised of advertising costs for our consolidated properties.  Advertising costs for the nine months ended September 30, 2007 were $2.1 million and were comprised primarily of advertising costs related to Hotel Palomar and Residences.  Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2008 was $6.7 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the nine months ended September 30, 2007, depreciation and amortization expense associated with our consolidated properties was $6.2 million.  The increase in depreciation and amortization expense is primarily due to accelerated amortization of lease intangibles associated with the termination of leases, partially offset by new leasing activity at 250/290 John Carpenter Freeway.  We expect depreciation and amortization expense to remain relatively constant in the near future.

Cost of Condominium Sales. Cost of condominium sales for the nine months ended September 30, 2008 and 2007 was $0.7 million and $7.9 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for each of the nine months ended September 30, 2008 and 2007 was $1.7 million and $2.4 million, respectively, and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidated during the periods.  We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the nine months ended September 30, 2008 and 2007 was $0.4 million and $0.6 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008 and final settlements for the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the nine months ended September 30, 2008 of $1.6 million.  The gain was a result of the sale of 4245 N. Central on September 30, 2008 (see Note 14.  Discontinued Operations).  There were no sales of discontinued operations for the three months ended September 30, 2007.

Minority Interest. Minority interest expense for the nine months ended September 30, 2008 was $0.5 million and represents the other partners’ proportionate share of income from 4245 N. Central.  Minority interest income for the nine months ended September 30, 2007 was $0.2 million and represents the other partners’ proportionate share of losses from 4245 N. Central.

Cash Flow Analysis

As of September 30, 2008 we owned interests in ten properties.  We owned interests in eleven properties as of September 30, 2007.  We sold 4245 N. Central on September 30, 2008.  The single tenant at 1221 Coit Road terminated its lease early and paid a termination fee of $1.0 million during the nine months ended September 30, 2008.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  CompUSA, Inc., the single tenant for both buildings, did not make scheduled rental payments on these leases during the nine months ended September 30, 2008.  We replaced a portion of these rents from tenants who were currently subleasing space from CompUSA, Inc.  We also began the process of selling condominiums at the Mockingbird Commons Property during the first quarter of 2007.

Cash used in operating activities for the nine months ended September 30, 2008 was $9.7 million and was comprised primarily of the net loss of $16.7 million, adjusted for depreciation and amortization of $7.9 million and inventory valuation adjustments of $8.0 and minority interest income of $1.2 million, an increase in real estate inventory of $4.0 million and other changes in working capital accounts of $1.1 million.  Cash used in operating activities for the nine months ended September 30, 2007 was $6.2 million and was comprised primarily of the net loss of $9.8 million, adjusted for depreciation and amortization of $8.1 million and changes in working capital accounts of $7.0 million.

Cash provided by investing activities for the nine months ended September 30, 2008 was $8.3 million and was primarily comprised of proceeds from the sale of 4245 N. Central of $10.1 million, partially offset by capital expenditures for real estate of $1.4 million.  Cash used in investing activities for the nine months ended September 30, 2007 was $16.7 million and was primarily comprised of capital expenditures for real estate of $15.9 million.

Cash provided by financing activities for the nine months ended September 30, 2008 was $4.6 million and consisted primarily of proceeds from notes payable, net of payments, of $5.7 million and contributions from our general partners of $1.7 million, partially offset by distributions of $2.3 million.  Cash provided by financing activities was $5.9 million for the nine months ended September 30, 2007 and consisted primarily of proceeds from notes payable, net of payments, of $8.8 million, partially offset by distributions of $2.3 million.

Liquidity and Capital Resources

Our cash and cash equivalents was $8.2 million at September 30, 2008.  Our principal demands for funds will be for the payment of capital improvements, operating expenses, and for the payment of our outstanding indebtedness.  Generally, these cash needs are expected to be met from operations and borrowings, as set forth in more detail below.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners unless our General Partners determine that it is in our best interest to reinvest the proceeds from any particular sale in other real estate investments to meet our investment objectives.  However, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we entered into a promissory note with Behringer Harvard Holdings, LLC, our sponsor and an affiliate of our General Partners, in November 2007 to provide us with additional liquidity.  The outstanding principal balance of $7.5 million plus accrued interest of this note was forgiven at the end of 2007.  The borrowings were used to finance short-term cash flow needs related principally to operating expenses and capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market had tightened and we accessed support from our sponsor instead.

We expect that we will continue to require this liquidity support from our sponsor through 2008.  As noted previously, we have borrowed an additional $10.9 million from our sponsor during the first nine months of 2008 and our sponsor expects to make additional funds available to us under the Second Amended BHH Loan through 2008, potentially up to the borrowing limits thereunder.  Support from our sponsor is expected to be provided in relation to capital costs for development and retenanting as well as carrying costs for certain assets.  These costs are principally related to potential capital needs for the leasing of 250/290 John Carpenter Freeway, 18451 North Dallas Parkway and 18581 North Dallas Parkway, and carrying and marketing costs for the condominiums at Hotel Palomar and Residences.

Ultimately, management views these cash flow issues as short-term concerns that will resolve themselves as leasing and sales of assets are accomplished.  Management remains optimistic as to the ultimate total return that can be made available to our investors.

The recent turbulent financial markets and disruption in the banking system has created a severe lack of credit and a rising cost of any available debt.  Fortunately, we have limited exposure to the currently malfunctioning credit markets.  As of September 30, 2008, of our $151.3 million in debt, $119.1 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  As of September 30, 2008, $21.2 million of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, $6.7 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Of our financial services tenants at September 30, 2008, Avelo Mortgage, a subsidiary of Goldman Sachs, represents our largest tenant occupying approximately 98,000 square feet and comprising approximately 20% of our rental revenue for the three months ended September 30, 2008.  Other large tenants in our portfolio include Tellabs and Premier Office Centers.

We have no exposure to money market mutual funds and we have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and we believe that we have placed our deposits with creditworthy financial institutions.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  We were not in compliance with certain debt covenants on the Revolver Agreement and Hotel Palomar and Residences loans with Bank of America as of September 30, 2008 under definitions of the current loan agreements, as a result of the inventory valuation adjustment recorded for the condominiums at Hotel Palomar and Residences during the quarter ended September 30, 2008.  We have signed an agreement with the lender, dated as of October 30, 2008, to modify certain definitions in the Revolver Agreement that management believes will enable us to comply with the affected debt covenants and to obtain a waiver from the lender for any failure to comply with respect to the quarters ended September 30, 2008 and December 31, 2008.  We are currently in negotiations with the lender to modify those same definitions and to obtain the same waiver under the Hotel Palomar and Residences debt agreement.  Under the Hotel Palomar and Residences debt agreement, we are required to provide a certificate of compliance 75 days after the end of the quarter.  Failure to be in compliance with the debt covenants will not constitute a default under the Hotel Palomar and Residences debt agreement if the modifications and waivers are in place within five business of the due date for such certificate of compliance.  However, there are no assurances that we will be successful in our negotiations to modify the Hotel Palomar and Residences debt agreements or obtain any waiver of compliance.  At September 30, 2008, we believe we were in compliance with all other debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes, forgiveness of debt income, the gain or loss on the sale of assets and non-cash impairment charges.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) in accordance with GAAP has been provided.  Our calculations of NOI for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands).

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

	Total revenues	$6,582	$6,980	$22,610	$29,363

	Operating expenses
	Property operating expenses	4,924	3,858	14,504	12,436
	Real estate taxes, net	794	863	2,887	2,743
	Property and asset management fees	453	724	1,384	1,416
	Advertising costs	207	343	422	2,120
	Cost of condominium sales	237	—	661	7,891
	Less: Asset management fees	(234)	(231)	(698)	(660)
	Total operating expenses	6,381	5,557	19,160	25,946

	Net operating income	$201	$1,423	$3,450	$3,417

	Reconciliation to Net loss
	Net operating income	$201	$1,423	$3,450	$3,417

Less:	Depreciation and amortization	(1,532)	(2,176)	(6,691)	(6,174)
	General and administrative expenses	(417)	(266)	(960)	(668)
	Interest expense, net	(1,968)	(2,712)	(6,119)	(7,357)
	Asset management fees	(234)	(231)	(698)	(660)
	Inventory valuation adjustment	(6,568)	(655)	(7,953)	(655)
	Provision for income taxes	(44)	(62)	(176)	(88)
Add:	Interest income	15	58	60	341
	Minority interest	271	1,014	1,706	2,371
	Income (loss) from discontinued operations	839	(94)	679	(363)
	Loss on sale of assets	—	—	(2)	—

	Net loss	$(9,437)	$(3,701)	$(16,704)	$(9,836)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net loss	$(9,437)	$(3,701)	$(16,704)	$(9,836)

Real estate depreciation and amortization (1)	1,177	1,804	6,135	5,570
Inventory valuation adjustment (1)	4,597	459	5,567	459
Debt service, net of amounts capitalized (1)	(1,810)	(1,957)	(5,207)	(5,265)
Capital improvements (1)(2)	1,042	(4,407)	(1,280)	(14,714)
Net cash from operations	$(4,431)	$(7,802)	$(11,489)	$(23,786)

(1)          Represents our ownership portion of the properties that we consolidate.

(2)          Amounts for 2008 include costs for building improvements.  Amounts for 2007 include building improvements, construction of condominiums and other costs related to development of our properties.

Disposition Policies

Our Offering was completed on February 19, 2005.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or after February 19, 2010, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $151.3 million in notes payable at September 30, 2008, approximately $119.1 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.8 million.

A 100 basis point decrease in interest rates would result in a $0.8 million net decrease in the fair value of our interest rate swap and a 100 basis point increase in interest rates would result in a $0.2 million net decrease in the fair value of our interest rate swap.

At September 30, 2008, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of September 30, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                Risk Factors.

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to

$100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At September 30, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Submission of Matters to a Vote of Security Holders.

We held a special meeting of our limited partners on August 29, 2008, at which time there were 10,803,839 units of limited partnership interests outstanding.  Each unit of limited partnership interest was entitled to one vote on each matter properly brought before the special meeting.

The limited partners were asked to vote on the following six proposals to amend certain provisions of the Partnership Agreement:

Proposal 1 - To expand the Partnership’s ability to borrow funds from the general partners and their affiliates.

Proposal 2 - To expand the ability of the general partners and their affiliates to joint venture with the Partnership.

Proposal 3 - To provide ability for the general partners and their affiliates to purchase interests in existing joint ventures.

Proposal 4 - To expand the ability of the general partners and their affiliates to lease or purchase properties from the Partnership.

Proposal 5 - To conform access to books and records of the Partnership to Texas law.

Proposal 6 - To remove suitability requirements for transfers.

The general partners presented these proposals because the general partners believe a number of the provisions in the Partnership Agreement impaired the ability of the general partners to take actions the general partners believe to be in the best interest of the Partnership and the limited partners.  These provisions originally were included in the Partnership Agreement because certain states at the time of registration of the Partnership’s public sale of limited partnership units required inclusion of provisions contained in the NASAA Statement of Policy Regarding Real Estate Programs (the “NASAA Guidelines”).  Now that the Partnership’s public sale of limited partnership units has been completed, the partners are free to revise these provisions in accordance with the procedures for amending the Partnership Agreement contained therein.

The proposals were approved by the following requisite vote:

Proposal	For	Against	Abstained
Proposal 1	5,558,934	835,088	212,029
Proposal 2	5,567,322	810,577	228,152
Proposal 3	5,597,955	788,287	219,808
Proposal 4	5,567,051	813,781	225,218
Proposal 5	6,161,494	229,623	214,934
Proposal 6	5,587,030	785,758	233,262

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 14, 2008		By:	/s/ Gary S. Bresky
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

3.2	First Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant dated March 29, 2006 (previously filed in and incorporated by reference to Form 8-K filed on March 30, 2006)

3.3	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed in and incorporated by reference to Form 8-K filed on September 5, 2008)

3.4

Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1

Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

10.1

Second Amended and Restated Unsecured Promissory Note by and between the Registrant and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on August 26, 2008)

10.2

First Amendment to Note and Construction Loan Agreement by and between Behringer Harvard Mockingbird Commons LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.3

First Amendment to Amended and Restated Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mockingbird Commons LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.4

First Modification Agreement by and between Behringer Harvard Mountain Village, LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.5	First Amendment to Guaranty Agreement by and between the Registrant and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.6

First Amendment and Deed of Trust, Security Agreement, Financing Statement, and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October  1, 2008)

10.7	Third Amendment to Credit Agreement by and among Bank of America, N.A. and the Registrant dated October 30, 2008 (filed herewith)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1**	Section 1350 Certifications

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