Form 10-K/A
period 2007-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-03-27
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”) to restate our consolidated financial statements for the year ended December 31, 2007 to correct the accounting for the forgiveness of debt.  In our Original Filing we reported that Behringer Harvard Holdings, LLC, an affiliate of our general partner, forgave $7.5 million of principal borrowings and all accrued interest pursuant to a loan agreement entered into on November 9, 2007.  The debt forgiveness was accounted for as income in our financial statements and the notes thereto.  After a series of correspondence with the SEC, and after re-weighting the facts and circumstances surrounding the forgiveness of this debt, on December 18, 2008, management concluded that the debt forgiveness should have been accounted for as a capital contribution by our general partner in our financial statements and notes thereto.

While our financial statements for the year ended December 31, 2007 have been corrected to reflect the debt forgiveness as a capital contribution, the legal transaction and the federal income tax treatment remains a loan with a later forgiveness thereof.  As such, our general partner will have no right to receive the amount of the debt forgiveness as a return of capital, and this transaction will not be taken into account as a capital contribution by our general partner in determining distributions and allocations pursuant to the Second Amended and Restated Agreement of Limited Partnership.

The effects of this restatement on our consolidated financials statements as of and for the year ended December 31, 2007 are described in Note 2 to the financial statements.  The restatement had no impact on our cash or cash equivalents.

In addition, we have updated our financial statements to classify the results of operations for 4245 N. Central, which was sold on September 30, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  See Note 13 in the Notes to Consolidated Financial Statements for further description.

For the convenience of the reader, we are refiling our entire Annual Report on Form 10-K/A for the year ended December 31, 2007 by means of this Form 10-K/A Amendment No. 1.  However, except for the information affected by the restatement and classification of 4245 N. Central as discontinued operations, we have not updated the information contained herein for events or transactions occurring subsequent to the date of the Original Filing and as a result, such information continues to speak as of the date of the Original Filing.  We recommend that this Form 10-K/A be read in conjunction with the reports and any amendments thereto we have filed with the SEC subsequent to the Original Filing.

The following items have been amended as a result of the restatement and no other information in the Original Filing has been amended hereby as a result of the restatement:

Part II — Item 6.  Selected Financial Data

Part II — Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II — Item 8.  Financial Statements and Supplementary Data.

Part II — Item 9A(T).  Controls and Procedures.

Part IV — Item 15.  Exhibits and Financial Statements.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-K/A

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K/A.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K/A include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K/A.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K/A are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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

We and our performance are subject to the additional risks listed in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K/A.

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

Our General Partners are advised by our advisory board.  Although the members of the advisory board are not permitted to serve as a general partner, officer or employee of ours, Behringer Advisors II, our affiliates or affiliates of Behringer Advisors II, members of our advisory board may purchase or own securities of, or have other business relations with, such parties.  One of the members of the advisory board, Mr. Ralph G. Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer.  All of such programs have been liquidated.  Another member of our advisory board, Mr. Patrick M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner has represented and is expected to continue to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters.  Mr. Arnold also owns a nominal interest in Behringer Holdings.  Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest.  Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K/A.  For a discussion of the conflicts resolutions policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K/A.

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

•                  the amount of funds available to each program and the length of time such funds have been available for investment; and

•                  in the case of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (“Behringer Harvard Mid-Term Value Enhancement Fund I”), the potential effect of leverage on such investment.

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

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  Copies of our filings with the SEC may be obtained from the web site maintained for us by our advisor at http://www.behringerharvard.com or at the SEC’s web site at http://www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K/A.

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

Our ability to achieve our investment objectives and to make distributions to you is dependent upon the performance of our General Partners in the acquisition of our investments and the selection of tenants.  Except for the investments described in this Annual Report on Form 10-K/A, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the management ability of our General Partners.  We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our General Partners at times when affiliates of our General Partners are simultaneously seeking to locate suitable investments for other Behringer Harvard programs, some of which may have investment objectives and employ investment strategies that are substantially similar to ours.  Although affiliates of our General Partners generally seek to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  Additionally, as a publicly registered program, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property.  As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment.  We could suffer delays in our property acquisitions due to these reporting requirements.  Delays we encounter in the selection, acquisition and development of properties could adversely affect limited partners’ returns.  In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, limited partners could suffer delays in the distribution of cash attributable to those particular properties.  In addition, if we are unable to invest in income-producing real properties in a timely manner, our ability to pay distributions to our limited partners would be adversely affected.

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

We may be audited by the IRS, which could result in the imposition of additional tax, interest and penalties.

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

As of December 31, 2007, we wholly-owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
18581 North Dallas Parkway	Dallas, Texas	122,273	two-story office building
18451 North Dallas Parkway	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land

As of December 31, 2007, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
4245 N. Central	Dallas, Texas	87,292	six-story office building	62.5	% (1)
1221 Coit Road	Dallas, Texas	105,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%
Northwest Highway Land	Dallas, Texas	land	development property	80.00%

(1)  Property was sold subsequent to December 31, 2007 and is reported as part of discontinued operations.  See Note 13 in the Notes to Consolidated Financial Statements.

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

Recent Sales of Unregistered Securities

None.

Item 6.                    Selected Financial Data.

As of December 31, 2007, 2006 and 2005, we had ownership interests in eleven properties.  At December 31, 2004, we owned interests in six properties, and at December 31, 2003, we had no investments in real estate, as our first property acquisition was in February 2004.  Accordingly, the following selected financial data may not be comparable.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K/A.  The selected data below has been derived from our financial statements (in thousands, except per unit amounts).

	As of	As of	As of	As of	As of
	December 31, 2007 (1)	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(as restated)

Total assets	$225,281	$233,364	$180,577	$99,278	$4,608

Notes payable	$145,637	$135,304	$78,307	$31,235	$—
Other liabilities	10,264	15,143	6,416	7,488	125
Minority interest	2,409	6,384	7,127	1,695	—
Partners’ capital	66,971	76,533	88,727	58,860	4,483
Total liabilities and partners’ capital	$225,281	$233,364	$180,577	$99,278	$4,608

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2007 (1)	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(as restated)

Total revenues	$37,048	$18,574	$11,409	$1,125	$—

Gain on sale of assets	—	—	1,096	—	—

Loss from continuing operations	(12,976)	(4,861)	(713)	(827)	(109)
Loss from discontinued operations	(484)	(985)	(409)	(488)	—
Gain on sale of discontinued operations	—	2,758	—	—	—
Net loss	$(13,460)	$(3,088)	$(1,122)	$(1,315)	$(109)

Basic and diluted per limited partnership unit data:
Loss from continuing operations	$(1.20)	$(0.44)	$(0.06)	$(0.32)	$(1.18)
Income (loss) from discontinued operations	(0.05)	0.16	(0.04)	(0.19)	—
Basic and diluted net loss per limited partnership unit	$(1.25)	$(0.28)	$(0.10)	$(0.51)	$(1.18)

Distributions declared per limited partnership unit	$0.28	$0.76	$0.40	$0.31	$—

(1)   See Note 2 to the Consolidated Financial Statements for a description of the restatement and its effects and the recasting of discontinued operations in Note 13.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Restatement

As previously described in the “Explanatory Note” to this amendment, we have restated our consolidated financial statements for the year ended December 31, 2007 to correct the accounting for the forgiveness of a promissory note payable to Behringer Harvard Holdings, LLC, an affiliate of our General Partner, from income to a capital contribution.  We have also updated our financial statements to classify the results of operations for discontinued operations.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement and discontinued operations which is more fully described in Note 2 to our consolidated financial statements.  Except as amended to reflect the restatement and classification of 4245 N. Central as discontinued operations, the information in this Item 7 has not been updated and continues to speak as of the date of the Original Filing.

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

We sold 4245 N. Central on September 30, 2008, which is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2007 and 2006 totaled $12.9 million and $16.0 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, generated by our consolidated properties.  The decrease in revenue for the year ended December 31, 2007 is primarily the result of a loss of $3.5 million in revenue, including an early termination fee of $1.8 million in 2006, as a result of the termination of the single tenant’s lease at 250/290 John Carpenter Freeway effective June 30, 2006.

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

Property Operating Expenses. Property operating expenses for the years ended December 31, 2007 and 2006 were $17.3 million and $5.4 million, respectively.  Property operating expenses for the years ended December 31, 2007 and 2006 were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the year ended December 31, 2007 is primarily due to a full year of hotel operations at Hotel Palomar and Residences and additional costs as a result of new leasing activity at 250/290 John Carpenter Freeway.  We expect property operating expenses to remain relatively constant in the near future.

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

Interest Expense. Interest expense for the years ended December 31, 2007 and 2006 was $9.7 million and $3.8 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The increase in interest expense for the year ended December 31, 2007 is primarily the result of interest expense no longer being capitalized for Hotel Palomar and Residences and Northwest Highway Land as a result of the completion of their development.  Management expects interest expense to increase if we continue to use borrowings in the development of our properties and those properties become operational.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until development is complete.  We currently have no plans to manage the operations of Cassidy Ridge when development is complete.   For the year ended December 31, 2007, we capitalized interest costs of $0.6 million for Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $1.1 million for Cassidy Ridge.  For the year ended December 31, 2006, we capitalized interest costs of $4.0 million for Hotel Palomar and Residences and $0.4 million each for Northwest Highway Land and Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2007 and 2006 were $3.6 million and $2.6 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes for the year ended December 31, 2007 is primarily due to property taxes no longer being capitalized for Hotel Palomar and Residences and Northwest Highway Land as a result of the completion of their development.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2007 and 2006 were $1.0 million and $1.2 million, respectively, and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships that we consolidated.  Asset management fees of approximately $0.9 million were waived by Behringer Advisors II for the year ended December 31, 2007.  No asset management fees were waived for the year ended December 31, 2006.  We expect property and asset management fees to increase in the near future.

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

Advertising Costs. Advertising costs for the year ended December 31, 2007 were $2.4 million and were comprised primarily of advertising costs for Hotel Palomar and Residences.  Advertising costs for the year ended December 31, 2006 were $0.2 million and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to decrease in the near future as a result of the completion of the development phase of Hotel Palomar and Residences.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $8.4 million and $9.3 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The decrease in depreciation and amortization expense for the year ended December 31, 2007 is primarily a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at 250/290 John Carpenter Freeway during the year ended December 31, 2006.  We expect depreciation and amortization expense to remain relatively constant in the near future.

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

Minority Interest. Minority interest for the years ended December 31, 2007 and 2006 was $3.5 million and $0.9 million, respectively, and represents the other partners’ proportionate share of losses of investments in the four partnerships that we consolidated.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2007 and 2006 was approximately $0.8 million and $1.3 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008 and the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $2.8 million.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.  There were no sales of discontinued operations for the year ended December 31, 2007.

Minority Interest. Minority interest income from discontinued operations for each of the years ended December 31, 2007 and 2006 was $0.3 million and represents the other partners’ proportionate share of losses from 4245 N. Central.

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

We sold 4245 N. Central on September 30, 2008, which is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2006 and 2005 totaled $16.0 million and $11.4 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in revenue for the year ended December 31, 2006 was primarily a result of the increase in the number of consolidated properties and recognizing a full year of revenues from properties acquired during 2005.

Hotel Revenue. Hotel revenue for the year ended December 31, 2006 was $2.6 million and was comprised of revenue generated by the hotel at Hotel Palomar and Residences, which became operational in September 2006.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2006 and 2005 were $5.4 million and $1.5 million, respectively.  Property operating expenses for the years ended December 31, 2006 and 2005 were comprised of expenses related to the daily operations from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in property operating expenses for the year ended December 31, 2006 was primarily due to the commencement of hotel operations at Hotel Palomar and Residences, the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.

Interest Expense. Interest expense for the years ended December 31, 2006 and 2005 was $3.8 million and $1.6 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes payable associated with the acquisition and development of our wholly-owned properties and our investments in partnerships.  Interest continued to be capitalized until the remaining development of Hotel Palomar and Residences, Northwest Highway Land and Cassidy Ridge was completed.  Cassidy Ridge continues to be under development.  We contracted with unaffiliated third parties to manage the daily operations when we completed development of these properties.  For the year ended December 31, 2006, we capitalized interest costs of $4.0 million for Hotel Palomar and Residences and $0.4 million each for Northwest Highway Land and Cassidy Ridge.  For the year ended December 31, 2005, we capitalized interest costs of $1.5 million for Hotel Palomar and Residences and $0.3 million for Northwest Highway Land.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2006 and 2005 were $2.6 million and $1.8 million, respectively, and were comprised of real estate taxes associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in real estate taxes for the year ended December 31, 2006 was primarily due to the increase in the number of consolidated properties and the recognition of a full year of operations from properties acquired during 2005.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2006 and 2005 were $1.2 million and $0.7 million, respectively, and were comprised of property management and asset management fees from our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in property and asset management fees for the year ended December 31, 2006 was primarily due to the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $9.3 million and $6.8 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships that we consolidated.  The increase in depreciation and amortization expense for the year ended December 31, 2006 was primarily due to the commencement of hotel operations at Hotel Palomar and Residences, the increase in the number of consolidated properties and recognizing a full year of operations from properties acquired during 2005.

Interest Income. Interest income for the years ended December 31, 2006 and 2005 was $0.7 million each and was comprised primarily of interest income associated with funds on deposit with banks.

Gain on Sale of Assets. We recognized a gain on the sale of assets for the year ended December 31, 2005 of $1.1 million.  The gain was a result of the sale of the undeveloped land located on the Woodall Rodgers Property on April 6, 2005.  The gain on sale of assets sold during the year ended December 31, 2006, related to the Woodall Rodgers property, is reflected in the gain on sale of discontinued operations.

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

Minority Interest. Minority interest for the years ended December 31, 2006 and 2005 was $0.9 million and $34,000, respectively, and represents the other partners’ proportionate share of losses of investments in the three partnerships that we consolidated into our continuing operations.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2006 and 2005 was approximately $1.3 million and $0.5 million, respectively.  Losses from discontinued operations, for the respective periods, represents the activity for 4245 N. Central, which was sold on September 30, 2008, for the time it was consolidated into our accounts and the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $2.8 million.  The gain was a result of the sale of the Woodall Rodgers Property on July 24, 2006.  There were no sales of discontinued operations for the year ended December 31, 2005.

Minority Interest. Minority interest income from discontinued operations for each of the years ended December 31, 2006 and 2005 was $0.3 million and $0.1 million, respectively, and represents the other partners’ proportionate share of losses from 4245 N. Central.

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

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash used in operating activities for the year ended December 31, 2007 was $16.0 million and was comprised primarily of the net loss of $13.5 million, adjusted for depreciation and amortization of $10.8 million and changes in working capital accounts of $8.8 million.  Cash provided by operating activities for the year ended December 31, 2006 was $7.0 million and was comprised primarily of the net loss of $3.1 million, the gain on sale of discontinued operations of $2.8 million and minority interest of $1.2 million, offset primarily by the adjustments for depreciation and amortization of $12.0 million and changes in working capital accounts of $2.6 million.

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

On August 17, 2007, our direct and indirect subsidiary, Behringer Harvard 4245 Central, LP, extended the 4245 N. Central Loan with Bank of America, N.A. which was set to mature on that same date, to August 17, 2009.  Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus 1.9%, with interest being calculated on the unpaid principal.  Monthly payments of principal and interest are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.  The property was sold on September 30, 2008 and proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the property, with the remaining proceeds to be used for working capital purposes

On September 6, 2007, Behringer Harvard Mockingbird Commons, LLC, an entity in which we have a 70% direct and indirect ownership interest, entered into a loan agreement (the “Hotel Palomar and Residences Bank of America Loan Agreement”) with Bank of America, N.A.  Borrowings under the loan agreement may total up to $42 million.  The loan agreement is further evidenced by a deed of trust note from the borrower for the benefit of the lender.  Under the loan agreement, the borrower has the option to elect the interest rate at the Bank of America Prime Rate or LIBOR plus 1.75%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are due through September 1, 2010.  A final payment of the unpaid principal and accrued interest is due and payable on September 6, 2010, the maturity date.  The borrower may extend the maturity date of the loan agreement, subject to certain conditions, for two periods of twelve months each.  Prepayment of principal can be made, in whole or in part, without penalty or premium, at any time, subject to certain conditions, but accrued interest would be payable through the date of prepayment.  Approximately $34 million of the initial loan proceeds were used to pay off a loan to the borrower from American National Bank, which was used to redevelop Hotel Palomar and Residences.  The remaining initial loan proceeds of approximately $7.4 million and the remaining borrowings available under the loan agreement were used for working capital purposes at Hotel Palomar and Residences.  In addition, we have guaranteed payment of the obligation under the loan agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings.

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

On November 9, 2007, we entered into a promissory note payable to Behringer Holdings (“BHH Loan”), an affiliate of our General Partners, pursuant to which we may borrow a total principal amount of $10 million.  The interest rate under the BHH Loan is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan was to be November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of the borrowings and all interest accrued thereon.  As a result, there were no borrowings outstanding under the BHH Loan as of December 31, 2007.  The forgiveness of debt was recorded in our consolidated financial statements as a capital contribution by our General Partners.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interest, income taxes, the gain or loss on the sale of assets and non-cash impairment charges.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) in accordance with GAAP has been provided.  Our calculations of NOI for the years ended December 31, 2007, 2006 and 2005 are presented below (in thousands).

	2007 (1)	2006	2005

Total revenues	$37,048	$18,574	$11,409

Operating expenses
Property operating expenses	17,340	5,410	1,487
Real estate taxes, net	3,590	2,563	1,790
Property and asset management fees	988	1,209	709
Preopening costs	—	1,851	—
Advertising costs	2,382	148	—
Cost of condominium sales	7,910	—	—
Less: Asset management fees	—	(558)	(284)
Total operating expenses	32,210	10,623	3,702

Net operating income	$4,838	$7,951	$7,707

Reconciliation to Net loss
Net operating income	$4,838	$7,951	$7,707

Less: Depreciation and amortization	(8,417)	(9,271)	(6,794)
General & administrative expenses	(925)	(761)	(814)
Interest expense, net	(9,745)	(3,771)	(1,555)
Asset management fees	—	(558)	(284)
Asset impairment	(2,444)	—	—
Equity in unconsolidated joint ventures	—	—	(801)
Provision for income taxes	(175)	—	—
Add: Interest income	368	689	698
Minority interest	3,524	860	34
Income (loss) from discontinued operations	(484)	1,773	(409)
Gain on sale of assets	—	—	1,096

Net loss	$(13,460)	$(3,088)	$(1,122)

(1)          See Note 2 to the Consolidated Financial Statements for a description of the restatement and its effects and the recasting of discontinued operations in Note 13.

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

	2007 (1)	2006
	(as restated)

Net loss	$(13,460)	$(3,088)

Real estate depreciation (2)	4,565	3,212
Real estate amortization (2)	3,355	6,396
Asset impairment (2)	1,740	—
Gain on sale of discontinued operations (2)	—	(2,758)
Debt service, net of amounts capitalized (2)	(7,258)	(3,238)
Capital improvements (2)(3)	(12,553)	(39,051)
Net cash from operations	$(23,611)	$(38,527)

(1)          See Note 2 of the Consolidated Financial Statements for a description of the restatement and its effects.

(2)          This represents our ownership portion of the properties that we consolidate.

(3)          Amounts for 2007 include building improvements, tenant improvements and furniture and fixtures.  Amounts for 2006 include building improvements, tenant improvements, furniture and fixtures and construction of condominiums and other costs related to development of our properties.

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

A 100 basis point decrease in interest rates would result in a $0.6 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $0.6 million net increase in the fair value of our interest rate swap.

At December 31, 2007, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 8.                    Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K/A.

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

Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended December 31, 2007 and in connection with the restatement and filing of this Form 10-K/A, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, considered the restatement of our consolidated financial statements and concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Robert S. Aisner is the President of Behringer Advisors II.  He is also President, Chief Operating Officer and a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II, all publicly registered real estate investment trusts, and President of the other Behringer Harvard companies.  Mr. Aisner has over 30 years of commercial real estate experience.  From 1996 until joining Behringer Harvard REIT I in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT that focused on the development, acquisition and management of upscale apartment communities and served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, which oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management company.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I from June 2002 until February 2003 and as a management director from June 2003 until the present.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

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

Item 11.                 Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2007, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K/A.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*	LP
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*	LP
Limited partner interest	Gerald J. Reihsen, III (1)(2)	0	*	LP
Limited partner interest	Gary S. Bresky (1)(2)	0	*	LP
Limited partner interest	M. Jason Mattox (1)(2)	0	*	LP
Limited partner interest	Jon L. Dooley (1)(2)	0	*	LP
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%	GP
General partner interest	Behringer Harvard Advisors II LP (1)(3)(4)	0	50%	GP
Limited partner interest	All current directors and executive officers as a group (6 persons)	773.48	*

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

For the management and leasing of our properties, we pay HPT Management, our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2007 and 2006, we incurred property management fees payable to HPT Management of $0.6 million and $0.7 million, respectively, of which approximately $55,000 and $0.1 million is included in loss from discontinued operations, respectively.  During the year ended December 31, 2005, we incurred property management fees payable to HPT Management of $0.5 million, of which $0.1 million is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For the year ended December 31, 2007, asset management fees of approximately $1.0 million were waived, of which approximately $40,000 was included in loss from discontinued operations and $0.1 million was previously capitalized to real estate.  During the year ended December 31, 2006, we incurred asset management fees of $0.9 million, of which approximately $60,000 was included in loss from discontinued operations and $0.3 million was capitalized to real estate.  During the year ended December 31, 2005, we incurred asset management fees of $0.5 million, of which approximately $55,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.3 million of such debt financing fees for the year ended December 31, 2006.  We incurred no such debt financing fees for the years ended December 31, 2007 and 2005.

On November 9, 2007, we entered into the BHH Loan pursuant to which we may borrow a total principal amount of $10 million.  The interest rate under the BHH Loan is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan is November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of principal borrowings and accrued interest thereon.  Behringer Holdings does not hold a direct equity interest in us.  The forgiveness of debt was recorded in our consolidated financial statements as a capital contribution by our General Partners.

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)                                  List of Documents Filed.

1.                                       Financial Statements

                                                                                                The list of the financial statements filed as part of this Annual Report on Form 10-K/A is set forth on page F-1 herein.

2.                                       Financial Statement Schedules

                                                Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

                                                Schedule II — Valuation and Qualifying Accounts

                                                Schedule III — Real Estate and Accumulated Depreciation

3.                                       Exhibits

                                                                                                The list of exhibits filed as part of this Annual Report on Form 10-K/A is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)                                 Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)                                  Financial Statements.

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

Behringer Harvard Short-Term Opportunity Fund I LP

March 27, 2009	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2009	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 27, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)

March 27, 2009	/s/ Kimberly Arianpour
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

As discussed in Note 2, the consolidated financial statements as of and for the year ended December 31, 2007 have been restated.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008 (March 25, 2009 as to the effects of the restatement discussed in Note 2 and discontinued operations discussed in Note 13)

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

As of December 31,  2007 and 2006

(in thousands, except unit amounts)

	December 31,	December 31,
	2007	2006
	(as restated -
	see Note 2)

Assets
Real estate
Land	$38,676	$26,753
Buildings , net	102,324	94,380
Real estate under development	78	69,698
Total real estate	141,078	190,831

Condominium inventory	57,903	—
Cash and cash equivalents	4,907	20,837
Restricted cash	3,476	2,747
Accounts receivable, net	2,878	1,377
Receivable from related party	967	—
Prepaid expenses and other assets	1,065	658
Furniture, fixtures, and equipment, net	4,823	5,994
Deferred financing fees, net	1,162	1,905
Note receivable	—	213
Lease intangibles, net	7,022	8,802
Total assets	$225,281	$233,364

Liabilities and partners’ capital
Liabilities
Notes payable	$145,637	$135,304
Accounts payable	1,295	8,819
Payable to related party	105	184
Acquired below-market leases, net	119	191
Distributions payable	260	260
Accrued liabilities	8,251	5,405
Capital lease obligations	234	284
Total liabilities	155,901	150,447

Commitments and contingencies

Minority interest	2,409	6,384

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2007 and 2006	60,013	76,533
General partners	7,537	—
Accumulated other comprehensive loss	(579)	—
Total partners’ capital	66,971	76,533
Total liabilities and partners’ capital	$225,281	$233,364

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(in thousands, except per unit amounts)

	2007	2006	2005
	(as restated -
	see Note 2)

Revenues
Rental revenue	$12,934	$15,993	$11,409
Hotel revenue	15,882	2,581	—
Condominium sales	8,232	—	—
Total revenues	37,048	18,574	11,409

Expenses
Property operating expenses	17,340	5,410	1,487
Asset impairment	2,444	—	—
Interest expense, net	9,745	3,771	1,555
Real estate taxes, net	3,590	2,563	1,790
Property and asset management fees	988	1,209	709
Preopening costs	—	1,851	—
General and administrative	925	761	814
Advertising costs	2,382	148	—
Depreciation and amortization	8,417	9,271	6,794
Cost of condominium sales	7,910	—	—
Total expenses	53,741	24,984	13,149

Interest income	368	689	698
Gain on sale of assets	—	—	1,096
Loss before income taxes, minority interest and equity in losses of investments in unconsolidated joint ventures	(16,325)	(5,721)	54

Provision for income taxes	(175)	—	—
Minority interest	3,524	860	34
Equity in losses of investments in unconsolidated joint ventures	—	—	(801)
Loss from continuing operations	(12,976)	(4,861)	(713)

Discontinued operations
Loss from discontinued operations	(771)	(1,275)	(475)
Gain on sale of discontinued operations	—	2,758	—
Minority interest	287	290	66
Income (loss) from discontinued operations	(484)	1,773	(409)

Net loss	$(13,460)	$(3,088)	$(1,122)

Allocation of net loss
Net loss allocated to general partners	$—	$—	$—

Net loss allocated to limited partners	$(13,460)	$(3,088)	$(1,122)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,872	10,751
Net income (loss) per limited partnership unit - basic and diluted
Loss from continuing operations	$(1.20)	$(0.44)	$(0.06)
Income (loss) from discontinued operations	(0.05)	0.16	(0.04)
Basic and diluted net loss per limited partnership unit	$(1.25)	$(0.28)	$(0.10)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

						Accumulated
	General Partners		Limited Partners			Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total

Balance as of January 1, 2005	$—	$—	6,940	$60,284	$(1,424)	$—	$58,860

Issuance of units of limited partnership interest, net			4,045	36,029			36,029

Redemption of limited partnership units			(91)	(812)			(812)

Distributions on limited partnership units				(4,320)			(4,320)

Units issued pursuant to Distribution Reinvestment Plan, net			10	92			92

Net loss		—			(1,122)		(1,122)

Balance as of December 31, 2005	—	—	10,904	91,273	(2,546)	—	88,727

Redemption of limited partnership units			(100)	(892)			(892)

Distributions on limited partnership units				(8,214)			(8,214)

Net loss		—			(3,088)	—	(3,088)

Balance as of December 31, 2006	—	—	10,804	82,167	(5,634)	—	76,533

Comprehensive loss:

Net loss (as restated - See Note 2)					(13,460)		(13,460)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss (as restated - See Note 2)					(13,460)	(579)	(14,039)

Contributions (as restated - See Note 2)	7,537						7,537

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007 (as restated - See Note 2)	$7,537	$—	10,804	$79,107	$(19,094)	$(579)	$66,971

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
	(as restated -
	see Note 2)

Cash flows from operating activities
Net loss	$(13,460)	$(3,088)	$(1,122)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	(3,811)	(1,150)	(99)
Equity in losses of investments in unconsolidated joint ventures	—	—	801
Gain on sale of assets	—	—	(1,096)
Gain on sale of discontinued operations	—	(2,758)	—
Depreciation and amortization	10,786	11,973	8,786
Asset impairment	2,444	—	—
Change in condominium inventory	(438)	—	—
Change in accounts receivable	(1,501)	586	(1,130)
Change in prepaid expenses and other assets	(400)	(502)	88
Change in accounts payable	(8,064)	249	(78)
Change in accrued liabilities	2,180	2,394	(1,312)
Change in payables or receivables to related parties	(1,008)	(141)	—
Addition of lease intangibles	(2,740)	(584)	(326)
Cash used in operating activities	(16,012)	6,979	4,512

Cash flows from investing activities
Purchases of real estate	—	—	(67,552)
Purchases of properties under development	—	(7,089)	(4,685)
Capital expenditures for real estate	(13,433)	(52,661)	(19,530)
Change in note receivable	—	(212)	—
Proceeds from sale of assets	—	—	4,010
Proceeds from sale of discontinued operations	—	9,836	—
Change in restricted cash	(729)	717	(2,937)
Cash used in investing activities	(14,162)	(49,409)	(90,694)

Cash flows from financing activities
Proceeds from notes payable	57,647	62,295	50,429
Proceeds from note payable to related party	7,500	—	—
Payments on notes payable	(47,235)	(5,298)	(19,647)
Payments on capital lease obligations	(50)	(13)	—
Financing costs	(599)	(781)	(2,515)
Proceeds from sale of limited partnership units	—	—	39,961
Redemption of limited partnership units	—	(892)	(812)
Offering costs	—	—	(3,939)
Distributions	(3,060)	(8,232)	(4,102)
Distributions to minority interest holders	(42)	(39)	(50)
Contributions from minority interest holders	83	447	4,779
Change in limited partners’ subscriptions	—	—	(4,732)
Change in restricted cash	—	—	4,730
Change in payables to related parties	—	10	1,346
Cash flows provided by financing activities	14,244	47,497	65,448

Net change in cash and cash equivalents	(15,930)	5,067	(20,734)
Cash and cash equivalents at beginning of the year	20,837	15,770	36,504
Cash and cash equivalents at end of the year	$4,907	$20,837	$15,770

Supplemental disclosure:
Interest paid, net of amounts capitalized	$9,012	$3,923	$1,103

Non-cash investing activities:
Capital expenditures for properties under development in accounts payable	$—	$5,606	$2,961
Property and equipment additions in accrued liabilities	$732	$521	$179
Equipment acquired under capital lease obligation	$—	$297	$—

Non-cash financing activities:
Non-cash distributions to minority interest holder	$205	$—	$—
Limited partnership units issued under distribution reinvestment plan	$—	$—	$100
Non-cash contribution from general partner	$7,537	$—	$—

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of December 31, 2007 and 2006, we had 10,803,839 limited partnership units outstanding.

2.                                      Restatement of Consolidated Financial Statements

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements as of and for the year ended December 31, 2007 required restatement to correctly account for debt forgiveness associated with a promissory note payable to Behringer Harvard Holdings, LLC, an affiliate of our General Partner.

On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC, pursuant to which we were able to borrow a total principal amount of $10 million.  We borrowed a total of $7.5 million under the loan during the year ended December 31, 2007.  The maturity date of all borrowings under the loan was to be November 9, 2010, and all proceeds from such borrowings were used for working capital purposes.  On December 31, 2007, Behringer Harvard Holdings, LLC forgave all $7.5 million of principal borrowings and all interest accrued thereon.  In our Annual Report on Form 10-K for the year ended December 31, 2007, the forgiveness of debt was accounted for as income in our financial statements and the notes thereto.  After re-weighting of the facts and circumstances surrounding the forgiveness of the debt, management concluded that the debt forgiveness should have been accounted for as a capital contribution by our General Partners.

While our financial statements for the year ended December 31, 2007 have been corrected to reflect the debt forgiveness as a capital contribution, the legal transaction and the federal income tax treatment remains a loan with a later forgiveness thereof.  As such, the general partner will have no right to receive the amount of the debt forgiveness as a return of capital, and this transaction will not be taken into account as a capital contribution by the general partner in determining distributions and allocations pursuant to the Second Amended and Restated Agreement of Limited Partnership.

The following table presents the effects of the restatement on our consolidated balance sheet and statement of partners’ capital and comprehensive loss as of December 31, 2007 and the consolidated statement of operations and cash flows for the year ended December 31, 2007 (in thousands, except per unit data):

	2007
	As previously reported	Adjustment	As restated
Consolidated Balance Sheet:
Limited partners	$67,550	$(7,537)	$60,013
General partners	—	7,537	7,537
Total partners’ capital	66,971	—	66,971

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

	2007
	As previously reported	Adjustment	Discontinued operations Adjustment (1)	As restated
Consolidated Statement of Operations
Forgiveness of debt income	$7,537	$(7,537)	$—	$—
Loss before income taxes, minority interest and equity in losses of investments in unconsolidated joint ventures	(9,557)	(7,537)	769	(16,325)
Loss from continuing operations	(5,921)	(7,537)	482	(12,976)
Net loss	(5,923)	(7,537)	—	(13,460)
Loss from continuing operations per limited partnership unit	(0.55)	(0.70)	0.05	(1.20)
Basic and diluted net loss per limited partnership unit	(0.55)	(0.70)	—	(1.25)

Consolidated Statement of Cash Flows:
Net loss	$(5,923)	$(7,537)	$—	$(13,460)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Forgiveness of debt income	(7,537)	7,537	—	—
Non-cash financing activities
Non-cash contribution from general partner	—	7,537	—	7,537

(1)          Reflects the impact of discontinued operations of 4245 N. Central as further described in Note 13.

3.                                      Summary of Significant Accounting Policies

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows and includes 4245 N. Central which was sold on September 30, 2008 (in thousands):

Lease
Intangibles
2008	$1,581
2009	499
2010	499
2011	499
2012	299

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles as of December 31, 2007 and 2006 were as follows (in thousands):

2007	Buildings and Improvements	Lease Intangibles	Acquired Below- Market Leases
Cost	$111,609	$18,195	$(322)
Less: depreciation and amortization	(9,285)	(11,173)	203
Net	$102,324	$7,022	$(119)

2006	Buildings and Improvements	Lease Intangibles	Acquired Below- Market Leases
Cost	$99,660	$16,554	$(426)
Less: depreciation and amortization	(5,280)	(7,752)	235
Net	$94,380	$8,802	$(191)

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 7 “Notes Payable” and Note 8 “Derivative Instruments and Hedging Activities.”  As of December 31, 2007, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2007 was $1.5 million and for the years ended December 31, 2006 and 2005 was $0.2 million each.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  We also recognize revenue from operations of a hotel.  The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

4.                                      New Accounting Pronouncements

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

5.                                      Capitalized Costs

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

6.                                      Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2007, as adjusted for the sale of 4245 N. Central which was sold on September 30, 2008, are as follows (in thousands):

2008	$5,990
2009	4,831
2010	4,593
2011	4,212
2012	3,357
Thereafter	14,856
Total	$37,839

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

7.                                      Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2007 and 2006 (dollar amounts in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

	Balance		Interest		Maturity
Description	2007	2006	Rate		Date
5050 Quorum Loan	$5,078	$4,950	Prime	(1)	7/1/2008
1221 Coit Road Loan	4,387	4,883	3 mo LIBOR+ 1.5%	(2)	12/4/2008
Plaza Skillman Loan	9,720	9,854	7.340%		4/11/2011
Plaza Skillman Loan - unamortized premium	419	498			4/11/2011
4245 N. Central Loan	6,435	6,021	3 mo LIBOR+ 1.9%	(2)(4)	8/17/2009
Hotel Palomar and Residences Texans Loan	30,390	29,990	Prime+ 0.5%	(1)	10/1/2008
Hotel Palomar and Residences American Loan	—	35,570	3 mo LIBOR+ 2.75%	(2)
Hotel Palomar and Residences Bank of America Loan	41,681	—	3 mo LIBOR+ 1.75%	(2)	9/6/2010
Mockingbird Commons Partnership Loan	814	—	9.5%		Various - 2008
Northwest Highway Land Loan The Frost National Bank	—	4,354	3 mo LIBOR+ 2.0%	(2)
Northwest Highway Land Loan Citibank, N.A.	4,466	—	30-day LIBOR+ 2.25%	(3)	7/15/2009
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR+ 1.4%	(2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR+ 1.4%	(2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime+ 0.5%	(1)	9/29/2008
Cassidy Ridge Loan	6,997	3,934	Prime+ 0.75%	(1)	10/1/2009
Revolver Agreement	11,250	11,250	30-day LIBOR+ 1.75%	(3)	9/1/2008
	$145,637	$135,304

(1)          Prime rate at December 31, 2007 was 7.25%.

(2)          Three-month LIBOR was 4.7% at December 31, 2007.

(3)          30-day LIBOR was 4.6% at December 31, 2007.

(4)          Property was sold on September 30, 2008 and is reported as part of discontinued operations.

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

On August 17, 2007, our direct and indirect subsidiary, Behringer Harvard 4245 Central, LP, extended the 4245 N. Central Loan with Bank of America, N.A. which was set to mature on that same date, to August 17, 2009.  Under the loan agreement, the borrower has the option to elect the interest rate at the prime rate or LIBOR plus 1.9%, with interest being calculated on the unpaid principal.  Monthly payments of principal and interest are due and payable monthly with all unpaid principal and accrued unpaid interest due and payable on the maturity date.  The property was sold on September 30, 2008 and proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the property, with the remaining proceeds to be used for working capital purposes.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC  (“BHH Loan”), an affiliate of our General Partner, pursuant to which we were able to borrow a total principal amount of $10 million.  The interest rate under the BHH Loan was 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan was paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan was to be November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Harvard Holdings, LLC forgave all $7.5 million of principal borrowings and all interest accrued thereon.  Behringer Holdings does not hold a direct equity interest in us.  See Note 2 “Restatement of Consolidated Financial Statements.”

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

8.                                      Derivative Instruments and Hedging Activities

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

9.                                      Commitments and Contingencies

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

	Year ended December 31,
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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2007 and 2006, we incurred property management fees payable to HPT Management of $0.6 million and $0.7 million, respectively, of which approximately $55,000 and $0.1 million is included in loss from discontinued operations, respectively.  During the year ended December 31, 2005, we incurred property management fees payable to HPT Management of $0.5 million, of which $0.1 million is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For the year ended December 31, 2007, asset management fees of approximately $1.0 million were waived, of which approximately $40,000 was included in loss from discontinued operations and $0.1 million was previously capitalized to real estate.  During the year ended December 31, 2006, we incurred asset management fees of $0.9 million, of which approximately $60,000 was included in loss from discontinued operations and $0.3 million was capitalized to real estate.  During the year ended December 31, 2005, we incurred asset management fees of $0.5 million, of which approximately $55,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.3 million of such debt financing fees for the year ended December 31, 2006.  We incurred no such debt financing fees for the years ended December 31, 2007 and 2005.

On November 9, 2007, we entered into the BHH Loan pursuant to which we may borrow a total of $10 million.  The interest rate under the note is 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  We borrowed a total of $7.5 million under the note during the year ended December 31, 2007.  The maturity date of all borrowings under the note is November 9, 2010, and all proceeds from such borrowings will be used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of principal borrowings and all accrued interest thereon.  See Note 2 “Restatement of Consolidated Financial Statements.”

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

13.                               Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $10.5 million.  We realized a gain on sale of approximately $2.8 million from the sale during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4.5 million with the remaining proceeds distributed to unitholders in a special distribution in November 2006.  On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  The property was sold to BHH, an affiliate of our General Partners, for a contract sales price of $12.0 million.   The property was then sold by BHH to an unaffiliated third party for a contract sales price of $10.2 million.  Because the property was sold to an affiliate of our General Partners and was subsequently sold to an unaffiliated third party, we realized a gain of $1.6 million, based on the market value sales price to the third party of $10.2 million, and recorded the remaining proceeds of $1.7 million as a capital contribution by our General Partners during the year ended December 31, 2008.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property and 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  The results for the year ended December 31, 2007 also represent the final settlements for operations of the Woodall Rodgers Property.  The following table summarizes the results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

	Year ended	Year ended	Year ended
	2007	2006	2005

Rental revenue	$1,227	$2,087	$2,070

Expenses
Property operating expenses	671	1,285	955
Real estate taxes	185	313	289
Property and asset management fees	93	161	151
Advertising costs	2	20	—
Interest expense, net	516	807	443
Depreciation and amortization	536	784	711
Total expenses	2,003	3,370	2,549

Interest income	5	8	4
Minority interest	287	290	66
Loss from discontinued operations	$(484)	$(985)	$(409)

Gain on sale of discontinued operations	—	2,758	—
Income (loss) from discontinued operations	$(484)	$1,773	$(409)

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

15.                               Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2007, 2006 and 2005 is recalculated as follows (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

	Year ended December 31,
	2007	2006	2005
	(as restated -
	see Note 2)

Net loss for financial statement purposes	$(13,460)	$(3,088)	$(1,122)

Adjustments:
Organization and start up costs	(34)	(34)	(34)
Bad debt expense	(58)	83	78
Straight line rent	(1,286)	(124)	(362)
Prepaid rent	34	4	(31)
Other	(3)	(198)	(84)
Forgiveness of debt by affiliate	7,537	—	—
Depreciation	(181)	(228)	(316)
Amortization	2,706	6,121	4,896
Income/loss from investments in partnerships	3,852	—	2,481

Net income (loss) for income tax purposes (unaudited)	$(893)	$2,536	$5,506

16.                               Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2007 and 2006 (in thousands, except per unit amounts)(1)(2).

	2007 Quarters Ended
	March 31	June 30	September 30	December 31	December 31	December 31
				(as previously	(adjustment)	(as restated)
				reported) (3)

Total revenues	$10,269	$12,114	$6,980	$7,685	$—	$—
Income (loss) from continuing operations	(2,889)	(2,977)	(3,607)	4,034	(7,537)	(3,503)
Loss from discontinued operations	(147)	(122)	(94)	(121)	—	—
Net income (loss)	$(3,036)	$(3,099)	$(3,701)	$3,913	$(7,537)	$(3,624)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net income (loss) per limited partnership unit	$(0.28)	$(0.29)	$(0.34)	$0.36	$(0.70)	$(0.34)

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$4,215	$5,992	$2,905	$5,462
Loss from continuing operations	(725)	(10)	(2,260)	(1,866)
Income (loss) from discontinued operations	(245)	(192)	(420)	(128)
Gain on sale of discontinued operations	—	—	2,758	—
Net income (loss)	$(970)	$(202)	$78	$(1,994)
Weighted average number of limited partnership units outstanding	10,900	10,889	10,867	10,830
Basic and diluted net income (loss) per limited partnership unit	$(0.09)	$(0.02)	$0.01	$(0.18)

(1)          The quarter ended December 31, 2007 has been restated to properly account for the forgiveness of the promissory note payable to Behringer Harvard Holdings, LLC as a capital contribution by our general partners (see Note 2).

(2)          Quarterly financial data for each of the quarters during the years ended December 31, 2007 and 2006 have been recast to reflect the sale of 4245 N. Central on September 30, 2008 in discontinued operations.

(3)          Includes effects of discontinued operations.

17.                               Subsequent Events

On January 28, 2008, Behringer Harvard Quorum I LP, the borrower, entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

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

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Short-Term Opportunity Fund I LP

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 31, 2008 (March 25, 2009 as to the effects of the restatement discussed in Note 2 and discontinued operations discussed in Note 13); such financial statements and report are included elsewhere in this Form 10-K/A.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

Behringer Harvard  Short Term Opportunity Fund I LP

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

Behringer Harvard  Short-Term Opportunity Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2007

(in thousands)

				Initial cost		Cost capitalized subsequent to			Gross amount carried at close of	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances		Land	Buildings	acquisition	Transfers		period	depreciation	construction	acquired	life
5050 Quorum	Dallas, TX	$5,078		$2,197	$6,660	$1,249	$—		$10,106	$1,276	1981	7/2/2004	(1)
Plaza Skillman	Dallas, TX	10,139	(2)	3,369	7,669	689	—		11,727	1,169	1986	7/23/2004	(1)
4245 N. Central	Dallas, TX	6,435	(3)	597	6,593	1,652	—		8,842	1,040	1986	8/17/2004	(1)
1221 Coit Road	Dallas, TX	4,387		3,500	2,955	13	—		6,468	376	1986	10/4/2004	(1)
Hotel Palomar and Residences	Dallas, TX	72,885		7,356	31,920	49,430	(48,885	)(4)	39,821	1,149	2006	11/8/2004	(5)
Northwest Highway Land	Dallas, TX	4,466		7,079	—	79	—		7,158	—	—	3/3/2005	(6)
250/290 John Carpenter Freeway	Dallas, TX	11,250		4,797	16,991	13,577	—		35,365	2,238	1976	4/4/2005	(1)
18581 North Dallas Parkway	Dallas, TX	10,450		3,185	10,602	50	—		13,837	1,029	1998	7/6/2005	(1)
18451 North Dallas Parkway	Dallas, TX	11,550		3,687	10,383	60	—		14,130	1,008	1998	7/6/2005	(1)
Melissa Land	Dallas, TX	2,000		2,909	—	—	—		2,909	—	—	10/5/2005	(7)
Cassidy Ridge	Telluride, CO	6,997		—	—	17,591	(17,591	)(4)	—	—	—	5/15/2006
Totals		$145,637		$38,676	$93,773	$84,390	$(66,476)		$150,363	$9,285

(1)             Buildings are 25 years

(2)             Includes unamortized premium of $0.4 million

(3)             Property was sold on September 30, 2008 and included in discontinued operations

(4)             Transferred to condominium inventory

(5)             Hotel is 39 years

(6)             Includes properties under development

(7)             Land only

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