Form 10-Q/A
period 2008-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-03-30
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008 (the “Original Filing”), to restate our consolidated financial statements as of and for the period ended March 31, 2008 to properly reflect the forgiveness of debt from a related party as a capital contribution rather than income for the year ended December 31, 2007.  In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported that Behringer Harvard Holdings, LLC, a related party, forgave $7.5 million of principal borrowings and all accrued interest pursuant to a loan agreement entered into on November 9, 2007.  The debt forgiveness was accounted for as income in our financial statements and the notes thereto.  After a series of correspondence with the Securities and Exchange Commission, and after re-weighting the facts and circumstances surrounding the forgiveness of this debt, on December 18, 2008, our management concluded that the debt forgiveness should have been accounted for as a capital contribution by our general partner in our financial statements and notes thereto.  We amended our Annual Report on Form 10-K for the year ended December 31, 2007 to reflect this change.

The effects of this restatement on our consolidated financials statements for the quarter ended March 31, 2008 are described in Note 3 to the financial statements.  The restatement had no impact on our cash or cash equivalents.

In addition, we have updated our financial statements to classify the results of operations for 4245 N. Central, which was sold on September 30, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as described in Note 16 to the financial statements.

For the convenience of the reader, we are refiling our entire Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 by means of this Form 10-Q/A Amendment No. 1.  However, except for the information affected by the restatement and classification of 4245 N. Central as discontinued operations,, we have not updated the information contained herein for events or transactions occurring subsequent to the date of the Original Filing and as a result, such information continues to speak as of the date of the Original Filing.  We recommend that this Form 10-Q/A be read in conjunction with the reports and any amendments thereto we have filed with the SEC subsequent to the Original Filing.

The following items have been amended as a result of the restatement and no other information in the Original Filing has been amended hereby as a result of the restatement:

Part I – Item 1.  Financial Statements

Part I – Item 4T.  Controls and Procedures

In addition, pursuant to the rules of the SEC, this report has been amended to contain currently-dated certifications from the Chief Executive Officer and Chief Financial Officer of our general partner, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-Q/A

Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited).

	Consolidated Balance Sheets as of March 31, 2008 (as restated) and December 31, 2007 (as restated)	4

	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	5

	Consolidated Statements of Partners’ Capital and Comprehensive Loss for the year ended December 31, 2007 (as restated) and the three months ended March 31, 2008 (as restated)	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4T.	Controls and Procedures.	30

PART II
OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	March 31,	December 31,
	2008	2007
	(as restated -	(as restated -
	see Note 3)	see Note 3)

Assets
Real estate
Land	$37,333	$38,676
Buildings, net	101,094	102,324
Real estate under development	1,838	78
Total real estate	140,265	141,078

Condominium inventory	57,440	57,903
Cash and cash equivalents	7,455	4,907
Restricted cash	2,892	3,476
Accounts receivable, net	3,252	2,878
Receivable from related party	—	967
Prepaid expenses and other assets	1,135	1,065
Furniture, fixtures, and equipment, net	4,525	4,823
Deferred financing fees, net	1,114	1,162
Lease intangibles, net	5,032	7,022
Total assets	$223,110	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$151,000	$145,637
Note payable to related party	2,000	—
Accounts payable	1,116	1,295
Payables to related parties	200	105
Acquired below-market leases, net	106	119
Distributions payable	260	260
Accrued liabilities	5,964	8,251
Capital lease obligations	221	234
Total liabilities	160,867	155,901

Commitments and contingencies

Minority interest	1,559	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at March 31, 2008 and December 31, 2007	54,448	60,013
General partners	7,537	7,537
Accumulated other comprehensive loss	(1,301)	(579)
Total partners’ capital	60,684	66,971
Total liabilities and partners’ capital	$223,110	$225,281

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Revenues
Rental revenue	$4,351	$2,941
Hotel revenue	3,921	3,958
Condominium sales	—	3,370
Total revenues	8,272	10,269

Expenses
Property operating expenses	5,123	4,016
Inventory valuation adjustment	1,127	—
Interest expense, net	2,184	1,958
Real estate taxes, net	932	880
Property and asset management fees	450	327
General and administrative	281	128
Advertising costs	130	1,413
Depreciation and amortization	3,554	1,994
Cost of condominium sales	20	3,349
Total expenses	13,801	14,065

Interest income	34	190
Loss before income taxes and minority interest	(5,495)	(3,606)

Provision for income taxes	(63)	—
Minority interest	846	717
Loss from continuing operations	(4,712)	(2,889)

Discontinued operations
Loss from discontinued operations	(145)	(235)
Minority interest	55	88
Loss from discontinued operations	(90)	(147)

Net loss	$(4,802)	$(3,036)

Allocation of net loss
Net loss allocated to limited partners	$(4,802)	$(3,036)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations	$(0.43)	$(0.27)
Loss from discontinued operations	(0.01)	(0.01)
Basic and diluted net loss per limited partnership unit	$(0.44)	$(0.28)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

(Unaudited)

(in thousands)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total

Balance as of January 1, 2007	$—	$—	10,804	$82,167	$(5,634)	$—	$76,533

Comprehensive loss:

Net loss (as restated - see Note 3)					(13,460)		(13,460)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss (as restated - see Note 3)	—	—			(13,460)	(579)	(14,039)

Contributions (as restated - see Note 3)	7,537						7,537

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007 (as restated - see Note 3)	7,537	—	10,804	79,107	(19,094)	(579)	66,971

Comprehensive loss:

Net loss					(4,802)		(4,802)

Unrealized loss on interest rate swap						(722)	(722)

Total comprehensive loss	—	—	—	—	(4,802)	(722)	(5,524)

Distributions on limited partnership units				(763)			(763)

Balance as of March 31, 2008 (as restated - See Note 3)	$7,537	$—	10,804	$78,344	$(23,896)	$(1,301)	$60,684

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

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we continued to admit new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of March 31, 2008, eleven of the twelve properties we acquired remain in our portfolio.

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

As of May 9, 2008, we had 10,803,839 limited partnership units outstanding.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

3.                                      Restatement of Consolidated Financial Statements

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, management determined that the consolidated financial statements as of and for the year ended December 31, 2007 required restatement to correctly account for debt forgiveness associated with a promissory note payable to Behringer Harvard Holdings, LLC, an affiliate of our General Partner, as a capital contribution rather than income.  This correction impacts partner capital accounts that were previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

On November 9, 2007, we entered into a promissory note payable to Behringer Harvard Holdings, LLC, pursuant to which we could borrow a total principal amount of $10 million.  We borrowed a total amount of $7.5 million under the loan during the year ended December 31, 2007.  The maturity date of all borrowings under the loan was to be November 9, 2010, and all proceeds from such borrowings were used for working capital purposes.  On December 31, 2007, Behringer Harvard Holdings, LLC forgave all $7.5 million of principal borrowings and all accrued interest thereon.  In our Annual Report on Form 10-K for the year ended December 31, 2007, the forgiveness of debt was accounted for as income in our financial statements and the notes thereto.  After re-weighting the facts and circumstances surrounding the forgiveness of the debt, management concluded that the debt forgiveness should have been accounted for as a capital contribution by our General Partners.  We amended our Annual Report on Form 10-K for the year ended December 31, 2007 to reflect this change.

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

The following table presents the effects of the restatement on our consolidated balance sheets and statement of partners’ capital and comprehensive loss as of March 31, 2008 (in thousands):

	March 31, 2008
	As previously reported	Adjustment	As restated
Consolidated Balance Sheet:
Limited partners	$61,985	$(7,537)	$54,448
General partners	—	7,537	7,537
Total partners’ capital	60,684	—	60,684

4.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, which was filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q/A pursuant to the rules and regulations of the SEC.

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

5.                                      Summary of Significant Accounting Policies

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

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2008 and for each of the following four years ended December 31, including the impact of the amortization of intangibles related to 4245 N. Central which was sold on September 30, 2008, is as follows (in thousands):

April 1 - December 31, 2008	$485
2009	286
2010	286
2011	286
2012	86

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 11 “Derivative Instruments and Hedging Activities.”  As of March 31, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

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

6.             Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of FAS 157 effective January 1, 2008.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.  See Footnote No. 7, “Assets and Liabilities Measured at Fair Value,” for additional information.

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

7.             Assets and Liabilities Measured at Fair Value

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

8.             Real Estate

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

(1)  Property was sold subsequent to March 30, 2008 and is reported as part of discontinued operations as further described in Note 16.

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

On February 27, 2008, we entered into an agreement with J.L. Armstrong Trust and Paul and Wilma Nothern Family Trust, both of which are unaffiliated third parties, in which they assigned their combined 20% interest in Behringer Harvard Northwest Highway LP, a Texas limited partnership (the “Northwest Highway Land Partnership”) to us and were released from any obligation under the limited partnership agreement.  No consideration was exchanged in the assignment of the interest to us.  The Northwest Highway Land Partnership was formed to purchase the Northwest Highway Land.  As a result of the agreement, we own a 100% interest in the property as of February 27, 2008.

9.             Capitalized Costs

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

10.          Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	March 31, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	7/1/2008
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan	4,263	4,387	3 mo LIBOR+ 1.5% (2)	12/4/2008
Plaza Skillman Loan	9,685	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	398	419		4/11/2011
4245 N. Central Loan	6,423	6,435	3 mo LIBOR+ 1.9% (2)(4)	8/17/2009
Hotel Palomar and Residences Texans Loan	30,390	30,390	Prime+ 0.5% (1)	10/1/2008
Hotel Palomar and Residences Bank of America Loan	41,834	41,681	3 mo LIBOR+ 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loan	1,294	814	7.25%-9.5%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	4,466	4,466	30-day LIBOR+ 2.25% (3)	7/15/2009
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR+ 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR+ 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime+ 0.5% (1)	9/29/2008
Cassidy Ridge Loan	6,997	6,997	Prime+ 0.75% (1)	10/1/2009
Revolver Agreement	11,250	11,250	30-day LIBOR+ 1.75% (3)	9/1/2008
Amended Behringer Harvard Holdings, LLC Loan	2,000	—	5.0%	3/27/2011
	$153,000	$145,637

(1)          Prime rate at March 31, 2008 was 5.25%.

(2)          Three month LIBOR was 2.7% at March 31, 2008.

(3)          30-day LIBOR was 2.7% at March 31, 2008.

(4)          Property was sold on September 30, 2008 and is reported as part of discontinued operations.

As of March 31, 2008, approximately $49.2 million of the outstanding balance of our notes payable of $153 million is due within the next twelve months.  Of that amount, approximately $45.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash from operations and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

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

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  At March 31, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans are unconditionally guaranteed by us.

11.          Derivative Instruments and Hedging Activities

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

12.          Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified conditional asset retirement obligations at a certain number of our properties that are related to soil contamination.  We believe that, as of March 31, 2008, we have reserved sufficient amounts to pay all costs associated with these asset retirement obligations.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

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

13.          Partners’ Capital

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

14.          Related Party Arrangements

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the three months ended March 31, 2008 and 2007, we incurred property management fees payable to HPT Management of $0.1 million of which approximately $16,000 and $10,000, respectively, is reported in discontinued operations. .

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For each of the three months ended March 31, 2008 and 2007, we incurred asset management fees of $0.3 million of which approximately $20,000 and $50,000, respectively, was capitalized to real estate and $10,000 is reported in discontinued operations for each of the three months ended March 31, 2008 and 2007.

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

15.          Subsequent Events

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

16.          Discontinued Operations

On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Rental revenue	$378	$270

Expenses
Property operating expenses	178	153
Interest expense	109	130
Real estate taxes	56	51
Property and asset management fees	26	20
Advertising costs	1	—
Depreciation and amortization	154	151
Total expenses	524	505

Interest income	1	—
Loss from discontinued operations	(145)	(235)

Minority interest	55	88
Loss from discontinued operations	$(90)	$(147)

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q/A.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q/A include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2007, as filed with the SEC.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q/A are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs. Except as amended to reflect the classification of 4245 N. Central as discontinued operations, the information in this Item 2 has not been updated and continues to speak as of the date of the Original Filing.

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

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2008 and 2007 was $4.4 million and $2.9 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in revenue for the three months ended March 31, 2008 is primarily a result of the early termination fee of $1.0 million, which is included in rental revenue, from the single tenant’s lease at 1221 Coit Road and new leasing at 250/290 John Carpenter Freeway.  As a result of the early termination of the single tenant lease at 1221 Coit Road and the expiration of leases at 18451 Dallas Parkway and 18581 Dallas Parkway, management expects rental revenue to decrease in the near future.

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

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2008 and 2007 were $5.1 million and $4.0 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the three months ended March 31, 2008 is primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA decided not to make scheduled rental payments on its leases at 18581 and 18451 Dallas Parkway during 2008.  Without the occurrence of similar transactions in the near future, we expect property operating expenses to decrease.

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

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2008 and 2007 was $2.2 million and $2.0 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our three investments in partnerships that we consolidated.  The increase in interest expense for the three months ended March 31, 2008 is primarily the result of interest expense no longer being capitalized for Hotel Palomar and Residences, partially offset by the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.   For the three months ended March 31, 2008, we capitalized interest costs of $18,000 for Northwest Highway Land and $0.3 million for Cassidy Ridge.  For the three months ended March 31, 2007, we capitalized interest costs of $0.6 million for Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $0.2 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for each of the three months ended March 31, 2008 and 2007 were $0.9 million and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively constant in the near future.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2008 was $3.6 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended March 31, 2007, depreciation and amortization expense associated with our consolidated properties was $2.0 million.  The increase in depreciation and amortization expense is primarily due to $1.0 million in accelerated amortization of lease intangibles associated with the expiration of the single tenant lease at 18581 Dallas Parkway and $0.3 million associated with new leasing activity at 250/290 John Carpenter Freeway.  We expect depreciation and amortization expense to remain relatively constant in the near future.

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

Minority Interest. Minority interest income for the three months ended March 31, 2008 and 2007 was $0.8 million and $0.7 million, respectively, and represents the other partners’ proportionate share of losses from investments in the three partnerships that we consolidated during the periods.  We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the three months ended March 31, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008.

Minority Interest. Minority interest income from discontinued operations for each of the three months ended March 31, 2008 and 2007 was $0.1 million and represents the other partners’ proportionate share of losses from 4245 N. Central which was sold on September 30, 2008.

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

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute cash from operations and nonliquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, we entered into a promissory note with Behringer Harvard Holdings, LLC, our sponsor and an affiliate of our General Partners, in November 2007 to provide additional cash flow to us.  The outstanding principal balance of $7.5 million plus accrued interest of this note was forgiven at the end of 2007.  The borrowings were used to finance short-term cash flow needs related principally to operating expenses and capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor.

We expect that we will continue to require this liquidity support through 2008.  As noted previously, we have borrowed an additional $2.0 million from our sponsor during the first quarter of 2008 and our sponsor expects to make available an additional $8.0 million to us through 2008.  Support from our sponsor is expected to be provided in respect of capital costs for development and retenanting as well as carrying costs for certain assets.  These costs are principally in respect of potential capital needs for the leasing of 250/290 John Carpenter Freeway, 18451 North Dallas Parkway and 18581 North Dallas Parkway, and carrying and marketing costs for the condominiums at Hotel Palomar and Residences.  In addition, as noted in Note 15 — “Subsequent Events” of the interim financial statements contained in this report, we will need to refinance, extend or modify the construction loan for the Cassidy Ridge project, which might require additional capital.

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

		Three months	Three months
		ended	ended
		March 31, 2008	March 31, 2007

Total revenues		$8,272	$10,269

Operating expenses
	Property operating expenses	5,123	4,016
	Real estate taxes, net	932	880
	Property and asset management fees	450	327
	Advertising costs	130	1,413
	Cost of condominium sales	20	3,349
	Less: Asset management fees	(232)	(197)
Total operating expenses		6,423	9,788

Net operating income		$1,849	$481

Reconciliation to Net loss
Net operating income		$1,849	$481

Less:	Depreciation and amortization	(3,554)	(1,994)
	General & administrative expenses	(281)	(128)
	Interest expense, net	(2,184)	(1,958)
	Asset management fees	(232)	(197)
	Inventory valuation adjustment	(1,127)	—
	Provision for income taxes	(63)	—
Add:	Interest income	34	190
	Minority interest	846	717
	Loss from discontinued operations	(90)	(147)

Net loss		$(4,802)	$(3,036)

See Note 3 to the Consolidated Financial Statements for a description of the restatement and its effects and Note 16 for the recasting of discontinued operations.

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

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of March 31, 2008 and the date of this filing, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2008 and the date of this filing, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Behringer Harvard Short-Term Opportunity Fund I LP

By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: March 30, 2009	By:	/s/ Gary S. Bresky
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