Form 10-Q/A
period 2008-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-03-30
CIK 1179351

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Filing”), to restate our consolidated financial statements as of and for the period ended June 30, 2008 to properly reflect the forgiveness of debt from a related party as a capital contribution rather than income for the year ended December 31, 2007.  In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported that Behringer Harvard Holdings, LLC, a related party, forgave $7.5 million of principal borrowings and all accrued interest pursuant to a loan agreement entered into on November 9, 2007.  The debt forgiveness was accounted for as income in our financial statements and the notes thereto.  After a series of correspondence with the Securities and Exchange Commission, and after re-weighting the facts and circumstances surrounding the forgiveness of this debt, on December 18, 2008, our management concluded that the debt forgiveness should have been accounted for as a capital contribution by our general partner in our financial statements and notes thereto.  We amended our Annual Report on Form 10-K for the year ended December 31, 2007 to reflect this change.

The effects of this restatement on our consolidated financials statements for the quarter ended June 30, 2008 are described in Note 3 to the financial statements.  The restatement had no impact on our cash or cash equivalents.

In addition, we have updated our financial statements to classify the results of operations for 4245 N. Central, which was sold on September 30, 2008, as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

For the convenience of the reader, we are refiling our entire Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 of this Form 10-Q/A Amendment No. 1.  However, except for the information affected by the restatement and classification of 4245 N. Central as discontinued operations, we have not updated the information contained herein for events or transactions occurring subsequent to the date of the Original Filing and as a result, such information continues to speak as of the date of the Original Filing.  We recommend that this Form 10-Q/A be read in conjunction with the reports and any amendments thereto we have filed with the SEC subsequent to the Original Filing.

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

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-Q/A

Quarter Ended June 30, 2008

PART I
FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited).

	Consolidated Balance Sheets as of June 30, 2008 (as restated) and December 31, 2007 (as restated)	4

	Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007	5

	Consolidated Statements of Partners’ Capital and Comprehensive Loss for the year ended December 31, 2007 (as restated) and the six months ended June 30, 2008 (as restated)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4T.	Controls and Procedures.	33

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Submission of Matters to a Vote of Security Holders.	34

Item 5.	Other Information.	34

Item 6.	Exhibits.	35

Signature		36

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

(unaudited)

	June 30,	December 31,
	2008	2007
	(as restated -	(as restated -
	see Note 3)	see Note 3)

Assets
Real estate
Land	$37,080	$38,676
Buildings, net	100,335	102,324
Real estate under development	2,998	78
Total real estate	140,413	141,078

Condominium inventory, net	58,205	57,903
Cash and cash equivalents	4,621	4,907
Restricted cash	4,153	3,476
Accounts receivable, net	4,461	2,878
Receivable from related party	38	967
Prepaid expenses and other assets	1,130	1,065
Furniture, fixtures, and equipment, net	4,208	4,823
Deferred financing fees, net	1,114	1,162
Lease intangibles, net	4,764	7,022
Total assets	$223,107	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$151,184	$145,637
Note payable to related party	3,500	—
Accounts payable	1,923	1,295
Payables to related parties	297	105
Acquired below-market leases, net	93	119
Distributions payable	252	260
Accrued liabilities	6,684	8,251
Capital lease obligations	207	234
Total liabilities	164,140	155,901

Commitments and contingencies

Minority interest	931	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized,10,803,839 units issued and outstanding at June 30, 2008 and December 31, 2007	51,220	60,013
General partners	7,537	7,537
Accumulated other comprehensive loss	(721)	(579)
Total partners’ capital	58,036	66,971
Total liabilities and partners’ capital	$223,107	$225,281

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

(in thousands, except per unit amounts)

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Rental revenue	$3,112	$3,134	$7,463	$6,075
Hotel revenue	4,134	4,118	8,055	8,076
Condominium sales	510	4,862	510	8,232
Total revenues	7,756	12,114	16,028	22,383

Expenses
Property operating expenses	4,457	4,562	9,580	8,578
Inventory valuation adjustment	258	—	1,385	—
Interest expense, net	1,967	2,687	4,151	4,645
Real estate taxes, net	1,161	1,000	2,093	1,880
Property and asset management fees	481	365	931	692
General and administrative	262	274	543	402
Advertising costs	85	364	215	1,777
Depreciation and amortization	1,605	2,004	5,159	3,998
Cost of condominium sales	404	4,542	424	7,891
Total expenses	10,680	15,798	24,481	29,863

Interest income	11	93	45	283
Loss on sale of assets	(2)	—	(2)	—
Loss before income taxes and minority interest	(2,915)	(3,591)	(8,410)	(7,197)

Provision for income taxes	(69)	(26)	(132)	(26)
Minority interest	589	640	1,435	1,357
Loss from continuing operations	(2,395)	(2,977)	(7,107)	(5,866)

Discontinued operations
Loss from discontinued operations	(111)	(195)	(256)	(430)
Minority interest	41	73	96	161
Loss from discontinued operations	(70)	(122)	(160)	(269)

Net loss	$(2,465)	$(3,099)	$(7,267)	$(6,135)

Allocation of net loss
Net loss allocated to limited partners	$(2,465)	$(3,099)	$(7,267)	$(6,135)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continued operations	$(0.22)	$(0.28)	$(0.66)	$(0.55)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Basic and diluted net loss per limited partnership unit	$(0.23)	$(0.29)	$(0.67)	$(0.57)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

(in thousands)

(unaudited)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total

Balance as of January 1, 2007	$—	$—	10,804	$82,167	$(5,634)	$—	$76,533

Comprehensive loss:

Net loss (as restated - see Note 3)					(13,460)		(13,460)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss (as restated - see Note 3)					(13,460)	(579)	(14,039)

Contributions (as restated - see Note 3)	7,537						7,537

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007 (as restated - see Note 3)	7,537	—	10,804	79,107	(19,094)	(579)	66,971

Comprehensive loss:

Net loss					(7,267)		(7,267)

Unrealized loss on interest rate swap						(142)	(142)

Total comprehensive loss					(7,267)	(142)	(7,409)

Distributions on limited partnership units				(1,526)			(1,526)

Balance as of June 30, 2008(as restated - see Note 3)	$7,537	$—	10,804	$77,581	$(26,361)	$(721)	$58,036

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

3.                                      Restatement of Consolidated Financial Statements

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, management determined that the consolidated financial statements as of and for the year ended December 31, 2007 required restatement to correctly account for debt forgiveness associated with a promissory note payable to Behringer Harvard Holdings, LLC, an affiliate of our General Partner, as a capital contribution rather than income.  This correction impacts partner capital accounts that were previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

The following table presents the effects of the restatement on our consolidated balance sheets and statements of partners’ capital and comprehensive loss as of June 30, 2008 (in thousands):

	June 30, 2008
	As previously
	reported	Adjustment	As restated
Consolidated Balance Sheet:
Limited partners	$58,757	$(7,537)	$51,220
General partners	—	7,537	7,537
Total partners’ capital	60,684	—	58,036

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

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2008, including the impact of the amortization of intangibles related to 4245 N. Central which was sold on September 30, 2008, and for each of the following four years ended December 31 is as follows (in thousands):

July 1 - December 31, 2008	$322
2009	286
2010	286
2011	286
2012	86

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 11, “Derivative Instruments and Hedging Activities.”  As of June 30, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2008 and 2007 was $1.2 million and $0.6 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.  Rental revenue for the six months ended June 30, 2008 includes a fee of approximately $1.0 million for the early termination of the single tenant’s lease at 1221 Coit Road.

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

6.             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157, on January 1, 2008, did not have a material effect on our consolidated results of operations of financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We are currently assessing what impact, if any, FSP FAS 157-2 will have on our financial statements.  See Note No. 7. “Assets and Liabilities Measured at Fair Value,” for additional information.

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

8.                                      Real Estate

As of June 30, 2008, we wholly owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
18581 North Dallas Parkway	Dallas, Texas	122,273	two-story office building
18451 North Dallas Parkway	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land
Northwest Highway Land	Dallas, Texas	land	development property

As of June 30, 2008, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
4245 N. Central	Dallas, Texas	87,292	six-story office building	62.5	%(1)
1221 Coit Road	Dallas, Texas	105,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%

(1)  Property was sold subsequent to June 30, 2008 and is reported as part of discontinued operations. .

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

                                                On February 27, 2008, we entered into an agreement with J.L. Armstrong Trust and Paul and Wilma Nothern Family Trust, both of which are unaffiliated third parties, in which they assigned their combined 20% interest in Behringer Harvard Northwest Highway LP, a Texas limited partnership (the “Northwest Highway Land Partnership”) to us and were released from any debt obligation under the limited partnership agreement.  No consideration was exchanged in the assignment of the interest to us.  The Northwest Highway Land Partnership was formed to purchase the Northwest Highway Land.  As a result of the agreement, we own a 100% interest in the property as of February 27, 2008.

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

10.                               Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	Balance		Interest	Maturity
Description	June 30, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	Paid
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan	4,304	4,387	3 mo LIBOR + 1.5% (2)	12/4/2008
Plaza Skillman Loan	9,650	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	378	419		4/11/2011
4245 N. Central Loan	6,674	6,435	3 mo LIBOR + 1.9% (2) (4)	8/17/2009
Hotel Palomar and Residences Texans Loan	30,390	30,390	Prime + 0.5% (1)	10/1/2008
Hotel Palomar and Residences Bank of America Loan	41,337	41,681	3 mo LIBOR + 1.75% (2)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	814	7.25% to 9.5%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	4,466	30-day LIBOR + 2.25% (3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	2,544	—	Prime + 0.5% (1)	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5% (1)	9/29/2008
Cassidy Ridge Loan	6,997	6,997	Prime + 0.75% (1)	10/1/2009
Revolver Agreement	11,250	11,250	30-day LIBOR + 1.75% (3)	9/1/2008
Amended BHH Loan - related party	3,500	—	5.0%	3/27/2011
	$154,684	$145,637

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), an affiliate of our General Partners, or its affiliates, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1%

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2008 and 2007, we incurred property management fees payable to HPT Management, or its affiliates, of $0.2 million and $0.3 million, respectively, of which approximately $26,000 and $28,000 is reported in discontinued operations, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For each of the six months ended June 30, 2008 and 2007, we incurred asset management fees of $0.5 million, of which approximately $40,000 and $70,000, respectively, was capitalized to real estate and $20,000 is reported in discontinued operations for each of the six months ended June 30, 2008 and 2007.

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

15.                               Discontinued Operations

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet, to an unaffiliated third party for a contract sale price of $10.5 million.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4.5 million, with the remaining proceeds distributed to unitholders in a special distribution on November 10, 2006.  On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Woodall Rodgers Property and 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  The results for the three and six months ended June 30, 2007 include final settlements for operations of the Woodall Rodgers Property.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Rental revenue	$395	$282	$772	$552

Expenses
Property operating expenses	201	147	379	299
Real estate taxes	55	51	112	102
Property and asset management fees	23	25	48	46
Interest expense	92	131	201	261
Depreciation and amortization	136	124	290	275
Total expenses	507	478	1,030	983

Interest income	1	1	2	1
Loss from discontinued operations	$(111)	$(195)	$(256)	$(430)

Minority interest	41	73	96	161
Loss from discontinued operations	$(70)	$(122)	$(160)	$(269)

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

We sold 4245 N. Central on September 30, 2008, which is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  See Note 15 in the consolidated financial statements.

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for each of the three months ended June 30, 2008 and 2007 was $3.1 million and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  As a result of the expiration of the lease at 18581 Dallas Parkway, management expects rental revenue to decrease in the near future.

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

Property Operating Expenses. Property operating expenses for the three month periods ended June 30, 2008 and 2007 were $4.5 million and $4.6 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  We expect property operating expenses to remain relatively constant in the near future.

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

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2008 and 2007 was $2.0 million and $2.7 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our three investments in partnerships that we consolidated.  The decrease in interest expense for the three months ended June 30, 2008 is primarily the result of the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.  For the three months ended June 30, 2008, we capitalized interest costs of $34,000 for Northwest Highway Land and $0.2 million for Cassidy Ridge.  For the three months ended June 30, 2007, we capitalized interest costs of $0.3 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2008 and 2007 were $1.2 million and $1.0 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively unchanged in the near future.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2008 was $1.6 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended June 30, 2007, depreciation and amortization expense associated with our consolidated properties was $2.0 million.  The decrease in depreciation and amortization expense is primarily due to accelerated amortization of lease intangibles associated with the termination of leases during the first quarter of 2008, partially offset by new leasing activity at 250/290 John Carpenter Freeway.

Cost of Condominium Sales. Cost of condominium sales for the three months ended June 30, 2008 and 2007 was $0.4 million and $4.5 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for each of the three months ended June 30, 2008 and 2007 was $0.6 million and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidated during the periods.  We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the three months ended June 30, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008.

Minority Interest. Minority interest income from discontinued operations for three months ended June 30, 2008 and 2007 was $40,000 and $70,000, respectively, and represents the other partners’ proportionate share of losses from 4245 N. Central which was sold on September 30, 2008.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the six months ended June 30, 2008 and 2007 was $7.5 million and $6.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from our consolidated properties.  The increase in revenue for the six months ended June 30, 2008 is primarily a result of the early termination fee of $1.0 million, which is included in rental revenue, from the single tenant’s lease at 1221 Coit Road and new leasing at 250/290 John Carpenter Freeway.  As a result of the early termination of the single tenant lease at 1221 Coit Road and the expiration of leases at 18451 Dallas Parkway and 18581 Dallas Parkway, management expects rental revenue to decrease in the near future.

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

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2008 and 2007 were $9.6 million and $8.6 million, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses for the six months ended June 30, 2008 is primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA did not make scheduled rental payments on its leases at 18581 Dallas Parkway and 18451 Dallas Parkway during 2008.  Without the occurrence of similar transactions in the near future, we expect property operating expenses to decrease.

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

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2008 and 2007 was $4.2 million and $4.6 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our three investments in partnerships that we consolidated.  The decrease in interest expense for the six months ended June 30, 2008 is primarily the result of the decrease in variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  We currently have no plans to manage the operations of Cassidy Ridge or Northwest Highway Land when development is complete.  For the six months ended June 30, 2008, we capitalized interest costs of $50,000 for Northwest Highway Land, and $0.5 million for Cassidy Ridge.  For the six months ended June 30, 2007, we capitalized interest costs of $0.6 million for the condominiums at Hotel Palomar and Residences, $0.1 million for Northwest Highway Land and $0.5 million for Cassidy Ridge.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2008 and 2007 were $2.1 million and $1.9 million, respectively, and were comprised of real estate taxes from each of our consolidated properties.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2008 and 2007 were $0.9 million and $0.7 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase is primarily due to an increase in activity at Hotel Palomar and Residences during the six months ended June 2008.  We expect property and asset management fees to remain constant in the near future.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2008 was $5.2 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the six months ended June 30, 2007, depreciation and amortization expense associated with our consolidated properties was $4.0 million.  The increase in depreciation and amortization expense is primarily due to accelerated amortization of lease intangibles associated with the expiration of the single tenant leases at 18451 Dallas Parkway and 18581 Dallas Parkway and new leasing activity at 250/290 John Carpenter Freeway.  We expect depreciation and amortization expense to remain relatively constant in the near future.

Cost of Condominium Sales. Cost of condominium sales for the six months ended June 30, 2008 and 2007 was $0.4 million and $7.9 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  We expect costs from the sale of condominiums to continue as we sell additional condominium units.

Minority Interest. Minority interest income for each of the six month periods ended June 30, 2008 and 2007 was $1.4 million and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidated during the periods.  We acquired the 20% minority interest in Northwest Highway Land on February 27, 2008.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the six months ended June 30, 2008 and 2007 was approximately $0.3 million and $0.4 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008 and final settlements for operations of the Woodall Rodgers Property.

Minority Interest. Minority interest income from discontinued operations for six months ended June 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively, and represents the other partners’ proportionate share of losses from 4245 N. Central which was sold on September 30, 2008.

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

Cash used in investing activities for the six months ended June 30, 2008 was $2.8 million and was primarily comprised of capital expenditures for real estate of $2.3 million and the increase in restricted cash related to our properties of $0.7 million.  Cash used in investing activities for the six months ended June 30, 2007 was $10.9 million and was primarily comprised of capital expenditures for real estate.

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

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute cash from operations and nonliquidating sales of properties to limited partners unless our General Partners determine that it is in our best interest to reinvest the proceeds from any particular sale in other real estate investments to meet our investment objectives.  However, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total revenues	$7,756	$12,114	$16,028	$22,383

Operating expenses
Property operating expenses	4,457	4,562	9,580	8,578
Real estate taxes, net	1,161	1,000	2,093	1,880
Property and asset management fees	481	365	931	692
Advertising costs	85	364	215	1,777
Cost of condominium sales	404	4,542	424	7,891
Less: Asset management fees	(233)	(232)	(464)	(429)
Total operating expenses	6,355	10,601	12,779	20,389

Net operating income	$1,401	$1,513	$3,249	$1,994

Reconciliation to Net loss
Net operating income	$1,401	$1,513	$3,249	$1,994

Less: Depreciation and amortization	(1,605)	(2,004)	(5,159)	(3,998)
General and administrative expenses	(262)	(274)	(543)	(402)
Interest expense, net	(1,967)	(2,687)	(4,151)	(4,645)
Asset management fees	(233)	(232)	(464)	(429)
Inventory valuation adjustment	(258)	—	(1,385)	—
Provision for income taxes	(69)	(26)	(132)	(26)
Add: Interest income	11	93	45	283
Minority interest	589	640	1,435	1,357
Loss from discontinued operations	(70)	(122)	(160)	(269)
Loss on sale of assets	(2)	—	(2)	—

Net loss	$(2,465)	$(3,099)	$(7,267)	$(6,135)

See Note 3 to the Consolidated Financial Statements for a description of the restatement and its effects and see Note 15 for the recasting of discontinued operations.

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

Disposition Policies

As noted previously, we have completed the Offering.  We anticipate that, prior to our termination and dissolution, all of our properties will be sold.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable other than for 4245 Central as set forth in more detail in Part II, Item 5.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or after February 19, 2010, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of June 30, 2008 and the date of this filing, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2008 and the date of this filing, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

The Partnership has invested approximately $3.5 million in equity in the building, which constitutes approximately 3.2% of the gross proceeds raised by the Partnership during the Offering.

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

The Partnership was able to lease the first floor space to a bank, satisfying the first prong of its strategy.  Unfortunately, neither of the two existing tenants renewed their leases, and it took longer than the Partnership had expected to re-lease that space.  In addition, it took approximately 18 months longer than expected to lease the top floor space.  As a result, although the building is now 86.4% leased, the increased tenant improvement costs incurred by the Partnership, as well as the carrying costs and certain unexpected capital expenditures by the Partnership, have increased the Partnership’s basis in the building to the point where its general partners believe that it is unlikely that the Partnership will be able to sell the building for a price that will result in a cash on cash gain to the Partnership.  In addition, to obtain a sales price that would result in a cash on cash gain to the Partnership, the current tenants would have to renew their leases, or the building would need to attract new tenants, at substantially higher rents than the general partners believe will be supportable in the market during the expected term of the Partnership.  Even if new tenants at such higher rents could be obtained, the general partners’ assessment is that capital expenditures and tenant improvement costs would offset the value obtained in a sale.  Furthermore, the general partners’ analysis indicates that the building adds minimal or no net operating income to the Partnership.

Unsolicited Offer and Behringer Harvard Holdings Decision to Purchase

In March 2008, the Partnership’s general partners received an unsolicited offer for the purchase of 4245 N. Central.  The general partners considered the offer to be an above-market offer, but below a price that would be acceptable for the Partnership, given the Partnership’s high basis in the building.  The high basis in the building, coupled with the general partners’ analysis that the building is unlikely to achieve an acceptable sales price during the expected term of the Partnership and the fact that the building adds minimal or no net operating income to the Partnership, led to the general partners’ determination that it is in the best interests of the Partnership’s limited partners for Behringer Harvard Holdings to purchase the building now at a higher price than the unsolicited offer, and provide the limited partners with a small cash-on-cash gain and return of capital.  Behringer Harvard Holdings would then sell the building at a lower price pursuant to the unsolicited offer and suffer the loss on the building.  In addition, as part of the proposed transaction, the Partnership’s joint venture partner in the building has agreed that the difference between the purchase price paid by Behringer Harvard Holdings and the price at which Behringer Harvard Holdings subsequently sells the property in purchase price will solely benefit the

Partnership’s limited partners, and the real estate broker in the transaction has agreed to take a commission only with respect to the resale by Behringer Harvard Holdings to the third party purchaser.

Although the purchase price to be paid by Behringer Harvard Holdings is well above the approximately $7.7 million purchase price paid by the Partnership for the property in August 2004, with the Partnership’s current basis in the building, the sale to Behringer Harvard Holdings would result in approximately a 1.0% cash on cash gain to the Partnership’s limited partners.  In connection with its consideration of the purchase of the property, Behringer Harvard Holdings has obtained two appraisals of the building from nationally recognized real estate firms that offer valuation services, as outlined in the purchase process described in the Partnership’s proxy statement with respect to the Special Meeting, and would purchase the property using the form of purchase agreement presented to the Partnership’s limited partners in the proxy statement.  The purchase price that Behringer Harvard Holdings would pay is 32.6% higher than the $8.9 million average of the two appraisals received on the property.  In addition, while the identified third-party purchaser is also offering a price higher than the average of the two appraisals, it is still substantially less than the purchase price Behringer Harvard Holdings is paying to the Partnership.

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