Form 10-Q/A
period 2008-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-03-30
CIK 1179351

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008 (the “Original Filing”), to restate our consolidated financial statements as of and for the period ended September 30, 2008 to properly reflect the forgiveness of debt from a related party as a capital contribution rather than income for the year ended December 31, 2007.  In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported that Behringer Harvard Holdings, LLC, a related party, forgave $7.5 million of principal borrowings and all accrued interest pursuant to a loan agreement entered into on November 9, 2007.  The debt forgiveness was accounted for as income in our financial statements and the notes thereto.  After a series of correspondence with the Securities and Exchange Commission, and after re-weighting the facts and circumstances surrounding the forgiveness of this debt, on December 18, 2008, our management concluded that the debt forgiveness should have been accounted for as a capital contribution by our general partner in our financial statements and notes thereto.  We amended our Annual Report on Form 10-K for the year ended December 31, 2007 to reflect this change.

The effects of this restatement on our consolidated financials statements for the quarter ended September 30, 2008 are described in Note 3 to the financial statements.  The restatement had no impact on our cash or cash equivalents.

For the convenience of the reader, we are refiling our entire Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008 by means of this Form 10-Q/A Amendment No. 1.  However, except for the information affected by the restatement, we have not updated the information contained herein for events or transactions occurring subsequent to the date of the Original Filing and as a result, such information continues to speak as of the date of the Original Filing.  We recommend that this Form 10-Q/A be read in conjunction with the reports and any amendments thereto we have filed with the SEC subsequent to the Original Filing.

The following items have been amended as a result of the restatement and no other information in the Original Filing has been amended hereby as a result of the restatement:

Part I — Item 1.  Financial Statements

Part I — Item 4T.  Controls and Procedures

In addition, pursuant to the rules of the SEC, this report has been amended to contain currently-dated certifications from the Chief Executive Officer and Chief Financial Officer of our general partner, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-Q/A

Quarter Ended September 30, 2008

		Page

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2008 (as restated) and December 31, 2007 (as restated)	4

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007	5

	Consolidated Statements of Partners’ Capital and Comprehensive Loss for the year ended December 31, 2007 (as restated) and the nine months ended September 30, 2008 (as restated)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T.	Controls and Procedures	35

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signature		38

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

(in thousands, except unit amounts)

(unaudited)

	September 30,	December 31,
	2008	2007
	(as restated -	(as restated -
	see Note 3)	see Note 3)

Assets
Real estate
Land	$31,000	$38,676
Buildings and improvements, net	92,392	102,324
Real estate under development	—	78
Total real estate	123,392	141,078

Real estate inventory, net	62,442	57,903
Cash and cash equivalents	8,160	4,907
Restricted cash	4,011	3,476
Accounts receivable, net	4,376	2,878
Receivable from related party	—	967
Prepaid expenses and other assets	1,097	1,065
Furniture, fixtures, and equipment, net	3,911	4,823
Deferred financing fees, net	1,067	1,162
Lease intangibles, net	4,201	7,022
Total assets	$212,657	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$140,375	$145,637
Note payable to related party	10,900	—
Accounts payable	2,995	1,295
Payables to related parties	351	105
Acquired below-market leases, net	71	119
Distributions payable	252	260
Accrued liabilities	7,495	8,251
Capital lease obligations	194	234
Total liabilities	162,633	155,901

Commitments and contingencies

Minority interest	301	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2008 and December 31, 2007	41,012	60,013
General partners	9,208	7,537
Accumulated other comprehensive loss	(497)	(579)
Total partners’ capital	49,723	66,971
Total liabilities and partners’ capital	$212,657	$225,281

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

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

(in thousands)

(unaudited)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total

Balance as of January 1, 2007	$—	$—	10,804	$82,167	$(5,634)	$—	$76,533

Comprehensive loss:

Net loss (as restated - see Note 3)					(13,460)		(13,460)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss (as restated - note 3)					(13,460)	(579)	(14,039)

Contributions (as restated - see Note 3)	7,537						7,537

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007 (as restated - note 3)	7,537	—	10,804	79,107	(19,094)	(579)	66,971

Comprehensive loss:

Net loss					(16,704)		(16,704)

Unrealized gain on interest rate swap						82	82

Total comprehensive loss					(16,704)	82	(16,622)

Contributions	1,671						1,671

Distributions on limited partnership units				(2,297)			(2,297)

Balance as of September 30, 2008 (as restated - see note 3)	$9,208	$—	10,804	$76,810	$(35,798)	$(497)	$49,723

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

3.                                      Restatement of Consolidated Financial Statements

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, management determined that the consolidated financial statements as of and for the year ended December 31, 2007 required restatement to correctly account for debt forgiveness associated with a promissory note payable to Behringer Harvard Holdings, LLC, an affiliate of our General Partner, as a capital contribution rather than income.  This correction impacts partner capital accounts that were previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

The following table presents the effects of the restatement on our consolidated balance sheets and statements of partners’ capital and comprehensive loss as of September 30, 2008(in thousands):

	September 30, 2008
	As previously
	reported	Adjustment	As restated
Consolidated Balance Sheet:
Limited partners	$48,549	$(7,537)	$41,012
General partners	1,671	7,537	9,208
Total partners’ capital	49,723	—	49,723

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  See Note 11, “Derivative Instruments and Hedging Activities.”  As of September 30, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

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

Dispositions

On September 30, 2008, we sold a six-story office building located on approximately 0.7 acres in Dallas, Texas (“4245 N. Central”) through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  The property was sold to Behringer Harvard Holdings, LLC (“BHH”), an affiliate of our General Partners, for a contract sales price of $12.0 million.  The property was then sold by BHH to an unaffiliated third party for a contract sales price of $10.2 million.  Because the property was sold to an affiliate of our General Partners and was subsequently sold to an unaffiliated third party, which set the market price of the propety, we realized a gain of $1.6 million based on the sales price to the third party of $10.2 million, and recorded the remaining proceeds of $1.7 million as a capital contribution by our General Partners during the quarter ended September 30, 2008.

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

10.                               Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	September 30, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	Paid
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan	4,304	4,387	3 mo LIBOR + 1.5%(2)	12/4/2008
Plaza Skillman Loan	9,615	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	356	419		4/11/2011
4245 N. Central Loan	—	6,435	3 mo LIBOR + 1.9%(2)	(4)
Hotel Palomar and Residences Credit Union Liquidity Services	25,390	30,390	Prime + 0.5%(1)	10/1/2009
Hotel Palomar and Residences Bank of America Loan	41,081	41,681	3 mo LIBOR + 1.75%(2)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	814	7.25% to 9.5%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	4,466	30-day LIBOR + 2.25%(3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	3,722	—	6.0%	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4%(2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4%(2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5%(1)	9/29/2008 (5)
Cassidy Ridge Loan	6,997	6,997	6.5%	10/1/2011
Revolver Agreement	11,250	11,250	30-day LIBOR + 1.75%(3)	10/30/2008
Notes payable	140,375	145,637
Amended BHH Loan - related party	10,900	—	5.0%	3/27/2011
	$151,275	$145,637

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Prime rate at September 30, 2008 was 5.0%.

(2)	Three month LIBOR was 4.0% at September 30, 2008.

(3)	30-day LIBOR was 3.9% at September 30, 2008.

(4)	Property sold on 9/30/08.

(5)	We are currently in discussions with the lender to execute a one-year extension.

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

Additionally, on September 25, 2008, Behringer Harvard Mockingbird Commons LLC (“Mockingbird Borrower”), an entity in which we have a 70% direct and indirect ownership interest, entered into the First Amendment to the Note and Construction Loan Agreement (“Amended Mockingbird Loan Agreement”) with Credit Union Liquidity Services, LLC.  On October 4, 2005, the Mockingbird Borrower entered into a promissory note payable to the Mockingbird Lender, whereby the Mockingbird Borrower was permitted to borrow a total principal amount of up to $34 million (“Mockingbird Loan Agreement”).  Proceeds from the loan were used to develop high-rise luxury condominiums at Hotel Palomar and Residences.  The Amended Loan Agreement extends the maturity date, which was originally set to be on October 1, 2008, to October 1, 2009.  If certain conditions are met, the maturity date of the loan may be further extended until October 1, 2010.  Additionally, the Amended Loan Agreement required a principal payment of $5 million which was paid on September 25, 2008 from proceeds provided by borrowings from the Second Amended BHH Loan.  The interest rate under the Amended Mockingbird Loan Agreement will continue to be at the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2009.  A final payment of the principal and unpaid accrued interest is due and payable on the maturity date.  We have guaranteed payment of the obligation under the Amended Mockingbird Loan Agreement.  As of September 30, 2008, the outstanding balance under this note was $25.4 million.

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Maximum borrowings available under the Revolver Agreement were $11.25 million, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or LIBOR plus one and three-quarters percent (1.75%), or a combination of each.  The Revolver which was set to mature on September 1, 2008, was subsequently extended to mature on October 30, 2008.  We entered into the Third Amendment to the Credit Agreement on October 30, 2008, whereby the maturity date was extended to August 30, 2009.  The interest rate under the Third Amendment to the Credit Agreement is LIBOR plus three and one-half percent (3.5%) with quarterly principal payments of $0.4 million due on November 17, 2008, February 1, 2009, May 1, 2009 and August 1, 2009.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 4245 N. Central and the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations. The results for the nine months ended September 30, 2007 include final settlements of approximately $2,000 in operating expenses of the Woodall Rodgers Property which was sold on July 24, 2006.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

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

16.                               Subsequent Event

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q/A.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q/A include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K/.A for the year ended December 31, 2007, as filed with the SEC.

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

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the three months ended September 30, 2008 of $1.6 million.  The gain was a result of the sale of 4245 N. Central on September 30, 2008 (see Note 15.  “Discontinued Operations”).  There were no sales of discontinued operations for the three months ended September 30, 2007.

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

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the nine months ended September 30, 2008 of $1.6 million.  The gain was a result of the sale of 4245 N. Central on September 30, 2008 (see Note 15.  Discontinued Operations).  There were no sales of discontinued operations for the three months ended September 30, 2007.

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

Cash used in operating activities for the nine months ended September 30, 2008 was $9.7 million and was comprised primarily of the net loss of $16.7 million, adjusted for depreciation and amortization of $7.9 million and inventory valuation adjustments of $8.0, the gain on the sale of discontinued operations of $1.6 million and minority interest income of $1.2 million, an increase in real estate inventory of $4.0 million and other changes in working capital accounts of $1.1 million.  Cash used in operating activities for the nine months ended September 30, 2007 was $6.2 million and was comprised primarily of the net loss of $9.8 million, adjusted for depreciation and amortization of $8.1 million and changes in working capital accounts of $7.0 million.

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

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of September 30, 2008 and the date of this filing, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2008 and the date of this filing, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.                                                  Risk Factors.

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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