Form 10-K
period 2008-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-03-31
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $101,988,240, assuming a market value of $9.44 per unit of limited partnership interest.

As of March 13, 2009, the registrant had 10,803,839 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-K

Year Ended December 31, 2008

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

PART I

Item 1.            Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109.2 million.  As of December 31, 2008, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of December 31, 2008, ten of the twelve properties we acquired remain in our portfolio.  We are not currently seeking to purchase any additional properties; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  As of December 31, 2008, we wholly owned eight properties and we owned interests in two properties through separate limited partnerships or joint venture arrangements.

At a special meeting of our limited partners held on August 29, 2008, the Partnership’s limited partners approved the Partnership’s Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), which amends and restates the Partnership’s Amended and Restated Agreement of Limited Partnership, as amended (the “Amended and Restated Partnership Agreement”).  The Partnership Agreement was executed and adopted by the Partnership on September 5, 2008.

The following is a summary of the material amendments to the Partnership Agreement that were executed and adopted by the Partnership.  In addition to the material amendments described below, certain non-material amendments and conforming changes are reflected in the Partnership Agreement.

•                  Remove limitations contained in NASAA Guidelines with respect to the ability of the Partnership to borrow funds from its general partners or their affiliates.

•                  To allow the Partnership to own or lease property in a general partnership or joint venture with an affiliate of its general partners that is not publicly registered.

•                  To allow the Partnership’s general partners and their affiliates to purchase all or any portion of the interest of partners or joint venturers (other than the Partnership) in a joint venture or partnership in which the Partnership has an interest.  If the Partnership’s general partners or their affiliates make such a purchase, the terms of the partnership or joint venture at or after such sale to the general partners or their affiliates could not be amended in a way that would adversely affect the Partnership or its limited partners.

•                  To remove the NASAA Guidelines provisions that prohibit sales and leases of Partnership property to the Partnership’s general partners and their affiliates.  There are however, safeguards for such transactions in order to ensure that the sale price or lease terms are fair and reasonable to the Partnership.

•                  To conform access to the Partnership’s books and records to Texas law.

•                  To remove suitability requirement for transfers.  Formerly, limited partners were permitted to transfer their units only to persons or entities that met the suitability standards under NASAA Guidelines.

The Partnership Agreement provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership, pursuant to the liquidation and termination provisions of the Partnership Agreement.

Until December 31, 2008, the value of our units have been deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units was performed.  As of December 31, 2008, we estimate the per unit valuation to be $9.44, due to special distributions of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Notwithstanding the above, in February 2009 the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

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

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, at the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sales proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment.  Thus, we are intended to be self-liquidating in nature.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after February 19, 2010.  Our General Partners may also determine not to distribute net sales proceeds if such proceeds are:

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

•                  to realize growth in the value of our properties upon the ultimate sale of such properties; and

•                  either (1) to make an orderly disposition of the properties and distribute the cash to the investors or (2) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard program.

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

Borrowing Policies

We use debt secured by real estate as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio.  By operating on a leveraged basis, we have more funds available for investment in properties and other investments.  This enables us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  Furthermore, the use of leverage brings with it the risk of default on the mortgage payments and a subsequent foreclosure of a particular property.

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment. According to our Partnership Agreement, the total amount of indebtedness that may be incurred by us can not exceed at any time the sum of (1) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (2) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing.  We expect but cannot assure that, at any time, the total amount of indebtedness incurred will not exceed 75% of our aggregate asset value.

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

Our General Partners are Robert M. Behringer and Behringer Advisors II.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Robert J. Chapman, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox and Jon L. Dooley are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors II and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflict resolution policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Our General Partners and their affiliates are general partners, executive officers or directors of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future.  Our General Partners and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us.  As general partners, they may have contingent liabilities for the obligations of other programs structured as partnerships as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

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

•                  the amount of funds available to each program and the length of time such funds have been available for investment; and

•                  in the case of other Behringer Harvard sponsored programs, the potential effect of leverage on such investment.

Mr. Behringer and his affiliates have sponsored privately offered and publicly registered real estate programs with substantially similar investment objectives as ours, and which are still operating and may acquire additional properties in the future.  Conflicts of interest may arise between these entities and us.

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

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located.  In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers as well as under other circumstances.  Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Managers

We anticipate that properties we acquire will be managed and leased by HPT Management Services LP, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, our affiliated property managers, or their affiliates (individually or collectively referred to as “Property Manager”). The agreements with our Property Manager expire in June 2010, but automatically extend for successive seven year terms.  We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of the Property Manager.  HPT Management Services LP and Behringer Harvard Real Estate Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Significant Tenants

As of December 31, 2008, four tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18451 Dallas Parkway and 18581 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  CompUSA, Inc. accounted for rental revenue of approximately $1.7 million, or 14% of our rental revenues for the year ended December 31, 2008.  We executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to Tellabs, Inc. who accounted for approximately $1.8 million or 15% of our rental revenues for the year ended December 31, 2008.  Telvista, Inc., an outsourcing solutions provider, leased 100% of 1221 Coit Road and accounted for rental revenue of $1.3 million, or approximately 11% of our rental revenues for the year ended December 31, 2008.  This tenant decided to terminate its lease, which was set to expire on March 31, 2013, effective March 31, 2008, and agreed to pay an early termination fee of approximately $1.0 million which is included in rental revenues for the year ended December 31, 2008.  Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2.0 million or 16% of our aggregate rental revenue for the year ended December 31, 2008.

Leasing

We experienced net leasing losses of approximately 280,000 rentable square feet during the year ended December 31, 2008.  As noted above, approximately 360,000 rentable square feet expired or terminated early at three of our office buildings.  We successfully executed a long-term direct lease for approximately 90,000 rentable square feet to one tenant at 18581 Dallas Parkway.  We have marketing efforts underway to re-lease all of our vacated spaces.  Lease expirations of only 5,000 rentable square feet are scheduled during the year ended December 31, 2009.

Employees

We have no employees.  Affiliates of Behringer Advisors II perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations.

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

Item 1A. Risk Factors.

Risks Related to an Investment in Behringer Harvard Short-Term Opportunity Fund I LP

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

Payment of fees to Behringer Advisors II and its affiliates reduces cash available for investment and payment of distributions.

Behringer Advisors II and its affiliates are paid fees for performing various services for us.  These fees were not negotiated at arm’s length and reduce the amount of cash available for investment in properties or to pay distributions to stockholders.

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

We have entered and may in the future enter into joint ventures with other Behringer Harvard sponsored programs or other third parties having investment objectives similar to ours for the acquisition, development or improvement of properties.  We have also purchased and developed properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Affiliates of our General Partners have sponsored, or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (Behringer Harvard Multifamily REIT”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (Behringer Harvard Mid-Term Value Enhancement Fund”).  Mr. Behringer and his affiliate, Behringer Harvard Advisors I LP (an entity that is under common control with our general partner, Behringer Advisors II), act as general partners of Behringer Harvard Mid-Term Value Enhancement Fund I, and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Multifamily REIT and Behringer Harvard REIT II, Inc.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.  In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

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

Mr. Behringer and certain of the key personnel of Behringer Advisors II are also officers of our property managers, our dealer manager and other affiliated entities.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our General Partners, (5) compensation to our General Partners, and (6) our relationship with our dealer manager and property managers.

Because we rely on affiliates of Behringer Holdings for the provision of property management, if Behringer Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Holdings, through one or more of its subsidiaries, owns and controls our Property Manager.  The operations of our Property Manager rely substantially on Behringer Holdings.  In light of the common ownership of this entity and its reliance on Behringer Holdings, we consider the financial condition of Behringer Holdings when assessing the financial condition of our Property Manager.  In the event that Behringer Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant and costly disruption of our business.

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

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our

Property Manager in the performance of their duties.  Our General Partners may find the performance of our Property Manager to be unsatisfactory.  However, such performance by the Property Manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

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

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters.  Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may have the following consequences:

•                  the financial condition of our tenants, which include financial, legal and other professional firms, may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•                  significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•                  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•                  reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•                  the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

•                  one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

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

 We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At December 31, 2008, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

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

•                  ability to collect rent from tenants;

•                  changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•                  the illiquidity of real estate investments generally;

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

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

We depend on independent management companies to adequately operate our hotel and will depend on independent management companies for any additional lodging facilities we acquire.  We generally will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates).  Thus, even if we believe our hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotel.  We can only seek redress if a management company violates the terms of the applicable management agreement, and then only to the extent of the remedies provided for under the terms of the management agreement.  In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms and decrease the values of our investments.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our unitholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, we may be required to modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt, focusing on those investments that do not require the use of leverage or pursuing real estate assets other than real properties, in order to meet our portfolio goals.

The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the properties, which could reduce the amount of cash distributions we can make.

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

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

From time to time we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.  There is no assurance that our hedging strategy will achieve our objectives.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We may be unable to manage these risks effectively.

The aggregate amount we may borrow is limited under our Partnership Agreement, which may hinder our ability to secure additional funding when it is needed.

Our Partnership Agreement limits the aggregate amount we may borrow to the sum of (1) with respect to loans insured, guaranteed or provided by the federal government or any state or local government or agency, 100% of the aggregate purchase price of all of our properties which have not been refinanced plus 100% of the aggregate fair market value of all of our refinanced properties and (2) with respect to other loans, the sum of 85% of the aggregate purchase price of all of our properties which have not been refinanced plus 85% of the aggregate fair market value of all of our refinanced properties.  That limitation could have adverse business consequences such as: (1) freezing our ability to purchase additional properties; (2) causing operational problems if there were cash flow shortfalls for working capital purposes; and (3) resulting in the loss of a property if, for example, financing were necessary to repay a default on a mortgage.

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

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance current debt, including with respect to any financing provided by our sponsor, Behringer Harvard Holdings, LLC, could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

We may be audited by the Internal Revenue Service, which could result in the imposition of additional tax, interest and penalties.

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

The State of Texas has enacted legislation that creates a margin tax and decreases state property taxes.  This tax could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to our investors.

The State of Texas enacted legislation that replaces the former Texas franchise tax with a margin tax, which was effective for calendar years beginning after December 31, 2006.  The legislation expands the entities from those that were covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the margin tax.  The tax generally is 1% of an entity’s taxable margin, which is that part of an entity’s total revenue less applicable deductions apportioned to Texas.  The State of Texas also enacted legislation that reduces the state property tax.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  As a result of our significant assets in Texas, the margin tax, combined with the decrease in reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to investors.

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

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

As of December 31, 2008, we owned interests in five office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office and shopping/service center properties represent approximately 1.1 million rentable square feet.

As of December 31, 2008, we wholly-owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
18581 North Dallas Parkway	Dallas, Texas	122,273	two-story office building
18451 North Dallas Parkway	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land
Northwest Highway Land	Dallas, Texas	land	development property

As of December 31, 2008, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
1221 Coit Road	Dallas, Texas	125,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%

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

Item 3.            Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell their units at a time or price acceptable to the limited partner.  It also makes it necessary for us to estimate the value of our limited partnership units.  As of December 31, 2008, we estimate the per unit value of our limited partnership units to be $9.44.  The basis for the valuation was established in our prospectus for the sale of our securities and is set forth below.

In order for FINRA members and their associated persons to participate in the offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units.  For these purposes, the deemed value of our units is $9.44 per unit as of December 31, 2008.  The basis for the valuation of our units is the fact that the public offering price for our units in the Offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers), reduced by $0.56 per unit due to special distributions made in 2005 and 2006 of a portion of the net proceeds from the sale of properties.  However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $9.44 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future.  Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership.  Such a distribution upon liquidation may be less than $9.44 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees, as described in more detail in the accompanying financial statements.  We do not currently anticipate obtaining annual appraisals for the properties we have acquired until fiscal year 2009, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.  We expect to continue to use the $9.44 price as the estimated per unit value until December 31, 2009, provided, however, that if we sell any additional properties and make one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit will be equal to the offering price in the Offering less the amount of all net sale proceeds per unit distributed to investors as a result of the sale of properties.

Notwithstanding the above, in February 2009 FINRA released Regulatory Notice 09-09.  This notice confirms that NASD Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

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

Holders

As of March 13, 2009, we had 10,803,839 limited partnership units outstanding that were held by a total of approximately 4,200 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, if cash distributions are made, the Partnership Agreement requires that such cash distributions be made at least as often as quarterly.  In March 2004, we initiated the declaration of monthly distributions in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.  The following are the distributions declared during the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Fourth Quarter	$771	$771
Third Quarter	771	771
Second Quarter	763	763
First Quarter	763	755
	$3,068	$3,060

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

Recent Sales of Unregistered Securities

None.

Item 6.            Selected Financial Data.

We had ownership interests in ten properties as of December 31, 2008.  As of December 31, 2007, 2006 and 2005, we had ownership interests in eleven properties.  At December 31, 2004, we owned interests in six properties, as our first property acquisition was in February 2004.  We sold 4245 N. Central on September 30, 2008 and the Woodall Rodgers Property on July 24, 2006.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected data below as of and for each of the five years in the period ended December 31, 2008 has been derived from our financial statements (in thousands, except per unit amounts).

	2008	2007	2006	2005	2004

Total assets	$199,918	$225,281	$233,364	$180,577	$99,278

Notes payable	$153,987	$145,637	$135,304	$78,307	$31,235
Other liabilities	10,740	10,264	15,143	6,416	7,488
Minority interest	317	2,409	6,384	7,127	1,695
Partners’ capital	34,874	66,971	76,533	88,727	58,860
Total liabilities and partners’ capital	$199,918	$225,281	$233,364	$180,577	$99,278

	2008	2007	2006	2005	2004
Total revenues	$28,217	$37,048	$18,574	$11,409	$1,125

Gain (loss) on sale of assets	(2)	—	—	1,096	—

Loss from continuing operations	(31,160)	(12,976)	(4,861)	(713)	(827)
Income (loss) from discontinued operations	616	(484)	1,773	(409)	(488)
Net loss	$(30,544)	$(13,460)	$(3,088)	$(1,122)	$(1,315)

Basic and diluted per limited partnership unit data:
Loss from continuing operations	$(2.88)	$(1.20)	$(0.44)	$(0.06)	$(0.32)
Income (loss) from discontinued operations	0.05	(0.05)	0.16	(0.04)	(0.19)
Basic and diluted net loss per limited partnership unit	$(2.83)	$(1.25)	$(0.28)	$(0.10)	$(0.51)

Distributions declared per limited partnership unit	$0.28	$0.28	$0.76	$0.40	$0.31

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

For real estate owned by us through an investment in a limited partnership, joint venture, or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our investments for impairment, management uses appraisals and makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

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

Overview

During 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Results of Operations

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

We had ownership interests in ten properties as of December 31, 2008 and eleven properties as of December 31, 2007.  All investments in partnerships and joint ventures were consolidated with and into our accounts as of December 31, 2008 and 2007.  The operations of 4245 N. Central, which was sold on September 30, 2008, and final settlements of the Woodall Rodgers Property, which was sold on July 24, 2006, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18581 Dallas Parkway and 18451 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  We executed a long-term direct lease for approximately 90,000 rentable square feet of 18581 Dallas Parkway to a tenant who subleased the space.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2008 and 2007 totaled $12.3 million and $12.9 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the year ended December 31, 2008 is primarily the result of the loss of the single tenant leases at 18581 Dallas Parkway and 18451 Dallas Parkway, partially offset by the new lease at one of those properties.  Rental revenue for the year ended December 31, 2008 also includes an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.  Unless we are able to release these vacant properties quickly, management expects rental revenue to decline in the near future.  We currently have lease expirations of approximately 5,000 rentable square feet scheduled during the year ended December 31, 2009.

Hotel Revenue. Hotel revenue for the years ended December 31, 2008 and 2007 was $15.1 million and $15.9 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar and Residences.  Management expects hotel revenue to remain relatively constant in the near future.

Condominium Sales Revenue. Condominium sales revenue for the years ended December 31, 2008 and 2007 was $0.8 million and $8.2 million, respectively, and was comprised of the sales of condominiums located at Hotel Palomar and Residences.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during years ended December 31, 2008 and 2007.  During 2008 and 2007, the U.S. housing market continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability and stricter terms of mortgage financing, deteriorating conditions in the overall economy and rising unemployment.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we will continue to experience a decrease in our condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2008 and 2007 were $18.7 million and $17.3 million, respectively.  Property operating expenses for the years ended December 31, 2008 and 2007 were comprised of expenses related to our daily operation.  The increase in property operating expenses for the year ended December 31, 2008 is primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA did not make all of their scheduled rental payments on its leases at 18581 Dallas Parkway and 18451 Dallas Parkway during 2008.  We also incurred utility costs which were previously paid directly by the tenants who vacated these properties.  Unless we are able to release these properties quickly, management expects property operating expenses to remain at higher levels in the near future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the years ended December 31, 2008 and 2007 was $16.8 and $2.4 million, respectively, and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences and developed land lots at Northwest Highway Land.  During 2008 and 2007, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and deteriorating conditions in the overall economy.  As a result of our evaluations and current economic conditions, we recognized adjustments of $14.9 million and $2.1 million for the years ended December 31, 2008 and 2007, respectively, to reduce the carrying value of condominiums at Hotel Palomar and Residences.  We also recognized adjustments of $1.9 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, to reduce the carrying value of developed land lots at Northwest Highway Land to their estimated fair value.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense for the years ended December 31, 2008 and 2007 was $8.0 million and $9.7 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The decrease in interest expense for the year ended December 31, 2008 is primarily the result of the decrease in variable interest rates.  As of December 31, 2008, approximately $103.7 million of the outstanding balance of our notes payable of $154.0 million have variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  For the year ended December 31, 2008, we capitalized interest costs of approximately $1.2 million associated with the development of Cassidy Ridge and Northwest Highway Land to real estate inventory.  For the year ended December 31, 2007, we capitalized interest costs of approximately $1.8 million associated with the development of Hotel Palomar and Residences, Cassidy Ridge and Northwest Highway Land to real estate inventory.  The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2008 and 2007 were $3.8 million and $3.6 million, respectively, and are expected to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2008 and 2007 were $1.9 million and $1.0 million, respectively.  Asset management fees of approximately $0.9 million were waived by Behringer Advisors II for the year ended December 31, 2007.  No asset management fees were waived for the year ended December 31, 2008.  We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2008 and 2007 were $1.4 million and $0.9 million, respectively.  General and administrative expenses were comprised of auditing fees, advisor administrative services, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the year ended December 31, 2008 is primarily the result of reimbursement to our advisor for administrative services of $0.3 million as well as legal and printing costs incurred for our special meeting of unitholders.  Excluding one-time charges related to the special meeting of unitholders, management expects future general and administrative expenses to remain relatively constant.

Advertising Costs. Advertising costs for the year ended December 31, 2008 was $0.5 million.  Advertising costs for the year ended December 31, 2007 were $2.4 million and included advertising costs for Hotel Palomar and Residences.  Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $8.3 million and $8.4 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.  We expect depreciation and amortization expense to remain relatively constant in the near future.

Cost of Condominium Sales. Cost of condominium sales for the years ended December 31, 2008 and 2007 were $0.7 million and $7.9 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  In 2008 and 2007, the U.S. housing market continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability and stricter terms of mortgage financing, deteriorating conditions in the overall economy and rising unemployment.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we will continue to experience a decrease in costs from the sale of condominiums in the future.

Loss on Derivative Instruments.  Loss on derivative instruments for the year ended December 31, 2008 was $0.9 million.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Minority Interest. Minority interest income for the years ended December 31, 2008 and 2007 was $1.7 million and $3.5 million, respectively, and represents the other partners’ proportionate share of losses of investments in operating partnerships that we consolidated during the two years.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2008 and 2007 was approximately $0.4 million and $0.8 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008 and final settlements of the Woodall Rodgers Property, which was sold on July 24, 2006.

Gain on Sale of Discontinued Operations. We recognized a gain on the sale of discontinued operations for the year ended December 31, 2008 of $1.6 million.  The gain was a result of the sale of 4245 N. Central on September 30, 2008.  There were no sales of discontinued operations for the year ended December 31, 2007.

Minority Interest. Minority interest expense from discontinued operations for the year ended December 31, 2008 was $0.6 million and represents the other partner’s share of income in 4245 N. Central.  Minority interest income from discontinued operations for the year ended December 31, 2007 was $0.3 million and represents the other partners’ proportionate share of losses in 4245 N. Central.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

At December 31, 2007 and 2006, we had eight wholly-owned properties and interests in three properties through investments in partnerships and joint ventures.  All three investments in partnerships and joint ventures were consolidated with and into our accounts for the twelve months ended December 31, 2007 and 2006.  The operations of 4245 N. Central, which was sold on September 30, 2008 and the Woodall Rodgers Property, which was sold on July 24, 2006, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  We purchased Cassidy Ridge, which is currently under development, on May 15, 2006.  The single tenant at 250/290 John Carpenter Freeway terminated its lease effective June 30, 2006 and the boutique hotel at Hotel Palomar and Residences became operational in September 2006.  We sold condominiums at Hotel Palomar and Residences and completed development construction of the Northwest Highway Land during the year ended December 31, 2007.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2007 and 2006 totaled $12.9 million and $16.0 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the year ended December 31, 2007 was primarily the result of a loss of $3.5 million in revenue, including an early termination fee of $1.8 million in 2006, as a result of the termination of the single tenant’s lease at 250/290 John Carpenter Freeway effective June 30, 2006.

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

Property Operating Expenses. Property operating expenses for the years ended December 31, 2007 and 2006 were $17.3 million and $5.4 million, respectively.  The increase in property operating expenses for the year ended December 31, 2007 was primarily due to a full year of hotel operations at Hotel Palomar and Residences and additional costs as a result of new leasing activity at 250/290 John Carpenter Freeway.

Inventory Valuation Adjustment. Inventory valuation adjustment for the year ended December 31, 2007 was $2.4 million and was comprised of non-cash impairment charges related to our condominium inventory at Hotel Palomar and Residences and developed land lots at Northwest Highway Land.  There were no inventory valuation adjustments for the year ended December 31, 2006.

During 2007, the housing market and related condominium sales experienced difficult conditions including high inventory levels, tightening of the credit market and deteriorating conditions in the overall economy.  As a result of our evaluations and economic conditions, we recognized a charge of $0.3 million for the year ended December 31, 2007 to reduce the carrying value of Northwest Highway Land, which contains developed land lots for future sale to luxury homebuilders, to its estimated fair value and a charge of $2.1 million for the year ended December 31, 2007 to reduce the carrying value of condominiums at Hotel Palomar and Residences.

Interest Expense. Interest expense for the years ended December 31, 2007 and 2006 was $9.7 million and $3.8 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The increase in interest expense for the year ended December 31, 2007 is primarily the result of interest expense no longer being capitalized for Hotel Palomar and Residences and Northwest Highway Land as a result of the completion of their development.  Interest costs for the development of Cassidy Ridge continued to be capitalized until development is complete.  For the year ended December 31, 2007, we capitalized interest costs of approximately $1.8 million associated with the development of Hotel Palomar and Residences, Cassidy Ridge and Northwest Highway Land.  For the year ended December 31, 2006, we capitalized interest costs of $4.8 million for Hotel Palomar and Residences, Northwest Highway Land and Cassidy Ridge.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2007 and 2006 were $3.6 million and $2.6 million, respectively.  The increase in real estate taxes for the year ended December 31, 2007 is primarily due to property taxes no longer being capitalized for Hotel Palomar and Residences and Northwest Highway Land as a result of the completion of their development.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2007 and 2006 were $1.0 million and $1.2 million, respectively.  Asset management fees of approximately $0.9 million were waived by Behringer Advisors II for the year ended December 31, 2007.  No asset management fees were waived for the year ended December 31, 2006.

Preopening Costs. Preopening costs for the year ended December 31, 2006 were $1.9 million.  Preopening costs are expensed as incurred.  Expenses incurred included payroll and payroll related expenses, outside services and other expenses related to the construction of Hotel Palomar and Residences.  The hotel began operations in September 2006.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2007 and 2006 were $0.9 million and $0.8 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.

Advertising Costs. Advertising costs for the years ended December 31, 2007 were $2.4 million and were comprised primarily of advertising costs for Hotel Palomar and Residences.  Advertising costs for the year ended December 31, 2006 were $0.1 million and were comprised of advertising costs for our properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $8.4 million and $9.3 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.  The decrease in depreciation and amortization expense for the year ended December 31, 2007 was primarily a result of the write-off of intangibles in conjunction with the early termination of the single tenant’s lease at 250/290 John Carpenter Freeway during the year ended December 31, 2006.

Cost of Condominium Sales. Cost of condominium sales for the year ended December 31, 2007 was $7.9 million and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.  We began selling the condominiums during the first quarter of 2007.

Minority Interest. Minority interest income for the years ended December 31, 2007 and 2006 was $3.5 million and $0.9 million, respectively, and represents the other partners’ proportionate share of losses from investments in our three operating partnerships.

Discontinued Operations

Loss from Discontinued Operations. The loss from discontinued operations for the years ended December 31, 2007 and 2006 was approximately $0.8 million and $1.3 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for 4245 N. Central, which was sold on September 30, 2008, and the Woodall Rodgers Property, which was sold on July 24, 2006.

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

Cash Flow Analysis

We had ownership interests in ten properties as of December 31, 2008.  We had ownership interests in eleven properties as of December 31, 2007 and 2006.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the years ended December 31, 2008, 2007 and 2006.  We sold 4245 N. Central on September 30, 2008 and the Woodall Rodgers Property on July 24, 2006.

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

Cash used in operating activities for the year ended December 31, 2008 was $15.1 million and was comprised primarily of the net loss of $30.5 million, adjusted for depreciation and amortization of $9.5 million and inventory valuation adjustments of $16.8 million, the change in real estate inventory of $6.3 million, changes in working capital accounts of $1.9 million and the gain on sale of discontinued operations of $1.6.  Cash used in operating activities for the year ended December 31, 2007 was $16.0 million and was comprised primarily of the net loss of $13.5 million, adjusted for depreciation and amortization of $10.8 million and changes in working capital accounts of $8.8 million.

Cash provided by investing activities for the year ended December 31, 2008 was $9.4 million and was primarily comprised of proceeds from the sale of 4245 N. Central of $10.1 million.  Cash used in investing activities for the year ended December 31, 2007 was $14.2 million and was primarily comprised of capital expenditures for real estate of $13.4 million.

Cash provided by financing activities was $5.3 million in 2008 versus $14.2 million in 2007.  For the year ended December 31, 2008, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $8.4 million, partially offset by $3.1 million of distributions to our limited partners.  For the year ended December 31, 2007, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $17.9 million, partially offset by $3.1 million of distributions to our limited partners.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash used in operating activities for the year ended December 31, 2007 was $16.0 million and was comprised primarily of the net loss of $13.5 million, adjusted for depreciation and amortization of $10.8 million and changes in working capital accounts of $8.8 million.  Cash provided by operating activities for the year ended December 31, 2006 was $7.0 million and was comprised primarily of the net loss of $3.1 million, partially offset by the gain on sale of discontinued operations of $2.8 million and minority interest income of $1.2 million, adjusted for depreciation and amortization of $12.0 million and changes in working capital accounts of $2.6 million.

Cash used in investing activities for the year ended December 31, 2007 was $14.2 million and was primarily comprised of capital expenditures for real estate of $13.4 million.  Cash used in investing activities for the year ended December 31, 2006 was $49.4 million and was primarily comprised of capital expenditures for real estate of $52.7 million and purchases of properties under development of $7.1 million, partially offset by $9.8 million in proceeds from the sale of the Woodall Rodgers Property.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $4.6 million at December 31, 2008.  Our principal demands for funds will be for the payment of capital improvements, operating expenses, distributions and for the payment of our outstanding indebtedness.  Generally, these cash needs are expected to be met from operations and borrowings, as set forth in more detail below.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of December 31, 2008, of our $154.0 million in debt, $103.7 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of December 31, 2008, $42.1 million of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, $25.4 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.

We have no exposure to money market mutual funds and we have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and we believe that we have placed our deposits with creditworthy financial institutions.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 3% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

On January 31, 2008, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership an additional $0.5 million.  The loan is unsecured, bears interest at a rate of 7.25% and the principal amount of the loan and all accrued interest are due and payable on January 31, 2009.  We are currently in negotiations with the minority interest partner to extend the maturity date of this note.

On January 10, 2007, our minority partner entered into an agreement to loan the Mockingbird Commons Partnership $0.3 million.  The loan, which is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note which was extended to January 1, 2009, has subsequently been extended to May 1, 2009, and the note now bears interest at the rate of 12.0% per annum.

On January 28, 2008, Behringer Harvard Quorum I LP entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used to pay off a loan to the borrower from Citibank, N.A., which was set to mature on July 1, 2008.  The remaining proceeds were used for working capital purposes.  The interest rate under the loan is 7%.  Monthly payments of interest only were due beginning March 5, 2008.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on January 23, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

On November 9, 2007, we entered into a promissory note payable to Behringer Holdings (“BHH Loan”), an affiliate of our General Partners, pursuant to which we could borrow a total principal amount of $10 million.  The interest rate under the BHH Loan was 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan was to be November 9, 2010, and all proceeds from such borrowings were used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of the borrowings and all interest accrued thereon.  As a result, there were no borrowings outstanding under the BHH Loan as of December 31, 2007.  The forgiveness of debt was recorded in our consolidated financial statements as a capital contribution by our General Partners.  While our financial statements reflect the debt forgiveness as a capital contribution, the legal transaction and the federal income tax treatment remains a loan with a later forgiveness thereof.  As such, our general partner will have no right to receive the amount of the debt forgiveness as a return of capital, and this transaction will not be taken into account as a capital contribution by our general partner in determining distributions and allocations pursuant to the Second Amended and Restated Agreement of Limited Partnership.

On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Amended BHH Loan”) pursuant to which we could borrow a maximum of $20 million, subject to approval by the lender.  On August 20, 2008, we entered into the Second Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Second Amended BHH Loan”) pursuant to which we may borrow a maximum of $25 million, subject to approval by the lender.  The borrowings are being used to finance cash flow needs related principally to working capital purposes, capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Second Amended BHH Loan amends and restates the Amended BHH Loan.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Second Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Second Amended BHH Loan is August 19, 2011.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.

We expect that we will continue to require this liquidity support from our sponsor through 2009.  We have borrowed $13.3 million from our sponsor during 2008.  Our sponsor, subject to their approval, may make available to us additional funds under the Second Amended BHH Loan through 2009, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.  As of December 31, 2008, the balance under this note was $13.3 million.

On April 15, 2008, Behringer Harvard Northwest Highway LP entered into five separate loan agreements with Dallas City Bank.  Borrowings under the loan agreements may total up to $5.5 million.  Proceeds from the loans are being used to construct five homes on our Northwest Highway Land.  The interest rate for all of the loans is the prime rate plus one-half of one percent (0.5%), subject to a minimum interest rate of six percent (6.0%).  Monthly payments of interest only are due beginning May 15, 2008.  All principal balances, together with all accrued, but unpaid interest are due and payable on April 15, 2010, the maturity dates.  The loans are guaranteed by us.  As of December 31, 2008, the outstanding balance under these loans was $4.8 million.

On September 25, 2008, Behringer Harvard Mountain Village, LLC (“Cassidy Ridge Borrower”), our wholly-owned subsidiary, entered into the First Modification Agreement (“Amended Cassidy Ridge Loan”) with Credit Union Liquidity

Services, LLC (“Cassidy Ridge Lender”).  On October 12, 2006, the Cassidy Ridge Borrower entered into a promissory note payable to the Telluride Lender (“Cassidy Ridge Loan Agreement”), pursuant to which the Cassidy Ridge Borrower was permitted to borrow a total principal amount of $31.65 million.  Borrowings under the Amended Cassidy Ridge Loan Agreement may total up to $27.65 million.  Proceeds from the loan are being used to construct 23 luxury condominiums on a 1.56 acre site in Telluride, Colorado.  The Amended Cassidy Ridge Loan extends the maturity date, which was originally set to be on October 1, 2009, to October 1, 2011.  If certain conditions are met, including payments to reduce the principal balance, the maturity date of the loan may be further extended until October 1, 2012.  The interest rate under the Amended Cassidy Ridge Loan agreement is equal to the greater of the Wall Street Journal Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011.  A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2011.  Construction of the 23 luxury condominiums is required to be completed no later than December 1, 2010.  We have guaranteed payment of the obligation under the Amended Cassidy Ridge Loan agreement.  The outstanding balance under this note at December 31, 2008 was $7.0 million.

Additionally, on September 25, 2008, Behringer Harvard Mockingbird Commons LLC (“Mockingbird Borrower”), an entity in which we have a 70% direct and indirect ownership interest, entered into the First Amendment to the Note and Construction Loan Agreement (“Amended Mockingbird Loan Agreement”) with Credit Union Liquidity Services, LLC.  On October 4, 2005, the Mockingbird Borrower entered into a promissory note payable to the Mockingbird Lender, whereby the Mockingbird Borrower was permitted to borrow a total principal amount of up to $34 million (“Mockingbird Loan Agreement”).  Proceeds from the loan were used to develop high-rise luxury condominiums at Hotel Palomar and Residences.  The Amended Loan Agreement extends the maturity date, which was originally set to be on October 1, 2008, to October 1, 2009.  If certain conditions are met, the maturity date of the loan may be further extended until October 1, 2010.  Additionally, the Amended Loan Agreement required a principal payment of $5 million which was paid on September 25, 2008 from proceeds provided by borrowings from the Second Amended BHH Loan.  The interest rate under the Amended Mockingbird Loan Agreement will continue to be at the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2009.  A final payment of the principal and unpaid accrued interest is due and payable on the maturity date.  We have guaranteed payment of the obligation under the Amended Mockingbird Loan Agreement.  As of December 31, 2008, the outstanding balance under this note was $25.4 million.

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Maximum borrowings available under the Revolver Agreement were $11.25 million, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or LIBOR, or a combination of each.  The Revolver which was set to mature on September 1, 2008, was subsequently extended to mature on October 30, 2008.  We entered into the Third Amendment to the Credit Agreement on October 30, 2008, whereby the maturity date was extended to August 30, 2009.  The interest rate under the Third Amendment to the Credit Agreement is LIBOR plus three and one-half percent (3.5%) with additional quarterly principal payments of $0.4 million due on February 1, 2009, May 1, 2009 and August 1, 2009.  The outstanding balance under this note was $11.9 million as of December 31, 2008.

On December 4, 2008, Behringer Harvard 1221 Coit LP (“Coit Borrower”) entered into a loan agreement with Meridian Bank Texas.  Borrowings under the loan agreement were $4.0 million.  Proceeds from the loan were used to pay off a loan to the borrower from Washington Mutual, which was set to mature on that same date.  The interest rate under the loan is the greater of the prime rate plus one percent (1.0%) or 7%.  Monthly payments of interest only are due beginning January 4, 2009.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on December 4, 2011, the maturity date.  The loan is guaranteed by us and the borrower.  As of December 31, 2008, the outstanding balance of this note was $4.0 million.

Also on December 4, 2008, Behringer Harvard Mockingbird Commons LLC entered into the First Amendment Agreement with Bank of America, N.A.  The interest rate under the First Amendment Agreement is LIBOR plus one and three-quarters percent (1.75%) with payments of interest only due monthly.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on September 6, 2010, the maturity date.  The agreement also modified certain definitions of debt covenants and waived all non-compliance of such covenants for the quarter ended December 31, 2008.  The balance under this note was $41.1 million as of December 31, 2008.

On December 11, 2008, we entered into an agreement with Dallas City Bank to extend the Melissa Land Loan, from September 29, 2008, to January 29, 2009.  The maturity date of the loan was subsequently extended to July 29, 2009.  The interest rate under the agreement entered into on January 29, 2009 is the greater of the prime rate plus one percent (1.0%) or 6%.  The balance under this note was $2.0 million as of December 31, 2008.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  We were not in compliance with certain debt covenants in the Revolver Agreement and Hotel Palomar and Residences loans with Bank of America as of December 31, 2008 under certain definitions of the loan agreements.  We have entered into agreements with the lender to modify certain definitions in the respective loan agreements that management believes will enable us to comply with the affected debt covenants.  The agreements also included a waiver from the lender for any failure to comply with respect to the quarter ended December 31, 2008.  However, there are no assurances that we will be successful in complying with the debt covenants in the future.  At December 31, 2008, we believe we were in compliance with all other debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes, property management fees, pre-opening costs, advertising costs and cost of condominium sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) in accordance with GAAP has been provided.  Our calculations of NOI for the years ended December 31, 2008, 2007 and 2006 are presented below (in thousands).

		2008	2007	2006

Total revenues		$28,217	$37,048	$18,574

Operating expenses
	Property operating expenses	18,744	17,340	5,410
	Real estate taxes, net	3,808	3,590	2,563
	Property and asset management fees	1,853	988	1,209
	Preopening costs	—	—	1,851
	Advertising costs	502	2,382	148
	Cost of condominium sales	661	7,910	—
	Less: Asset management fees	(933)	—	(558)
Total operating expenses		24,635	32,210	10,623

Net operating income		$3,582	$4,838	$7,951

Reconciliation to Net loss
Net operating income		$3,582	$4,838	$7,951

Less:	Depreciation and amortization	(8,272)	(8,417)	(9,271)
	General and administrative expenses	(1,442)	(925)	(761)
	Interest expense, net	(8,025)	(9,745)	(3,771)
	Asset management fees	(933)	—	(558)
	Inventory valuation adjustment	(16,790)	(2,444)	—
	Provision for income taxes	(200)	(175)	—
Add:	Interest income	78	368	689
	Loss on sale of assets	(2)	—	—
	Loss on derivative instruments, net	(883)	—	—
	Minority interest	1,727	3,524	860
	Income (loss) from discontinued operations	616	(484)	1,773

Net loss		$(30,544)	$(13,460)	$(3,088)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007

Net loss	$(30,544)	$(13,460)

Real estate depreciation (1)	5,119	4,565
Real estate amortization (1)	2,745	3,355
Inventory valuation adjustment (1)	12,321	1,740
Gain on sale of discontinued operations (1)	(1,008)	—
Debt service, net of amounts capitalized (1)	(6,406)	(7,258)
Capital improvements (1)(2)	(1,542)	(12,553)
Net cash from operations	$(19,315)	$(23,611)

(1)          This represents our ownership portion of the properties that we consolidate.

(2)          Amounts for 2008 and 2007 include building improvements, tenant improvements and furniture and fixtures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2008, and outlines expected future payments to be made under such obligations and commitments (in thousands):

	Payments due by period
	Totals	2009	2010	2011	2012	2013
Notes payable (1)	$153,652	$42,060	$68,074	$43,518	$—	$—
Capital lease	179	60	66	53	—	—
Interest	11,155	5,811	4,019	1,325	—	—
Total	$164,986	$47,931	$72,159	$44,896	$—	$—

(1)  Excludes unamortized premium of $0.3 million.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We believe that the adoption of FSP FAS 157-2 will have no material effect on the disclosures related to non-financial assets and liabilities in our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We adopted this standard effective January 1, 2008 and have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, if we make future acquisitions, SFAS No. 141(R) will have a material effect on our accounting, primarily as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement. at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 will likely increase our total partners’ capital and net income (loss) will no longer include income or losses allocated to minority interests, which will cause our net income (loss) to increase or decrease.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $154.0 million in notes payable at December 31, 2008, approximately $103.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.7 million.

A 100 basis point decrease in interest rates would result in a $2.4 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $1.1 million net decrease in the fair value of our interest rate swap.

At December 31, 2008, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9.                                   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                                                None.

Item 9A(T).          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of December 31, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, evaluated as of December 31, 2008 the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  The General Partners are assisted by the employees of HPT, the general partner of Behringer Advisors II.  We do not employ our own management personnel; but instead we pay fees and expense allocations to our General Partners for their services.

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

The General Partners are Behringer Advisors II and Mr. Behringer, individually.  Behringer Advisors II is a Texas limited partnership formed in July 2002.  The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Behringer is the President and sole manager of each of these companies.  Mr. Behringer is the founder, Chief Executive Officer and sole manager of Behringer Holdings.  Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	60	Chairman
Robert S. Aisner	62	Chief Executive Officer and President
Samuel A. Gillespie	50	Chief Operating Officer
Gerald J. Reihsen, III	50	Executive Vice President – Corporate Development and Legal and Secretary
Gary S. Bresky	42	Chief Financial Officer
M. Jason Mattox	33	Executive Vice President
Jon L. Dooley	57	Executive Vice President – Real Estate

Robert M. Behringer is the Chairman of Behringer Advisors II.  He has also served as the Chairman of the Board of Behringer Harvard REIT I since June 2002, Behringer Harvard Multifamily REIT I since December 2007, Behringer Harvard Opportunity REIT I since June 2006, and Behringer Harvard Opportunity REIT II since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard REIT II, Inc., a newly formed real estate investment trust since April 2007.  He is also the founder, sole manager and Chief Executive Officer of Behringer Holdings, the indirect parent company of Behringer Advisors II.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Mid-Term Value Enhancement Fund I, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that was liquidated with a net asset value of approximately $200 million before liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (since acquired by, and now known as Lend Lease Real Estate Investments, Inc.), one of the largest real estate pension managers and advisors in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the Chief Executive Officer and President of Behringer Advisors II.  Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I.  ..  In addition, Mr. Aisner serves as President (since November 2004), Chief Executive Officer (since June 2008) and a director (since June 2006) of Behringer Harvard Opportunity REIT I.  Mr. Aisner also has served as President, Chief Executive Officer and a director of Behringer Harvard Opportunity REIT II since January 2007, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard REIT II, Inc. Mr. Aisner is also President of the other Behringer Harvard companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  From 1996 until joining Behringer Harvard REIT I in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, that oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I from June 2002 until February 2003 and as a management director from June 2003 until the present.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Samuel A. Gillespie has served as Chief Operating Officer of Behringer Advisors II since June 2008.  In addition, Mr. Gillespie has served as Senior Vice President — Funds Management of Harvard Property Trust, the managing member of Behringer Advisors II since March 2006.  Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, and for the general partner of Behringer Harvard Mid-Term Value Enhancement Fund (since July 2008).

Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios.  Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammel Crow Company for 21 years.  At Trammel Crow, he held the position of Managing Director of National Accounts and was responsible for Trammel Crow Company’s largest institutional customers.  Prior to that, Mr. Gillespie was partner in charge of Trammell Crow’s Indianapolis office from 1986 to 1997.  He began his career with Trammel Crow as a leasing agent in Oklahoma City in 1983.  Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

Gerald J. Reihsen, III serves as the Executive Vice President — Corporate Development & Legal and Secretary of Behringer Advisors II.  Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, LLP, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President — Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II.  Mr. Bresky is also the Chief Financial Officer of all of the other Behringer Harvard companies.

Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years.  Prior to his employment with Behringer Advisors II, Mr. Bresky served as Senior Vice President of Finance with Harvard Property Trust, Inc. from 1997 to 2001.  In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company.  Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts.  His experience included conducting annual audits, preparing public securities reporting compliance filings and real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California — Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

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

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties.  Mr. Mattox holds FINRA Series 7, 24 and 63 registrations.  Mr. Mattox received both a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Jon L. Dooley is our Executive Vice President — Real Estate.  Mr. Dooley holds a similar position with the other Behringer Harvard sponsored programs.

Mr. Dooley has over 25 years of commercial real estate experience.  From June 2002 until May 2003, he served on the board of directors of Behringer Harvard REIT I.  In 2002, Mr. Dooley served as a Senior Vice President with Trammell Crow Company, formerly a New York Stock Exchange listed diversified commercial real estate pension company (since acquired by CB Richard Ellis Group, Inc.).  For the 13 years prior to joining Trammell Crow Company, Mr. Dooley held various senior management positions with Lend Lease Real Estate Investments (Lend Lease), a commercial real estate investment company, and its predecessor, Equitable Real Estate Investment Management, Inc.  In 1997, Mr. Dooley became a principal with Lend Lease.  Prior to that, Mr. Dooley served as a Senior Vice President of Asset Management from 1991 to 1996 while at Equitable Real Estate Management, Inc.  Mr. Dooley received a Bachelor of Business Administration degree from Southern Methodist University.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II.  HPT and its affiliates employed approximately 435 full-time persons at December 31, 2008, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

Advisory Board

We do not have a board of directors.  The General Partners were initially assisted by an advisory board, which was dissolved on March 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2008.

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

Item 11.                 Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2008, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees and expense allocations to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any officers or directors.  Our two General Partners, Mr. Behringer and Behringer Advisors II, each own 50% of the general partnership interests.  We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control.

The following table sets forth information as of March 16, 2009 regarding the beneficial ownership of our limited partnership and general partnership interests by each of our General Partners, each director or executive officer of our General Partner, Behringer Advisors II, and all directors and officers of Behringer Advisors II as a group.  There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 16, 2009.  The percentage of beneficial ownership is calculated based on 10,803,839 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP (1)(3)(4)	0	50%
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*
Limited partner interest	Samuel A. Gillespie (1)(2)	0	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	0	*
Limited partner interest	Gary S. Bresky (1)(2)	0	*
Limited partner interest	M. Jason Mattox (1)(2)	0	*
Limited partner interest	Jon L. Dooley (1)(2)	0	*
Limited partner interest	All current executive officers as a group (7 persons)	773.48	*

*Denotes less than 1%

(1)	The address of Messrs. Behringer, Aisner, Reihsen, Gillespie, Bresky, Mattox, Dooley and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Executive Officers of Behringer Advisors II.

(3)	General Partners.

(4)	Consists of $500 of combined general partnership interests held directly by Mr. Behringer and Behringer Advisors II.

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

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2008, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.  During the year ended December 31, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of Cassidy Ridge.  During the year ended December 31, 2006, Behringer Advisors II earned $0.2 million of acquisition and advisory fees and was reimbursed approximately $31,000 for acquisition-related expenses.

For the management and leasing of our properties, we pay our Property Manager, or its affiliates, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2008 and 2007, we incurred property management fees payable to our Property Manager of $0.5 million and $0.6 million, respectively, of which approximately $40,000 and $55,000 is included in loss from discontinued operations, respectively.  During the year ended December 31, 2006, we incurred property management fees payable to our Property Manager of $0.7 million, of which $0.1 million is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2008, we incurred asset management fees of $1.1 million, of which approximately $30,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate.  For the year ended December 31, 2007, asset management fees of approximately $1.0 million were waived, of which approximately $40,000 was included in loss from discontinued operations and approximately $0.1 million was previously capitalized to real estate.  During the year ended December 31, 2006, we incurred asset management fees of $0.9 million, of which approximately $60,000 was included in loss from discontinued operations and $0.3 million was capitalized to real estate.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.1 million and $0.3 million of such debt financing fees for the years ended December 31, 2008 and 2006, respectively.  We incurred no such debt financing fees for the year ended December 31, 2007.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2008 we incurred and expensed such costs for administrative services totaling $0.3 million.  We incurred and expensed no such costs for the year ended December 31, 2007.

On August 20, 2008, we entered into the Second Amended BHH Loan, pursuant to which we may borrow a maximum of $25 million.  The outstanding principal balance under the Second Amended BHH Loan as of December 31, 2008 was $13.3 million.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is August 19, 2011.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes and capital expenditures.

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

At December 31, 2008, we had payables to related parties of approximately $0.6 million.  This balance consists primarily of interest accrued on the Second Amended BHH Loan, administrative services incurred by our general partner and management fees payable to our Property Manager.

We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, who believe the amounts to be paid thereunder are reasonable and customary under the circumstances.  In an effort to establish standards for minimizing and resolving their potential conflicts of interest, our General Partners have agreed to the guidelines and limitations set forth in our Partnership Agreement.  Among other things, these provisions:

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

Fees Paid to Independent Public Registered Accounting Firms

The following table presents (in thousands) aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2008 and 2007 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”):

	2008	2007
Audit Fees (1)	$480	$290
Audit-Related Fees (2)	2	26
Tax Fees (3)	40	8
Total Fees	$522	$324

(1)

Audit fees consisted of fees for professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

(2)	Audit-related fees consisted of fees for Sarbanes-Oxley Act, Section 404 advisory services.
(3)	Tax fees consist principally of fees for assistance with matters related to tax compliance, tax planning and tax advice.

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

2.                                       Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

3.                                       Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)           Financial Statement Schedules.

All financial statement schedules, except for Schedule II and III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

March 31, 2009	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors
II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009		/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP
(Principal Executive Officer)

March 31, 2009		/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP
(Principal Financial Officer)

March 31, 2009		/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors II LP
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Short-Term Opportunity Fund I LP

Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, partners’ capital and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(in thousands, except unit amounts)

	Decmber 31,	December 31,
	2008	2007
Assets
Real estate
Land	$31,000	$38,676
Buildings and improvements, net	91,543	102,324
Real estate under development	—	78
Total real estate	122,543	141,078

Real estate inventory, net	56,033	57,903
Cash and cash equivalents	4,584	4,907
Restricted cash	2,631	3,476
Accounts receivable, net	4,267	2,878
Receivable from related party	—	967
Prepaid expenses and other assets	1,279	1,065
Furniture, fixtures, and equipment, net	3,580	4,823
Deferred financing fees, net	1,055	1,162
Lease intangibles, net	3,946	7,022
Total assets	$199,918	$225,281

Liabilities and partners’ capital
Liabilities
Notes payable	$140,717	$145,637
Note payable to related party	13,270	—
Accounts payable	1,320	1,295
Payables to related parties	562	105
Acquired below-market leases, net	68	119
Distributions payable	260	260
Accrued liabilities	8,351	8,251
Capital lease obligations	179	234
Total liabilities	164,727	155,901

Commitments and contingencies

Minority interest	317	2,409

Partners’ capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2008 and 2007	26,401	60,013
General partners	9,208	7,537
Accumulated other comprehensive loss	(735)	(579)
Total partners’ capital	34,874	66,971
Total liabilities and partners’ capital	$199,918	$225,281

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

(in thousands, except per unit amounts)

	2008	2007	2006

Revenues
Rental revenue	$12,309	$12,934	$15,993
Hotel revenue	15,133	15,882	2,581
Condominium sales	775	8,232	—
Total revenues	28,217	37,048	18,574

Expenses
Property operating expenses	18,744	17,340	5,410
Inventory valuation adjustment	16,790	2,444	—
Interest expense, net	8,025	9,745	3,771
Real estate taxes, net	3,808	3,590	2,563
Property and asset management fees	1,853	988	1,209
Preopening costs	—	—	1,851
General and administrative	1,442	925	761
Advertising costs	502	2,382	148
Depreciation and amortization	8,272	8,417	9,271
Cost of condominium sales	661	7,910	—
Total expenses	60,097	53,741	24,984

Interest income	78	368	689
Loss on sale of assets	(2)	—	—
Loss on derivative instruments, net	(883)	—	—
Loss before income taxes and minority interest	(32,687)	(16,325)	(5,721)

Provision for income taxes	(200)	(175)	—
Minority interest	1,727	3,524	860
Loss from continuing operations	(31,160)	(12,976)	(4,861)

Discontinued operations
Loss from discontinued operations	(428)	(771)	(1,275)
Gain on sale of discontinued operations	1,612	—	2,758
Minority interest	(568)	287	290
Income (loss) from discontinued operations	616	(484)	1,773

Net loss	$(30,544)	$(13,460)	$(3,088)

Allocation of net loss
Net loss allocated to limited partners	$(30,544)	$(13,460)	$(3,088)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,872

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations	$(2.88)	$(1.20)	$(0.44)
Income (loss) from discontinued operations	0.05	(0.05)	0.16
Basic and diluted net loss per limited partnership unit	$(2.83)	$(1.25)	$(0.28)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Partners’ Capital and Comprehensive Loss

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	General Partners		Limited Partners			Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Total

Balance as of January 1, 2006	$—	$—	10,904	$91,273	$(2,546)	$—	$88,727

Redemption of limited partnership units			(100)	(892)			(892)

Distributions on limited partnership units				(8,214)			(8,214)

Net loss		—			(3,088)	—	(3,088)

Balance as of December 31, 2006	—	—	10,804	82,167	(5,634)	—	76,533

Comprehensive loss:

Net loss					(13,460)		(13,460)

Unrealized loss on interest rate swap						(579)	(579)

Total comprehensive loss					(13,460)	(579)	(14,039)

Contributions	7,537						7,537

Distributions on limited partnership units				(3,060)			(3,060)

Balance as of December 31, 2007	7,537	—	10,804	79,107	(19,094)	(579)	66,971

Comprehensive loss:

Net loss					(30,544)		(30,544)

Reclassifications due to hedging activities						162	162

Unrealized loss on interest rate swap						(318)	(318)

Total comprehensive loss					(30,544)	(156)	(30,700)

Contributions	1,671						1,671

Distributions on limited partnership units				(3,068)			(3,068)

Balance as of December 31, 2008	$9,208	$—	10,804	$76,039	$(49,638)	$(735)	$34,874

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities
Net loss	$(30,544)	$(13,460)	$(3,088)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Minority interest	(1,159)	(3,811)	(1,150)
Loss on sale of assets	2	—	—
Gain on sale of discontinued operations	(1,612)	—	(2,758)
Depreciation and amortization	9,538	10,786	11,973
Inventory valuation adjustment	16,790	2,444	—
Loss on derivative instruments, net	883	—	—
Change in real estate inventory	(6,301)	(438)	—
Change in accounts receivable	(1,544)	(1,501)	586
Change in prepaid expenses and other assets	(214)	(400)	(502)
Change in lease intangibles	(779)	(2,740)	(584)
Change in accounts payable	(828)	(8,064)	249
Change in accrued liabilities	(749)	2,180	2,394
Change in payables or receivables to related parties	1,424	(1,008)	(141)
Cash (used in) provided by operating activities	(15,093)	(16,012)	6,979

Cash flows from investing activities
Purchases of properties under development	—	—	(7,089)
Capital expenditures for real estate	(1,701)	(13,433)	(52,661)
Change in note receivable	—	—	(212)
Proceeds from sale of assets	236	—	—
Proceeds from sale of discontinued operations	10,056	—	9,836
Change in restricted cash	844	(729)	717
Cash provided by (used in) investing activities	9,435	(14,162)	(49,409)

Cash flows from financing activities
Proceeds from notes payable	19,723	57,647	62,295
Proceeds from note payable to related party	13,270	7,500	—
Payments on notes payable	(24,560)	(47,235)	(5,298)
Payments on capital lease obligations	(55)	(50)	(13)
Financing costs	(714)	(599)	(781)
Redemption of limited partnership units	—	—	(892)
Distributions	(3,068)	(3,060)	(8,232)
Distributions to minority interest holders	(998)	(42)	(39)
Contributions from minority interest holders	66	83	447
Contributions from general partners	1,671	—	—
Change in payables to related parties	—	—	10
Cash flows provided by financing activities	5,335	14,244	47,497

Net change in cash and cash equivalents	(323)	(15,930)	5,067
Cash and cash equivalents at beginning of year	4,907	20,837	15,770
Cash and cash equivalents at end of year	$4,584	$4,907	$20,837

Supplemental disclosure:
Interest paid, net of amounts capitalized	$7,869	$9,012	$3,923
Income tax paid	$201	$—	$—

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$—	$—	$5,606
Capital expenditures for real estate in accrued liabilities	$—	$732	$521
Equipment acquired under capital lease obligation	$—	$—	$297

Non-cash financing activities:
Non-cash distributions to minority interest holder	$—	$205	$—
Non-cash contribution from general partner	$—	$7,537	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

1.             Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and was terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of December 31, 2008, ten of the twelve properties we acquired remain in our portfolio.

We are not seeking to purchase any additional properties at this time; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are opportunistic in our acquisition of properties.  Properties may be acquired in markets that are depressed or overbuilt with the anticipation that these properties will increase in value as the markets recover.  Properties may also be acquired and repositioned by seeking to improve the property and tenant quality and thereby increase lease revenues.  We will consider investments in all types of commercial properties, including office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, if the General Partners determine that it would be advantageous to do so.  Investments may also include commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels.  However, we will not actively engage in the business of operating hotels, motels or similar properties.

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

During 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.   As of December 31, 2008, $42.1 million of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, $25.4 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Organization

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  The DRIP was terminated in January 2005 and the remainder of the offering was terminated in February 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109.2 million.  As of December 31, 2008, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Until December 31, 2008, the value of our units has been deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units has been performed.  As of December 31, 2008, we estimate the per unit valuation to be $9.44, due to special distributions of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Notwithstanding the above, in February 2009 Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

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

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

2009	$218
2010	186
2011	137
2012	95
2013	33

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles as of December 31, 2008 and 2007 were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
2008	Improvements	Intangibles	Market Leases
Cost	$104,009	$5,552	$(132)
Less: depreciation and amortization	(12,466)	(1,606)	64
Net	$91,543	$3,946	$(68)

	Buildings and	Lease	Acquired Below-
2007	Improvements	Intangibles	Market Leases
Cost	$111,609	$18,195	$(322)
Less: depreciation and amortization	(9,285)	(11,173)	203
Net	$102,324	$7,022	$(119)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  Although we experienced recent vacancies at various single-tenant properties, analysis of these properties resulted in no impairment charges for 2008.  There were no impairment charges for the years ended December 31, 2007 and 2006.  During 2007 and 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

credit markets.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

For real estate owned by us through an investment in a limited partnership, joint venture, or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

During 2008 and 2007, the U.S. housing market and related condominium sector continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability and stricter terms of mortgage financing, deteriorating conditions in the overall economy and rising unemployment.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the years ended December 31, 2008 and 2007, we recognized inventory valuation adjustments of $14.9 million and $2.1 million, respectively, to reduce the carrying value of condominiums at Hotel Palomar and Residences.  We also recognized adjustments of $1.9 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, to reduce the carrying value of developed land lots at Northwest Highway Land to their estimated fair value.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.3 million and $0.2 million at December 31, 2008 and 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance.  Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $3.0 million and $1.6 million at December 31, 2008 and 2007, respectively.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1.0 million at both December 31, 2008 and 2007.

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot (unaudited) mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap agreement.  The amended interest rate swap agreement has not designated as a cash flow hedge for accounting purposes.  See Note 9, “Derivative Instruments and Hedging Activities.”  As of December 31, 2008, we do not have any derivatives designated as hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2008 was $1.7 million and for the year ended December 31, 2007 was $1.5 million.  The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2006 was $0.2 million.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  We also recognize revenue from operations of a hotel.  The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2008, 2007  and 2006.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the year ended December 31, 2008, we recognized a provision for current tax expense of approximately $175,000 and a provision for deferred tax expense of

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

approximately $25,000 related to the Texas margin tax.  For the year ended December 31, 2007, we recognized a provision for current tax expense of approximately $181,000 and a provision for a deferred tax benefit of approximately $6,000 related to the Texas margin tax.

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

Net Income (Loss) Per Limited Partnership Unit

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

3.             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We believe that the adoption of FSP FAS 157-2 will have no material effect on the disclosures related to non-financial assets and liabilities in our financial statements.  See Note No. 4, “Assets and Liabilities Measured at Fair Value,” for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We adopted this standard effective January 1, 2008 and have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, if we make future acquisitions, SFAS No. 141(R) will have a material effect on our accounting, primarily as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement. at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 will likely increase our total partners’

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

capital and net income (loss) will no longer include income or losses allocated to minority interests, which will cause our net income (loss) to increase or decrease.

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

4.             Assets and Liabilities Measured at Fair Value

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

As of December 31, 2008 and 2007, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable totaling approximately $154.0 million as of December 31, 2008 have a fair value of approximately $153.3 million based upon interest rates for mortgages with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimate presented herein is based on information available to our management as of December 31, 2008 and 2007. We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of December 31, 2008 (in thousands).  Our derivative financial instruments are classified as “Accrued liabilities” on our consolidated balance sheet at December 31, 2008.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(1,697)	$—	$(1,697)	$—

5.             Real Estate

Acquisitions

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

6.             Capitalized Costs

On November 8, 2004, we acquired a 70% interest in Hotel Palomar and Residences through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot (unaudited) mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain costs associated with the redevelopment were capitalized by us until construction was completed.  For the year ended December 31, 2007, we capitalized a total of $3.5 million in costs associated with the development of Hotel Palomar and Residences to real estate inventory.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the years ended December 31, 2007 and 2006, we capitalized $0.6 million and $4.0 million, respectively, in interest costs for Hotel Palomar and Residences.

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for the future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we are constructing five spec homes on this property while the remaining open lots are sold to luxury home builders.  Northwest Highway Land currently has no operations, and we have no operations planned.  Development construction of the land was completed in April 2007 and we began the construction of the luxury homes with an exclusive home builder during the first quarter of 2008.  As a result of the completion of the development phase of Northwest Highway Land in April 2007, no development costs were capitalized after April 2007, until we began the construction of homes during the first quarter of 2008.  Certain costs

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

associated with Northwest Highway Land development were capitalized and will be capitalized by us until all construction is complete.  For the years ended December 31, 2008 and 2007, we capitalized a total of $3.6 million and $0.4 million, respectively, in costs associated with the development of Northwest Highway Land to real estate inventory.  During the year ended December 31, 2008, we capitalized $0.2 million in interest costs for Northwest Highway Land.  During the years ended December 31, 2007 and 2006, we capitalized $0.1 million and $0.4 million, respectively, in interest costs for the Northwest Highway Land.  During the year ended December 31, 2008, approximately $7.2 million in costs incurred for this development were reclassified from land and real estate under development to real estate inventory on our balance sheet.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in 2010.  Certain costs associated with Cassidy Ridge development were capitalized and will continue to be capitalized by us until construction is completed.  For the years ended December 31, 2008 and 2007 we capitalized a total of $4.7 million and $5.7 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the year ended December 31, 2008, we capitalized $1.0 million in interest costs for Cassidy Ridge.  During the years ended December 31, 2007 and 2006, we capitalized $1.1 million and $0.4 million, respectively, in interest costs for Cassidy Ridge.

7.             Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2008 are as follows (in thousands):

2009	$7,038
2010	6,812
2011	6,500
2012	5,633
2013	5,229
Thereafter	16,290

Total	$47,502

The above base payments are exclusive of any contingent rent amounts.  Rental revenue in 2008, 2007 and 2006 did not include any amounts from contingent revenue.

As of December 31, 2008, four tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18451 Dallas Parkway and 18581 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  CompUSA, Inc. accounted for rental revenue of approximately $1.7 million, or 14% of our rental revenues for the year ended December 31, 2008.  We executed a long-term direct lease for approximately 90,000 rentable square feet (unaudited) of 18581 Dallas Parkway to Tellabs, Inc. who accounted for approximately $1.8 million or 15% of our rental revenues for the year ended December 31, 2008.  Telvista, Inc., an outsourcing solutions provider, leased 100% of 1221 Coit Road and accounted for rental revenue of $1.3 million, or approximately 11% of our rental revenues for the year ended December 31, 2008.  This tenant decided to terminate its lease, which was set to expire on March 31, 2013, effective March 31, 2008, and agreed to pay an early termination fee of approximately $1.0 million which is included in rental revenues for the year ended December 31, 2008.  Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2.0 million or 16% of our aggregate rental revenue for the year ended December 31, 2008.

8.             Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2008 and 2007 (dollar amounts in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

	Balance		Interest	Maturity
Description	December 31, 2008	December 31, 2007	Rate	Date
5050 Quorum Loan - Citibank, N.A.	$—	$5,078	Prime (1)	Paid
5050 Quorum Loan - Sterling Bank	10,000	—	7.0%	1/23/2011
1221 Coit Road Loan - Washington Mutual	—	4,387	3 mo LIBOR + 1.5% (2)	Paid
1222 Coit Road Loan - Meridian Bank Texas	4,000	—	7% (5)	12/4/2011
Plaza Skillman Loan	9,578	9,720	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	335	419		4/11/2011
4245 N. Central Loan	—	6,435	3 mo LIBOR + 1.9% (2)	(4)
Hotel Palomar and Residences Credit Union Liquidity Services	25,390	30,390	Prime + 0.5% (1)	10/1/2009
Hotel Palomar and Residences Bank of America Loan	41,081	41,681	30-day LIBOR + 1.75% (3)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	814	5.0% to 8.75%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	4,466	30-day LIBOR + 2.25% (3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	4,826	—	6% (6)	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (2)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (2)	10/1/2010
Melissa Land Loan	2,000	2,000	Prime + 0.5% (1)	1/29/2009
Cassidy Ridge Loan	6,997	6,997	6.5% (7)	10/1/2011
Revolver Agreement	10,850	11,250	30-day LIBOR + 3.5% (3)	8/30/2009
Notes payable	140,717	145,637
Amended BHH Loan - related party	13,270	—	5.0%	8/19/2011
	$153,987	$145,637

(1)   Prime rate at December 31, 2008 was 3.25%

(2)   Three-month LIBOR was 1.4% at December 31, 2008

(3)   30-day LIBOR was 0.4% at December 31, 2008

(4)   Property sold on September 30, 2008

(5)   Rate is the higher of prime plus 1.0% or 7.0%

(6)   Rate is the higher of prime plus 0.5% or 6.0%

(7)   Rate is the higher of prime plus 1.5% or 6.5%

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of December 31, 2008, of our $154.0 million in debt, $103.7 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of December 31, 2008, $42.1 million of the outstanding balance of our notes payable is due within the next twelve months.  Of that amount, $25.4 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On February 22, 2008, our 30% minority partner entered into an agreement to loan the Mockingbird Commons Partnership $0.5 million.  The loan is unsecured, bears interest at a rate of 7.25% and the principal amount of the loan and all accrued interest are due and payable on January 31, 2009.  We are currently in negotiations with the lender to extend the maturity date of this note.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

On January 10, 2007, our minority partner entered into an agreement to loan the Mockingbird Commons Partnership $0.3 million.  The loan, which is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note which was extended to January 1, 2009, has subsequently been extended to May 1, 2009, and the note now bears interest at the rate of 12.0% per annum.

On January 28, 2008, Behringer Harvard Quorum I LP entered into a loan agreement with Sterling Bank.  Borrowings under the loan agreement were $10 million.  Approximately $5.1 million of the loan proceeds were used to pay off a loan to the borrower from Citibank, N.A., which was set to mature on July 1, 2008.  The remaining proceeds were used for working capital purposes.  The interest rate under the loan is 7%.  Monthly payments of interest only were due beginning March 5, 2008.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on January 23, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

On November 9, 2007, we entered into a promissory note payable to Behringer Holdings (“BHH Loan”), an affiliate of our General Partners, pursuant to which we could borrow a total principal amount of $10 million.  The interest rate under the BHH Loan was 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the BHH Loan is paid in full.  We borrowed a total of $7.5 million under the BHH Loan during the year ended December 31, 2007.  The maturity date of all borrowings under the BHH Loan was to be November 9, 2010, and all proceeds from such borrowings were used for working capital purposes.  On December 31, 2007, Behringer Holdings forgave all $7.5 million of the borrowings and all interest accrued thereon.  As a result, there were no borrowings outstanding under the BHH Loan as of December 31, 2007.  The forgiveness of debt was recorded in our consolidated financial statements as a capital contribution by our General Partners.  While our financial statements reflect the debt forgiveness as a capital contribution, the legal transaction and the federal income tax treatment remains a loan with a later forgiveness thereof.  As such, our general partner will have no right to receive the amount of the debt forgiveness as a return of capital, and this transaction will not be taken into account as a capital contribution by our general partner in determining distributions and allocations pursuant to the Second Amended and Restated Agreement of Limited Partnership.

On March 27, 2008, we entered into the Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Amended BHH Loan”) pursuant to which we could borrow a maximum of $20 million, subject to approval by the lender.  On August 20, 2008, we entered into the Second Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Second Amended BHH Loan”) pursuant to which we may borrow a maximum of $25 million, subject to approval by the lender.  The borrowings are being used to finance cash flow needs related principally to working capital purposes, capital expenditures for 250/290 John Carpenter Freeway and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Second Amended BHH Loan amends and restates the Amended BHH Loan.  All amounts borrowed under the Amended BHH Loan are deemed borrowed under the Second Amended BHH Loan.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Second Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Second Amended BHH Loan is August 19, 2011.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of December 31, 2008, the outstanding principal balance was $13.3 million.

We expect that we will continue to require this liquidity support from our sponsor through 2009.  As noted previously, we have borrowed $13.3 million from our sponsor during 2008.  Our sponsor, subject to their approval, may make available to us additional funds under the Second Amended BHH Loan through 2009, potentially up to the borrowing limits thereunder.  We have borrowed an additional $4.7 million under the loan agreement in 2009.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On April 15, 2008, Behringer Harvard Northwest Highway LP entered into five separate loan agreements with Dallas City Bank.  Borrowings under the loan agreements may total up to $5.5 million.  Proceeds from the loans are being used to construct five homes on our Northwest Highway Land.  The interest rate for all of the loans is the prime rate plus one-half of one percent (0.5%), subject to a minimum interest rate of six percent (6.0%).  Monthly payments of interest only are due beginning May 15, 2008.  All principal balances, together with all accrued, but unpaid interest are due and payable on April 15, 2010, the maturity dates.  The loans are guaranteed by us.  As of December 31, 2008, the outstanding balance under these loans was $4.8 million.

On September 25, 2008, Behringer Harvard Mountain Village, LLC (“Cassidy Ridge Borrower”), our wholly-owned subsidiary, entered into the First Modification Agreement (“Amended Cassidy Ridge Loan”) with Credit Union Liquidity Services, LLC (“Cassidy Ridge Lender”).  On October 12, 2006, the Cassidy Ridge Borrower entered into a promissory note payable to the Telluride Lender (“Cassidy Ridge Loan Agreement”), pursuant to which the Cassidy Ridge Borrower was permitted to borrow a total principal amount of $31.65 million.  Borrowings under the Amended Cassidy Ridge Loan Agreement may total up to $27.65 million.  Proceeds from the loan are being used to construct 23 luxury condominiums on a 1.56 acre site in Telluride, Colorado.  The Amended Cassidy Ridge Loan extends the maturity date, which was originally set to be on October 1, 2009, to October 1, 2011.  If certain conditions are met, including payments to reduce the principal balance, the maturity date of the loan may be further extended until October 1, 2012.  The interest rate under the Amended Cassidy Ridge Loan agreement is equal to the greater of the Wall Street Journal Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011.  A final payment of the principal and unpaid accrued interest is due and payable on October 1, 2011.  Construction of the 23 luxury condominiums is required to be completed no later than December 1, 2010.  We have guaranteed payment of the obligation under the Amended Cassidy Ridge Loan agreement.  The outstanding balance under this note at December 31, 2008 was $7.0 million.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Additionally, on September 25, 2008, Behringer Harvard Mockingbird Commons LLC (“Mockingbird Borrower”), an entity in which we have a 70% direct and indirect ownership interest, entered into the First Amendment to the Note and Construction Loan Agreement (“Amended Mockingbird Loan Agreement”) with Credit Union Liquidity Services, LLC.  On October 4, 2005, the Mockingbird Borrower entered into a promissory note payable to the Mockingbird Lender, whereby the Mockingbird Borrower was permitted to borrow a total principal amount of up to $34 million (“Mockingbird Loan Agreement”).  Proceeds from the loan were used to develop high-rise luxury condominiums at Hotel Palomar and Residences.  The Amended Loan Agreement extends the maturity date, which was originally set to be on October 1, 2008, to October 1, 2009.  If certain conditions are met, the maturity date of the loan may be further extended until October 1, 2010.  Additionally, the Amended Loan Agreement required a principal payment of $5 million which was paid on September 25, 2008 from proceeds provided by borrowings from the Second Amended BHH Loan.  The interest rate under the Amended Mockingbird Loan Agreement will continue to be at the Wall Street Journal Prime Rate plus one-half percent (0.5%), with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2009.  A final payment of the principal and unpaid accrued interest is due and payable on the maturity date.  We have guaranteed payment of the obligation under the Amended Mockingbird Loan Agreement.  As of December 31, 2008, the outstanding balance under this note was $25.4 million.

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  Maximum borrowings available under the Revolver Agreement were $11.25 million, subject to limitations based on the cost and value of the collateral for the facility (the “Revolver”).  The Revolver is further evidenced by a promissory note from us to the Revolver Lender.  The Revolver Agreement allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or LIBOR, or a combination of each.  The Revolver which was set to mature on September 1, 2008, was subsequently extended to mature on October 30, 2008.  We entered into the Third Amendment to the Credit Agreement on October 30, 2008, whereby the maturity date was extended to August 30, 2009.  The interest rate under the Third Amendment to the Credit Agreement is LIBOR plus three and one-half percent (3.5%) with remaining quarterly principal payments of $0.4 million due on February 1, 2009, May 1, 2009 and August 1, 2009.

On December 4, 2008, Behringer Harvard 1221 Coit LP (“Coit Borrower”) entered into a loan agreement with Meridian Bank Texas.  Borrowings under the loan agreement were $4.0 million.  Proceeds from the loan were used to pay off a loan to the borrower from Washington Mutual, which was set to mature on that same date.  The interest rate under the loan is the greater of the prime rate plus one percent (1.0%) or 7%.  Monthly payments of interest only are due beginning January 4, 2009.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on December 4, 2011, the maturity date.  The loan is guaranteed by us and the borrower.

Also on December 4, 2008, Behringer Harvard Mockingbird Commons LLC entered into the First Amendment Agreement with Bank of America, N.A.  The interest rate under the First Amendment Agreement is LIBOR plus one and three-quarters percent (1.75%) with payments of interest only due monthly.  The entire principal balance, together with all accrued, but unpaid interest is due and payable on September 6, 2010, the maturity date.  The agreement also modified certain definitions of debt covenants and waived all non-compliance of such covenants for the quarter ended December 31, 2008.

On December 11, 2008, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan from September 29, 2008, to January 29, 2009.  The maturity date of the loan was subsequently extended to July 29, 2009.  The interest rate under the agreement entered into on January 29, 2009 is the greater of the prime rate plus one percent (1.0%) or 6%.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  We were not in compliance with certain debt covenants in the Revolver Agreement and Hotel Palomar and Residences loans with Bank of America as of December 31, 2008 under certain definitions of the loan agreements.  We have entered into agreements with the lender to modify certain definitions in the respective loan agreements that management believes will enable us to comply with the affected debt covenants.  The agreements also included a waiver from the lender for any failure to comply with respect to the quarter ended December 31, 2008.  However, there are no assurances that we will be successful in complying with the debt covenants in the future.  At December 31, 2008, we believe we were in compliance with all other debt covenants under our loan agreements.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

The following table summarizes our contractual obligations for principal payments on notes payable (excluding unamortized premiums) as of December 31, 2008 (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Notes payable	Amount
2009	$42,060
2010	68,074
2011	43,518
2012	—
2013	—
unamortized premium	335
Total	$153,987

9.                                      Derivative Instruments and Hedging Activities

In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  For the year ended December 31, 2008, we recognized a comprehensive loss of approximately $0.3 million to adjust the carrying amount of the interest rate swap to fair value thru December 2008.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with Bank of America on the Hotel Palomar and Residences.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Changes in the fair value of the amended interest rate swap are recognized in “Loss on derivative instruments, net” on our consolidated statements of operations.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  During the year ended December 31, 2008 and 2007, the swap agreement designated as a cash flow hedge increased interest expense by approximately $0.5 million and reduced interest expense by approximately $0.1 million, respectively.  The following table summarizes the notional value and fair value of our derivative financial instrument as of December 31, 2008.  The notional value provides an indication of the extent of our involvement in this instrument at December 31, 2008, but does not represent exposure to credit, interest rate, or market risks (in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Amount	Pay Rate	Receive Rate	Maturity
Interest rate swap - fair value	$38,000	3.77%	30-day LIBOR	September 6, 2010

Over time, the unrealized loss held in accumulated other comprehensive loss related to the cash flow hedge will be amortized to earnings, of which $0.7 million is expected to be reclassified in 2009.  We reclassified $0.2 million to earnings for the year ended December 31, 2008.  No amounts were reclassified to earnings for the year ended December 31, 2007.The amortization of the unrealized loss held in other comprehensive income to earnings will take place over the remaining life of the original interest rate swap agreement, or September 2009.

10.                               Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified a conditional asset retirement obligation at a certain property that is related to soil contamination.  We believe that, as of December 31, 2008, we have reserved sufficient amounts to pay all costs associated with this asset retirement obligation.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at December 31, 2008 are as follows (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Year ending	Amount
2009	$74
2010	74
2011	56
2012	—
2013	—
thereafter	—
Total minimum future lease payments	$204

Less: amounts representing interest	25

Total future lease principal payments	$179

11.                               General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006
Auditing expense	$448	$518	$390
Advisor administrative services	275	—	—
Transfer agent fees	161	110	133
Legal fees	153	56	51
Investor relations	143	11	9
Printing	93	85	63
Directors’ and officers’ insurance	91	39	37
Tax preparation fees	49	28	41
Other	29	78	37
	$1,442	$925	$761

12.                               Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We paid special distributions in 2006 and 2005 of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions made in 2006 and 2005.  Distributions payable at December 31, 2008 were $0.3 million.

The following are the total distributions declared during the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Fourth Quarter	$771	$771
Third Quarter	771	771
Second Quarter	763	763
First Quarter	763	755
	$3,068	$3,060

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

As of December 31, 2008, we had redeemed 193,349 units for $1.7 million pursuant to our unit redemption program, which was terminated by our General Partners effective December 31, 2006.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2008, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.  During the year ended December 31, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of Cassidy Ridge.  During the year ended December 31, 2006, Behringer Advisors II earned $0.2 million of acquisition and advisory fees and was reimbursed approximately $31,000 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”),  property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2008 and 2007, we incurred property management fees payable to our Property Manager of $0.5 million and $0.6 million, respectively, of which approximately $40,000 and $55,000 is included in loss from discontinued operations, respectively.  During the year ended December 31, 2006, we incurred property management fees payable to our Property Manager of $0.7 million, of which $0.1 million is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2008, we incurred asset management fees of $1.1 million, of which approximately $30,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate.  For the year ended December 31, 2007, asset management fees of approximately $1.0 million were waived, of which approximately $40,000 was included in loss from discontinued operations and approximately $0.1 million was previously capitalized to real estate.  During the year ended December 31, 2006, we incurred asset management fees of $0.9 million, of which approximately $60,000 was included in loss from discontinued operations and $0.3 million was capitalized to real estate.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.1 million and $0.3 million of such debt financing fees for the years ended December 31, 2008 and 2006, respectively.  We incurred no such debt financing fees for the year ended December 31, 2007.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2008 we incurred and expensed such costs for administrative services totaling $0.3 million.  We incurred and expensed no such costs for the year ended December 31, 2007.

On August 20, 2008, we entered into the Second Amended BHH Loan, pursuant to which we may borrow a maximum of $25 million.  The outstanding principal balance under the Second Amended BHH Loan as of December 31, 2008 was $13.3 million.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is August 19, 2011.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes  and capital expenditures.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

At December 31, 2008, we had payables to related parties of approximately $0.6 million.  This balance consists primarily of interest accrued on the Second Amended BHH Loan, administrative expenses incurred by our general partners and management fees payable to our property managers.

We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

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

On July 24, 2006, we sold the Woodall Rodgers Property, which contained approximately 74,090 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $10.5 million.  We realized a gain on sale of approximately $2.8 million from the sale during the year ended December 31, 2006.  Proceeds from the sale were used to completely pay off the then outstanding balance on the debt associated with the Woodall Rodgers Property of approximately $4.5 million with the remaining proceeds distributed to unitholders in a special distribution in November 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 4245 N. Central and the Woodall Rodgers Property are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Rental revenue	$1,140	$1,227	$2,087

Expenses
Property operating expenses	527	671	1,285
Interest expense	292	516	807
Real estate taxes	163	185	313
Property and asset management fees	71	93	161
Advertising costs	1	2	20
Depreciation and amortization	517	536	784
Total expenses	1,571	2,003	3,370

Interest income	3	5	8
Loss from discontinued operations	$(428)	$(771)	$(1,275)

Gain on sale of assets	1,612	—	2,758
Minority interest	(568)	287	290
Income (loss) from discontinued operations	$616	$(484)	$1,773

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

15.                               Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2008, 2007 and 2006 is recalculated as follows (in thousands):

	2008	2007	2006

Net loss for financial statement purposes	$(30,544)	$(13,460)	$(3,088)

Adjustments:
Organization and start-up costs	(34)	(34)	(34)
Bad debt expense	21	(58)	83
Straight line rent	(1,683)	(1,286)	(124)
Prepaid rent	504	34	4
Other	156	(3)	(198)
Forgiveness of debt by affiliate	—	7,537	—
Depreciation	85	(181)	(228)
Amortization	2,272	2,706	6,121
Inventory valuation adjustment	12,321	1,564	—
Income/loss from investments in partnerships	6,253	2,288	—

Net income (loss) for income tax purposes (unaudited)	$(10,649)	$(893)	$2,536

16.                               Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2008 and 2007 (in thousands, except per unit amounts).

	2008 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$8,272	$7,756	$6,582	$5,607
Loss from continuing operations	(4,712)	(2,395)	(10,276)	(13,777)
Income (loss) from discontinued operations	(90)	(70)	839	(63)
Net loss	$(4,802)	$(2,465)	$(9,437)	$(13,840)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.44)	$(0.23)	$(0.88)	$(1.28)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$10,269	$12,114	$6,980	$7,685
Loss from continuing operations	(2,889)	(2,977)	(3,607)	(3,503)
Loss from discontinued operations	(147)	(122)	(94)	(121)
Net loss	$(3,036)	$(3,099)	$(3,701)	$(3,624)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.28)	$(0.29)	$(0.34)	$(0.34)

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Short-Term Opportunity Fund I LP

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 31, 2009; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

Behringer Harvard Short-Term Opportunity Fund I LP

Valuations and Qualifying Accounts

Schedule II

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2008	$217	$851	$—	$814	$254
Year ended December 31, 2007	170	97	—	50	217
Year ended December 31, 2006	109	292	—	231	170

Behringer Harvard  Short-Term Opportunity Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2008

(in thousands)

						Cost capitalized			Gross amount
				Initial cost		subsequent			carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances		Land	Buildings	to acquisition	Transfers		close of period	depreciation	construction	acquired	life
5050 Quorum	Dallas, TX	$10,000		$2,197	$6,660	$1,465	$—		$10,322	$1,797	1981	7/2/2004	(1)
Plaza Skillman	Dallas, TX	9,913	(2)	3,369	7,669	681	—		11,719	1,512	1986	7/23/2004	(1)
1221 Coit Road	Dallas, TX	4,000		3,500	2,955	207	—		6,662	494	1986	10/4/2004	(1)
Hotel Palomar and Residences	Dallas, TX	67,765		7,356	31,920	49,519	(48,885	)(3)	39,910	2,077	2006	11/8/2004	(4)
Northwest Highway Land	Dallas, TX	7,192		—	—	10,805	(10,805	)(3)	—	—	—	3/3/2005
250/290 John Carpenter Freeway	Dallas, TX	10,850		4,797	16,991	13,732	—		35,520	3,703	1976	4/4/2005	(1)
18581 North Dallas Parkway	Dallas, TX	10,450		3,185	10,602	50	—		13,837	1,456	1998	7/6/2005	(1)
18451 North Dallas Parkway	Dallas, TX	11,550		3,687	10,383	60	—		14,130	1,427	1998	7/6/2005	(1)
Melissa Land	Dallas, TX	2,000		2,909	—	—	—		2,909	—	—	10/5/2005	(5)
Cassidy Ridge	Telluride, CO	6,997		—	—	22,305	(22,305	)(3)	—	—	—	5/15/2006
Totals		$140,717		$31,000	$87,180	$98,824	$(81,995)		$135,009	$12,466

(1) Buildings are 25 years

(2) Includes unamortized premium of $0.3 million

(3) Transferred to real estate inventory

(4) Hotel is 39 years

(5) Land only

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Real estate:
Balance at beginning of year	$150,363	$196,111	$142,216
Additions	874	21,121	60,733
Disposals and write-offs	(17)	(393)	—
Cost of real estate sold	(9,053)	—	(6,838)
Less: real estate inventory	(7,158)	(66,476)	—
Balance at end of the year	$135,009	$150,363	$196,111

Accumulated depreciation:
Balance at beginning of year	$9,285	$5,280	$2,823
Depreciation expense	4,614	4,105	3,174
Disposals and write-offs	(1,433)	(100)	(717)
Balance at end of the year	$12,466	$9,285	$5,280

******

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed and incorporated by reference to Form 8-K filed September 5, 2008)

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

10.4

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

10.6

Promissory Note between the Frost National Bank and Behringer Northwest Highway LP regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on April 26, 2005)

10.7	Guaranty Agreement between The Frost National Bank and Registrant regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed on April 26, 2005)

10.8

Assignment of Engineer Contract, Plans and Specifications and Consent to Assignment between The Frost National Bank and Behringer Harvard Northwest Highway LP regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed April 26, 2005)

10.9

Deed of Trust, Security Agreement - Financing Statement between Behringer Harvard Northwest Highway LP and Jimmy R. Locke regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed April 26, 2005)

10.10

Construction Loan Agreement between The Frost National Bank and Behringer Harvard Northwest Highway LP regarding the Northwest Highway Property (previously filed and incorporated by reference to Form 8-K filed April 26, 2005)

10.11	Guaranty Agreement made between Behringer Harvard 250/290 Carpenter LP in favor of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.12

Deed of Trust, Assignment of Rents and Leases, Security Agreement Fixture Filing and Financing Statement by Behringer Harvard 250/290 Carpenter LP, as grantor, to PRLP, Inc. as trustee for the benefit of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.13	Promissory Note made between Registrant and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.14	Credit Agreement between Bank of America, N.A. and Registrant and Behringer Harvard 250/290 Carpenter LP (previously filed and incorporated by reference to Form 8-K Filed September 8, 2005)

10.15	Limited Guaranty made by Registrant in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.16

Deed of Trust and Security Agreement by Behringer Harvard Landmark LP, as grantor, to Alfred G. Kyle, as trustee, for the benefit of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.17

Assignment and Subordination of Management Agreement by Behringer Harvard Landmark, LP in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.18

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

10.21

Deed of Trust, Security Agreement and Assignment of Rents, Leases, Incomes and Agreements by BHDGI, Ltd., as grantor, to Robert Wightman, as trustee, for the benefit of Dallas City Bank regarding the Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.22	Guaranty Agreement made between Registrant and Dallas City Bank regarding the Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.23	Promissory Note made between BHDGI, Ltd. and Dallas City Bank regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.24	Loan Agreement by and between Dallas City Bank and BHDGI, Ltd. and Registrant regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

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

10.27	Promissory Note made between Registrant and Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.28	Guaranty Agreement made between Registrant and Texans Commercial Capital, LLC regarding the Telluride Property (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.29

Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to the Public Trustee of San Miguel County, Colorado, as trustee, for the benefit of Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.30	Loan Agreement by and between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.31	Deed of Trust Note made between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.32	Guaranty Agreement made between Registrant and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

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

10.35	Amended and Restated Unsecured Promissory Note by and between the Registrant and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2008)

10.36

Second Amended and Restated Unsecured Promissory Note by and between the Registrant and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on August 26, 2008)

10.37

First Amendment to Note and Construction Loan Agreement by and between Behringer Harvard Mockingbird Commons LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.38

First Amendment to Amended and Restated Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mockingbird Commons LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.39

First Modification Agreement by and between Behringer Harvard Mountain Village, LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.40	First Amendment to Guaranty Agreement by and between the Registrant and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.41

First Amendment and Deed of Trust, Security Agreement, Financing Statement, and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October  1, 2008)

10.42

Third Amendment to Credit Agreement by and among Bank of America, N.A. and the Registrant dated October 30, 2008 (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.43

Purchase Agreement between Behringer Harvard Mockingbird Commons, LLC and Jel Investments Ltd regarding the Hotel Palomar and Residences (previously filed and incorporated by reference to Form 8-K filed on December 3, 2008)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

*filed herewith