Form 10-Q
period 2009-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-05-15
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-Q
Quarter Ended March 31, 2009

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1.               Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	March 31,	Decmber 31,
	2009	2008
Assets
Real estate
Land	$31,000	$31,000
Buildings and improvements, net	90,586	91,543
Total real estate	121,586	122,543

Real estate inventory, net	59,377	56,033
Cash and cash equivalents	4,760	4,584
Restricted cash	2,462	2,631
Accounts receivable, net	4,590	4,267
Prepaid expenses and other assets	1,152	1,279
Furniture, fixtures, and equipment, net	3,250	3,580
Deferred financing fees, net	867	1,055
Lease intangibles, net	3,749	3,946
Total assets	$201,793	$199,918

Liabilities and Equity
Liabilities
Notes payable	$140,888	$140,717
Note payable to related party	20,424	13,270
Accounts payable	1,924	1,320
Payables to related parties	720	562
Acquired below-market leases, net	64	68
Distributions payable	260	260
Accrued liabilities	6,453	8,351
Capital lease obligations	165	179
Total liabilities	170,898	164,727

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized,
10,803,839 units issued and outstanding at
March 31, 2009 and December 31, 2008	22,439	26,401
General partners	9,208	9,208
Accumulated other comprehensive loss	(489)	(735)
Partners' capital	31,158	34,874
Noncontrolling interest	(263)	317
Total equity	30,895	35,191
Total liabilities and equity	$201,793	$199,918

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Revenues
Rental revenue	$2,248	$4,351
Hotel revenue	2,927	3,921
Total revenues	5,175	8,272

Expenses
Property operating expenses	3,854	5,123
Inventory valuation adjustment	-	1,127
Interest expense, net	1,661	2,184
Real estate taxes, net	656	932
Property and asset management fees	454	450
General and administrative	473	281
Advertising costs	101	130
Depreciation and amortization	1,545	3,554
Cost of condominium sales	-	20
Total expenses	8,744	13,801

Interest income	6	34
Loss on derivative instrument, net	(183)	-
Loss from continuing operations before income taxes and noncontrolling interest	(3,746)	(5,495)

Provision for income taxes	(48)	(63)
Loss from continuing operations before noncontrolling interest	(3,794)	(5,558)

Discontinued operations
Income (loss) from discontinued operations	7	(145)

Net loss	$(3,787)	$(5,703)

Noncontrolling interest from continuing operations	582	846
Noncontrolling interest from discontinued operations	(2)	55
Net loss attributable to noncontrolling interest	580	901

Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(3,207)	$(4,802)

Amounts attributable to Behringer Harvard Short-Term Opportunity Fund I LP
Continuing operations	$(3,212)	$(4,712)
Discontinued operations	5	(90)
Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(3,207)	$(4,802)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to Behringer Harvard Short-Term Opporunity Fund I LP	$(0.30)	$(0.43)
Income (loss) from discontinued operations attributable to Behringer Harvard Short-Term Opportunity Fund I LP	-	(0.01)
Basic and diluted net loss per limited partnership unit	$(0.30)	$(0.44)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
(Unaudited)
(in thousands)

	General Partners		Limited Partners
						Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Income (Loss)	Interest	Total
Balance as of January 1, 2009	$9,208	$-	10,804	$76,039	$(49,638)	$(735)	$317	$35,191

Comprehensive income (loss):

Net loss					(3,207)		(580)	(3,787)

Reclassifications due to hedging activities						246	-	246
Total comprehensive income (loss)					(3,207)	246	(580)	(3,541)

Contributions								-

Distributions				(755)				(755)

Balance as of March 31, 2009	$9,208	$-	10,804	$75,284	$(52,845)	$(489)	$(263)	$30,895

	General Partners		Limited Partners
						Accumulated Other
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Interest	Total

Balance as of January 1, 2008	$7,537	$-	10,804	$79,107	$(19,094)	$(579)	$2,409	$69,380

Comprehensive loss:

Net loss					(4,802)		(901)	(5,703)

Unrealized loss on interest rate swap						(722)	-	(722)
Total comprehensive loss					(4,802)	(722)	(901)	(6,425)

Other							58	58

Distributions				(763)			(7)	(770)

Balance as of March 31, 2008	$7,537	$-	10,804	$78,344	$(23,896)	$(1,301)	$1,559	$62,243

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months	Three months
	Ended	ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net loss	$(3,787)	$(5,703)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,902	4,058
Inventory valuation adjustment	-	1,127
Loss on derivative instrument, net	183	-
Change in real estate inventory	(2,409)	(598)
Change in accounts receivable	(323)	(374)
Change in prepaid expenses and other assets	128	(69)
Change in lease intangibles	16	(366)
Change in accounts payable	82	(219)
Change in accrued liabilities	(2,422)	(2,267)
Change in payables or receivables to related parties	158	1,062
Cash used in operating activities	(6,472)	(3,349)

Cash flows from investing activities
Capital expenditures for real estate	(89)	(1,134)
Change in restricted cash	169	584
Cash provided by (used in) investing activities	80	(550)

Cash flows from financing activities
Proceeds from notes payable	833	10,634
Proceeds from note payable to related party	7,154	2,000
Payments on notes payable	(640)	(5,251)
Payments on capital lease obligations	(14)	(13)
Financing costs	(10)	(153)
Distributions	(755)	(763)
Distributions to minority interest holders	-	(7)
Cash flows provided by financing activities	6,568	6,447

Net change in cash and cash equivalents	176	2,548
Cash and cash equivalents at beginning of period	4,584	4,907
Cash and cash equivalents at end of period	$4,760	$7,455

Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,333	$2,250

Non-cash investing activities:
Capital expenditures for real estate in accounts payable	$-	$39
Amortization of deferred financing fees in properties under development	$-	$2
Capital expenditures for real estate in accrued liabilities	$8	$49

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and was terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of March 31, 2009, ten of the twelve properties we acquired remain in our portfolio.

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

During 2008 and the first three months of 2009, the U.S. economy continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.   As of March 31, 2009, $41.3 million of the outstanding balance of our notes payable matures in the next twelve months.  Of that amount, $25.4 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Organization

On February 19, 2003, we commenced the Offering of up to 10,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 1,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  The DRIP was terminated in January 2005 and the remainder of the offering was terminated in February 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 10,997,188 limited partnership units for $109.2 million.  As of May 8, 2009, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Until December 31, 2009, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of March 31, 2009, we estimate the per unit valuation to be $9.44, due to special distributions of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Notwithstanding the above, in February 2009, Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

2.	Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of March 31, 2009 and our consolidated statements of equity, operations and cash flows for the three months ended March 31, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended March 31, 2009 and 2008.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, asset retirement obligations and any noncontrolling interest based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Prior to January 1, 2009, we allocated the purchase price of real estate property we acquired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2009 and for each of the following four years ended December 31 is as follows (in thousands):

April 1 - December 31, 2009	$159
2010	186
2011	137
2012	95
2013	33

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
As of March 31, 2009	Improvements	Intangibles	Market Leases
Cost	$104,058	$5,501	$(131)
Less: depreciation and amortization	(13,472)	(1,752)	67
Net	$90,586	$3,749	$(64)

	Buildings and	Lease	Acquired Below-
As of December 31, 2008	Improvements	Intangibles	Market Leases
Cost	$104,009	$5,552	$(132)
Less: depreciation and amortization	(12,466)	(1,606)	64
Net	$91,543	$3,946	$(68)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. During 2008 and the first three months of 2009, the U.S. economy continued to experience a significant downturn, which included disruptions in the broader financial credit markets.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position. There were no impairment charges for the three months ended March 31, 2009 and 2008.

For real estate owned by us through an investment in a limited partnership, joint venture, or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges for the three months ended March 31, 2009 and 2008.

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

During 2008 and the first three months of 2009, the U.S. housing market and related condominium sector continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability and stricter terms of mortgage financing, deteriorating conditions in the overall economy and rising unemployment.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the three months ended March 31, 2008, we recognized an inventory valuation adjustment of $1.1 million to reduce the carrying value of condominiums at Hotel Palomar and Residences.  There was no such valuation adjustment for the three months ended March 31, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.2 million and $0.3 million at March 31, 2009 and December 31, 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory, prepaid directors’ and officers’ insurance, as well as prepaid insurance.  Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $3.3 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1.2 million and $1.0 million at March 31, 2009 and December 31, 2008, respectively.

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

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in accumulated other comprehensive income (loss) (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot (unaudited) mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap agreement.  The amended interest rate swap agreement was not designated as a cash flow hedge for accounting purposes.  See Note 9, “Derivative Instruments and Hedging Activities.”  As of March 31, 2009, we do not have any derivatives designated as hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2009 was approximately $45,000.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended March 31, 2008 was $0.5 million.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.   Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2009 and 2008.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Noncontrolling Interest

We hold a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2009, we recognized a provision for current tax expense of approximately $49,000 and a deferred tax benefit of approximately $1,000 related to the Texas margin tax.  For the three months ended March 31, 2008, we recognized a provision for current tax expense of approximately $55,000 and a provision for a deferred tax expense of approximately $8,000 related to the Texas margin tax.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157-2 on January 1, 2009 and it had no material effect on our consolidated financial statements or the disclosures related to non-financial assets and liabilities in our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of SFAS 141(R) on January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, if we make future acquisitions, SFAS No. 141(R) will have a material effect on our accounting, primarily as acquisition costs will no longer be capitalized, but will be expensed.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This Statement is applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by SFAS 160.  Our adoption of SFAS No. 160 on January 1, 2009 decreased our total equity.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income attributable to the Partnership was not affected.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  We adopted the provisions of SFAS No. 161 on January 1, 2009 and we have included the additional disclosure information required by SFAS 161 within Note 9, “Derivative Instruments and Hedging Activities.”

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of FSP SFAS 157-4 effective April 1, 2009 and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We plan to adopt FSP FAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the quarter ending June 30, 2009.  We believe that the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our financial statements.

5.	Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of March 31, 2009 (in thousands).  Our derivative financial instruments are classified in “Accrued liabilities” on our consolidated balance sheet at March 31, 2009.  See Note 9, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.  We have no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2009.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(1,594)	$-	$(1,594)	$-

6.	Real Estate

As of March 31, 2009, we wholly owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
18581 North Dallas Parkway	Dallas, Texas	122,273	two-story office building
18451 North Dallas Parkway	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land
Northwest Highway Land	Dallas, Texas	land	development property

As of March 31, 2009, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
1221 Coit Road	Dallas, Texas	125,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

7.	Capitalized Costs

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for the future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we are constructing five spec homes on this property while the remaining open lots are sold to luxury home builders.  Development construction of the land was completed in April 2007 and we began the construction of the luxury homes with an exclusive home builder during the first quarter of 2008.  As a result of the completion of the development phase of Northwest Highway Land in April 2007, no development costs were capitalized after April 2007, until we began the construction of homes during the first quarter of 2008.  Certain costs associated with Northwest Highway Land development were capitalized and will be capitalized by us until all construction is complete.  For the three months ended March 31, 2009 and 2008, we capitalized a total of $0.6 million and $0.4 million, respectively, in costs associated with the development of Northwest Highway Land to real estate inventory.  During the three months ended March 31, 2009 and 2008, we capitalized approximately $48,000 and $18,000, respectively, in interest costs for the Northwest Highway Land.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in 2010.  Certain costs associated with Cassidy Ridge development were capitalized and will continue to be capitalized by us until construction is completed.  For the three months ended March 31, 2009 and 2008 we capitalized a total of $2.7 million and $0.7 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During each of the three months ended March 31, 2009 and 2008, we capitalized $0.3 million in interest costs for Cassidy Ridge.

8.	Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Balance		Interest	Maturity
Description	March 31, 2009	December 31, 2008	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1222 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7% (1)	12/4/2011
Plaza Skillman Loan	9,537	9,578	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	315	335		4/11/2011
Hotel Palomar and Residences Credit Union Liquidity Services	25,390	25,390	Prime + 0.5% (2)	10/1/2009
Hotel Palomar and Residences Bank of America Loan	41,218	41,081	30-day LIBOR + 1.75% (3)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	1,294	5.0% to 12.0%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	2,366	30-day LIBOR + 2.25% (3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	5,521	4,826	6% (4)	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	3 mo LIBOR + 1.4% (5)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	3 mo LIBOR + 1.4% (5)	10/1/2010
Melissa Land Loan	1,800	2,000	Prime + 1.0% (2)	7/29/2009
Cassidy Ridge Loan	6,997	6,997	6.5% (6)	10/1/2011
Revolver Agreement	10,450	10,850	30-day LIBOR + 3.5% (3)	8/30/2009
Notes payable	140,888	140,717

Amended BHH Loan - related party	20,424	13,270	5.0%	8/19/2011
	$161,312	$153,987
____________________________
(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at March 31, 2009 was 3.25%.

(3)	30-day LIBOR was 0.5% at March 31, 2009.

(4)	Rate is the higher of prime plus 0.5% or 6.0%.

(5)	Three month LIBOR was 1.2% at March 31, 2009.

(6)	Rate is the higher of prime plus 1.5% or 6.5%.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of March 31, 2009, of our $161.3 million in debt, $103.2 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of March 31, 2009, $41.3 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $25.4 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

On February 22, 2008, our 30% noncontrolling partner entered into an agreement to loan the Mockingbird Commons Partnership $0.5 million.  The loan is unsecured, bears interest at a rate of 7.25% and the principal amount of the loan and all accrued interest were due and payable on January 31, 2009.  We are currently in negotiations with this partner to extend the maturity date of the note.  We believe that we remain in compliance with all loan covenants.

On January 10, 2007, our noncontrolling partner entered into an agreement to loan the Mockingbird Commons Partnership $0.3 million.  The loan, which is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note which was extended to January 1, 2009, has subsequently been extended to May 1, 2009, and the note now bears interest at the rate of 12.0% per annum.  We believe that we remain in compliance with all loan covenants as we are currently in negotiations with this partner to extend the maturity date of this note.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

On August 20, 2008, we entered into the Second Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Second Amended BHH Loan”) pursuant to which we may borrow a maximum of $25 million, subject to approval by the lender.  The borrowings are being used to finance cash flow needs related principally to working capital purposes, capital expenditures for 250/290 John Carpenter Freeway, development costs for Cassidy Ridge and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Second Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Second Amended BHH Loan is August 19, 2011.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of March 31, 2009, the outstanding principal balance was $20.4 million.

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

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  We were not in compliance with a debt service coverage covenant under the Hotel Palomar and Residences loan with Bank of America at March 6, 2009, which would have been a default under the loan agreement.  We have amended the loan agreement to move the covenant test date from March 6, 2009 to July 1, 2009.  We remain in negotiations with the lender to modify the loan agreement including this covenant.  We are current on and continue to make scheduled monthly payments of interest only under the loan agreement, and believe that we will remain current through the maturity.  However, there are no assurances that we will be successful in our negotiations to modify the Hotel Palomar and Residences loan with Bank of America.  We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

9.	Derivative Instruments and Hedging Activities

We account for and disclose our derivatives and hedging activities under SFAS No. 133, as amended and interpreted, and SFAS No. 161.   We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Interest calculated on borrowings under our loan agreement related to Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedge in accordance with SFAS No. 133.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap are recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the three months ended March 31, 2009, we recorded a gain of $0.1 million to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Derivative instruments classified as liabilities were reported at their combined fair values of $1.6 million and $1.7 million in accrued liabilities at March 31, 2009 and December 31, 2008, respectively.  During the three months ended March 31, 2008 we recorded unrealized losses of $0.7 million to accumulated other comprehensive loss in our statement of changes in equity to adjust the carrying amount of the interest rate swap qualifying as a hedge under SFAS No. 133 to its fair value at March 31, 2008.  Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) related to the cash flow hedge will be reclassified to earnings.  Realized losses on interest rate derivatives for the three months ended March 31, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.2 million.  No amounts were reclassified to earnings for the three months ended March 31, 2008.  The amortization of the unrealized loss held in other comprehensive income to earnings will take place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009.  During the three months ended March 31, 2008, the swap agreement designated as a cash flow hedge increased interest expense by approximately $0.1 million.

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2009, but do not represent exposure to credit, interest rate, or market risks:

	Notional	Interest Swap	Interest Swap
Hedge Type / Description	Amount	Pay Rate	Receive Rate	Maturity	Fair Value
Other
Interest rate swap - Hotel Palomar and Residences	$38,000	3.77%	30-day LIBOR	September 6, 2010	$(1,594)

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008 (in thousands).

Derivatives not designated	As of March 31, 2009		As of December 31, 2008
as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap	Accrued liabilities	$(1,594)	Accrued liabilities	$(1,697)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations as of March 31, 2009 and 2008 (in thousands).

Derivatives in SFAS	Amount of Gain or (Loss) on Derivative
133 Cash Flow	(Effective Portion) Recognized in OCI
Hedging Relationships	March 31, 2009	March 31, 2008

Interest rate swap	$-	$(722)

Derivatives not designated as		Amount of Gain or (Loss) on Derivative
hedging instruments under	Location of Gain or (Loss) on	Recognized in Income
SFAS 133	Derivative Recognized in Income	March 31, 2009	March 31, 2008

Interest rate swap	Loss on derivative instruments, net	$124	$-
Interest rate swap	Interest expense	(245)	-
Total		$(121)	$-

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Credit risk and collateral

Our credit exposure related to interest rate instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of the related indebtedness.  We would be in default on the derivative instrument obligations covered by the agreement if we fail to comply with the related loan covenant provisions.  See Note 3, “Summary of Significant Accounting Policies” and Note 5, “Assets and Liabilities Measured at Fair Value” and Note 8, “Notes Payable” for further information regarding our compliance with debt covenants and our hedging instruments.

10.	Commitments and Contingencies

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  We have identified a conditional asset retirement obligation at a certain property that is related to soil contamination.  We believe that, as of March 31, 2009, we have reserved sufficient amounts to pay all costs associated with this asset retirement obligation.  We will recognize any additional costs incurred for any conditional asset retirement obligations in the periods in which the costs are incurred or sufficient information becomes available to reasonably estimate their fair values.

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at March 31, 2009 are as follows (in thousands):

Year ending	Amount
April 1 - December 31, 2009	$56
2010	74
2011	56
2012	-
2013	-
thereafter	-
Total minimum future lease payments	$186

Less: amounts representing interest	21

Total future lease principal payments	$165

11.	Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We have paid special distributions of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.  Distributions payable at March 31, 2009 were $0.3 million.

The following are the total distributions declared during the first quarter of 2009 and 2008 (in thousands):

	2009	2008
First Quarter	$755	$763

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

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

For the management and leasing of our properties, we pay HPT Management Services LP, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the three months ended March 31, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.1 million, of which approximately $16,000 is included in loss from discontinued operations for the three months ended March 31, 2008.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the three months ended March 31, 2009, we incurred asset management fees of $0.3 million, of which approximately $28,000 was capitalized to real estate.  For the three months ended March 31, 2008, we incurred asset management fees of $0.3 million, of which approximately $10,000 was included in loss from discontinued operations and approximately $20,000 was capitalized to real estate.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the three months ended March 31, 2009, we incurred and expensed such costs for administrative services totaling $0.1 million.  We incurred and expensed approximately $35,000 of such costs for the three months ended March 31, 2008.

On August 20, 2008, we entered into the Second Amended BHH Loan, pursuant to which we may borrow a maximum of $25 million.  The outstanding principal balance under the Second Amended BHH Loan as of March 31, 2009 was $20.4 million.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is August 19, 2011.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes  and capital expenditures.

At March 31, 2009, we had payables to related parties of approximately $0.7 million.  This balance consists primarily of interest accrued on the Second Amended BHH Loan, administrative expenses incurred by our general partners and management fees payable to our property managers.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations. Results for the three months ended March 31, 2009 represent final settlements for operations of 4245 N. Central.  Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Rental revenue	$3	$378

Expenses
Property operating expenses	2	178
Interest expense	-	109
Real estate taxes	(7)	56
Property and asset management fees	1	26
Advertising costs	-	1
Depreciation and amortization	-	154
Total expenses	(4)	524

Interest income	-	1
Net income (loss)	7	(145)

Noncontrolling interest	(2)	55
Income (loss) from discontinued operations attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$5	$(90)

14.	Noncontrolling Interest

We adopted the provisions of SFAS No. 160 on January 1, 2009.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement requires that the noncontrolling interest continue to be attributed its share of losses even if it results in a deficit noncontrolling interest balance.  Previous accounting standards required that noncontrolling interest not be allocated losses that result in a deficit noncontrolling interest balance.  The adoption of SFAS No. 160 resulted in a deficit noncontrolling interest balance at one of our consolidated real estate partnerships for the three months ended March 31, 2009.  The following table presents results for the three months ending March 31, 2009 as if the previous accounting standard was in effect (in thousands):

	Three months ended March 31, 2009
		Noncontrolling interest
	As reported	adjustment	As adjusted
Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(3,207)	$(561)	$(3,768)

Basic and diluted weighted average limited partnership units outstanding	10,804	-	10,804

Basic and diluted net loss per limited partnership partnership unit attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(0.30)	$(0.05)	$(0.35)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, asset retirement obligations and any noncontrolling interest based on their relative fair values in accordance with SFAS No. 141(R) “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Prior to January 1, 2009, we allocated the purchase price of real estate property we acquired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Overview

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of March 31, 2009 and we had eight wholly-owned properties and interests in three properties through investments in joint ventures as of March 31, 2008.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended March 31, 2009 and 2008.

Significant Leasing Activity

We sold 4245 N. Central on September 30, 2008.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of 18581 Dallas Parkway and 18451 Dallas Parkway.  The lease at 18451 Dallas Parkway expired March 31, 2008 and the lease at 18581 Dallas Parkway expired in May 2008.  We executed a long-term direct lease for approximately 90,000 rentable square feet, or approximately 74%, of 18581 Dallas Parkway to a tenant who previously subleased the space.  As reported previously, during 2008 and the first three months of 2009, the U.S. housing market and related condominium sector continued to decline.  As a result, with temporary approval by the lender, we have implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  Leasing of additional units is subject to approval by the lender.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2009 and 2008 was $2.2 million and $4.4 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  Rental revenue for the three months ended March 31, 2008 included an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.  The decrease in revenue for the three months ended March 31, 2009 is primarily the result of the termination of the single tenant lease at 1221 Coit Road and the expiration of the single tenant lease at 18451 Dallas Parkway.  Unless we are able to release these properties quickly, management expects rental revenue to remain at its current level.

Hotel Revenue. Hotel revenue for the three months ended March 31, 2009 and 2008 was $2.9 million and $3.9 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The deepening economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and an increase in hotel room supply.  We expect hotel revenue to continue to decline in the near future if the U.S. economy continues to experience a significant downturn.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2009 and 2008 were $3.9 million and $5.1 million, respectively, and were comprised of expenses related to the daily operations from our properties.  The increased property operating expenses for the three months ended March 31, 2008 was primarily due to the write-off of accounts receivable associated with the early termination of the lease at 1221 Coit Road and the fact that CompUSA made partial rental payments on its leases at 18581 and 18451 Dallas Parkway during the three months ended March 31, 2008.  Without the occurrence of similar transactions in the near future, we expect property operating expenses to remain at current levels.

Inventory Valuation Adjustment.  The inventory valuation adjustment for the three months ended March 31, 2008 was $1.1 million and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2008 and the first three months of 2009, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $1.1 million for the three months ended March 31, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the three months ended March 31, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2009 and 2008 was $1.7 million and $2.2 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our eight wholly-owned properties and our investments in partnerships.  The decrease in interest expense for the three months ended March 31, 2009 is primarily the result of the decrease in variable interest rates associated with our loans.  Interest costs for the development of Cassidy Ridge and the construction of homes at Northwest Highway Land will continue to be capitalized until these projects are complete.  For the three months ended March 31, 2009, we capitalized interest costs of $0.3 million for Cassidy Ridge and $48,000 for Northwest Highway Land.  For the three months ended March 31, 2008, we capitalized interest costs of $0.3 million for Cassidy Ridge and $18,000 for Northwest Highway Land.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2009 and 2008 were $0.7 million and $0.9 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the three months ended March 31, 2009 is primarily due to a successful appeal of 2008 property valuations.  Without successful appeals of 2009 property valuations, we expect real estate taxes to increase in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the three months ended March 31, 2009 and 2008 were $0.5 million and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the three months ended March 31, 2009 and 2008 were $0.5 million and $0.3 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the three months ended March 31, 2009 is primarily the result of an increase in administrative services from Behringer Advisors II, our co-general partner, as well additional auditing costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Advertising Costs. Advertising costs for each of the three months ended March 31, 2009 and 2008 were $0.1 million and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2009 was $1.5 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the three months ended March 31, 2008, depreciation and amortization expense associated with our consolidated properties was $3.6 million.  The decrease in depreciation and amortization expense during the three months ended March 31, 2009 is primarily due to accelerated amortization of lease intangibles associated with the termination and expiration of leases during the first three months of 2008.  We expect depreciation and amortization expense to remain constant in the near future.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the three months ended March 31, 2009 was $0.2 million.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan with Bank of America, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for each of the three months ended March 31, 2009 and 2008 was $0.6 million and $0.8 million, respectively, and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidated during the periods.

Discontinued Operations

Income (loss) from Discontinued Operations. Income from discontinued operations for the three months ended March 31, 2009 was $7,000 and represents final settlements, while the loss from discontinued operation for the three months ended March 2008 was $0.1 million.  Results for the respective periods represent the activity for 4245 N. Central, which was sold on September 30, 2008.

Net Income (loss) Attributable to Noncontrolling Interest from Discontinued Operations. Net income attributable to noncontrolling interest for the three months ended March 31, 2009 was $2,000 and represents the other partner’s share of income from 4245 N. Central.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2008 was $55,000 and represents the other partner’s proportionate share of losses from 4245 N. Central.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2009 was $6.5 million and was comprised primarily of the net loss of $3.8 million, adjusted for depreciation and amortization of $1.9 million, an increase in real estate inventory of $2.4 million and other changes in working capital accounts of $2.4 million.  Cash used in operating activities for the three months ended March 31, 2008 was $3.3 million and was comprised primarily of the net loss of $5.7 million, adjusted for depreciation and amortization of $4.1 million, changes in working capital accounts of $1.9 million and condominium inventory of $0.6 million, partially offset by a charge for an inventory valuation adjustment of $1.1 million

Cash provided by investing activities for the three months ended March 31, 2009 was $0.1 million and was comprised of changes in restricted cash of $0.2 million, partially offset by capital expenditures for real estate of $0.1 million.  Cash used in investing activities for the three months ended March 31, 2008 was $0.6 million and was comprised of capital expenditures for real estate of $1.1 million, partially offset by the change in restricted cash related to our properties of $0.6 million.

Cash provided by financing activities for the three months ended March 31, 2009 was $6.6 million and consisted primarily of proceeds from notes payable, net of payments, of $7.3 million, partially offset by distributions of $0.8 million.  Cash provided by financing activities was $6.4 million for the three months ended March 31, 2008 and consisted primarily of proceeds from notes payable, net of payments, of $7.4 million, partially offset by distributions of $0.8 million.

Liquidity and Capital Resources

Our cash and cash equivalents were $4.8 million at March 31, 2009.  Our principal demands for funds will be for the payment of capital improvements, operating expenses, distributions and for the payment of our outstanding indebtedness.  Generally, these cash needs are expected to be met from operations and borrowings, as set forth in more detail below.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of March 31, 2009, of our $161.3 million in debt, $103.2 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of March 31, 2009, $41.3 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $25.4 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return. As a result, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.

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

Distributions paid in each of the three months ended March 31, 2009 and 2008 were approximately $0.8 million.  For the three months ended March 31, 2009 and 2008, we had negative cash flow from operating activities of approximately $6.5 million and $3.3 million, respectively.  Accordingly, cash amounts distributed to our limited partners for each of the three months ended March 31, 2009 and 2008 exceeded cash flow from operating activities, which differences were funded from our borrowings.

The amount by which distributions paid exceeded cash flow from operating activities increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This increase is primarily due to amounts paid for construction of condominium units at Cassidy Ridge and a decrease in total revenues.

On February 22, 2008, our 30% noncontrolling partner entered into an agreement to loan the Mockingbird Commons Partnership an additional $0.5 million.  The loan is unsecured, bears interest at a rate of 7.25% and the principal amount of the loan and all accrued interest were due and payable on January 31, 2009.  We are currently in negotiations with this partner to extend the maturity date of this note.  We believe that we remain in compliance with all loan covenants.

On January 10, 2007, our noncontrolling partner entered into an agreement to loan the Mockingbird Commons Partnership $0.3 million.  The loan, which is unsecured, bears interest at the rate of 10% per annum and the principal amount of the loan and all accrued interest was due and payable in full on or before January 1, 2008.  The maturity date of the note which was extended to January 1, 2009, has subsequently been extended to May 1, 2009, and the note now bears interest at the rate of 12.0% per annum.  We believe that we remain in compliance with all loan covenants as we are currently in negotiations with this partner to extend the maturity date of this note.

On August 20, 2008, we entered into the Second Amended BHH Loan pursuant to which we may borrow a maximum of $25 million, subject to approval by the lender.  The borrowings are being used to finance cash flow needs related principally to working capital purposes, capital expenditures for 250/290 John Carpenter Freeway, development costs for Cassidy Ridge and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Second Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Second Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Second Amended BHH Loan is August 19, 2011.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.

We expect that we will continue to require this liquidity support from our sponsor through 2009.  Our sponsor, subject to their approval, may make available to us additional funds under the Second Amended BHH Loan through 2009, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.  As of March 31, 2009, the balance under this note was $20.4 million.

On December 11, 2008, we entered into an agreement with Dallas City Bank to extend the Melissa Land Loan, from September 29, 2008, to January 29, 2009.  The maturity date of the loan was subsequently extended to July 29, 2009.  The interest rate under the agreement entered into on January 29, 2009 is the greater of the prime rate plus one percent (1.0%) or 6%.  The balance under this note was $1.8 million as of March 31, 2009.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage.  We were not in compliance with a debt service coverage covenant under the Hotel Palomar and Residences loan with Bank of America at March 6, 2009, which would have been a default under the loan agreement.  We have amended the loan agreement to move the covenant test date from March 6, 2009 to July 1, 2009.  We remain in negotiations with the lender to modify the loan agreement including this covenant.  We are current on and continue to make scheduled monthly payments of interest only under the loan agreement, and believe that we will remain current through the maturity.  However, there are no assurances that we will be successful in our negotiations to modify the Hotel Palomar and Residences loan with Bank of America.  We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes, property management fees, pre-opening costs, advertising costs and cost of condominium sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three months ended March 31, 2009 and 2008 are presented below (in thousands).

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Total revenues	$5,175	$8,272

Operating expenses
Property operating expenses	3,854	5,123
Real estate taxes, net	656	932
Property and asset management fees	454	450
Advertising costs	101	130
Cost of condominium sales	-	20
Less: Asset management fees	(236)	(232)
Total operating expenses	4,829	6,423

Net operating income	$346	$1,849

Reconciliation to net loss
Net operating income	$346	$1,849

Less: Depreciation and amortization	(1,545)	(3,554)
General and administrative expenses	(473)	(281)
Interest expense, net	(1,661)	(2,184)
Asset management fees	(236)	(232)
Inventory valuation adjustment	-	(1,127)
Provision for income taxes	(48)	(63)
Add: Interest income	6	34
Loss on derivative instrument, net	(183)	-
Income (loss) from discontinued operations	7	(145)

Net loss	$(3,787)	$(5,703)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Net loss	$(3,787)	$(5,703)
Net loss attributable to noncontrolling interest	580	901

Adjustments
Real estate depreciation and amortization (1)	1,365	3,441
Inventory valuation adjustment (1)	-	789
Debt service, net of amounts capitalized (1)	(1,095)	(1,822)
Capital improvements (1)(2)	(81)	(1,142)

Net cash from operations	$(3,018)	$(3,536)
______________________

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2009 and 2008 include building improvements, tenant improvements and furniture and fixtures.

Disposition Policies

We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or after February 19, 2010, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those units held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $161.3 million in notes payable at March 31, 2009, approximately $103.2 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.7 million.

A 100 basis point decrease in interest rates would result in a $2.1 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $1.1 million net decrease in the fair value of our interest rate swap.

At March 31, 2009, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of March 31, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

From time to time, we may rely on financial institutions for debt financing and, as a result, may be adversely affected by the failure of a financial institution to honor its lending obligations.

 From time to time, we may rely on financial institutions for financing acquisitions, for financing development projects in which we invest, for funding credit facilities used for general purposes or for other funding needs.  As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administration actions by federal bank regulators due to a lack of required capital.  While not presently an issue for us, some of these financial institutions may become insolvent, enter into receivership or otherwise become unable to fulfill or be prevented from fulfilling their respective financial obligations to their borrowers.  Should a financial institution on which we rely fail to meet its funding obligations to us or to an entity in which we have invested, our liquidity or the liquidity of the entity in which we have invested could be materially adversely affected, we could become unable to take advantage of acquisition opportunities and we could suffer losses on development projects or other investments that require additional capital.  Furthermore, if the loan is made to an entity in which we have invested, such as a development project, and we and our affiliates are not parties to the loan, we will be unable to take direct action against the financial institution to compel it to honor its financial obligations.  In addition, if a financial institution on which we rely becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce any contractual rights we would otherwise have against it.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults Upon Senior Securities.

We were not in compliance with a debt service coverage covenant under the Hotel Palomar and Residences loan with Bank of America at March 6, 2009, which would have been a default under the loan agreement.   We have amended the loan agreement to move the covenant test date from March 6, 2009 to July 1, 2009.  We remain in negotiations with the lender to modify the loan agreement including this covenant.  The balance of the loan was $41.2 million at March 31, 2009.  We are current on and continue to make scheduled monthly payments of interest only under the loan agreement.  In the event that Bank of America demanded immediate payment of the entire loan balance, we would have to consider all available alternatives including transferring legal possession of the property to the lender under the deed of trust.  We currently have an appraisal of the property with a valuation in excess of the balance of the loan at March 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 15, 2009		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed in and incorporated by reference to Form 8-K filed on September 5, 2008)

3.2
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