Form 10-Q
period 2009-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-08-14
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Quarter Ended June 30, 2009

PART I
FINANCIAL INFORMATION
Item 1.          Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	June 30,	Decmber 31,
	2009	2008
Assets
Real estate
Land	$31,000	$31,000
Buildings and improvements, net	97,623	91,543
Total real estate	128,623	122,543

Real estate inventory, net	53,824	56,033
Cash and cash equivalents	2,409	4,584
Restricted cash	2,670	2,631
Accounts receivable, net	4,652	4,267
Prepaid expenses and other assets	1,054	1,279
Furniture, fixtures, and equipment, net	2,923	3,580
Deferred financing fees, net	669	1,055
Lease intangibles, net	3,601	3,946
Total assets	$200,425	$199,918

Liabilities and Equity
Liabilities
Notes payable	$140,402	$140,717
Note payable to related party	23,523	13,270
Accounts payable	2,763	1,320
Payables to related parties	946	562
Acquired below-market leases, net	60	68
Distributions payable	252	260
Accrued liabilities	5,657	8,351
Capital lease obligations	150	179
Total liabilities	173,753	164,727

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized,
10,803,839 units issued and outstanding at
June 30, 2009 and December 31, 2008	18,536	26,401
General partners	9,208	9,208
Accumulated other comprehensive loss	(245)	(735)
Partners' capital	27,499	34,874
Noncontrolling interest	(827)	317
Total equity	26,672	35,191
Total liabilities and equity	$200,425	$199,918

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues
Rental revenue	$2,020	$3,112	$4,268	$7,463
Hotel revenue	3,392	4,134	6,319	8,055
Condominium sales	-	510	-	510
Total revenues	5,412	7,756	10,587	16,028

Expenses
Property operating expenses	4,308	4,457	8,162	9,580
Inventory valuation adjustment	-	258	-	1,385
Interest expense, net	1,715	1,967	3,376	4,151
Real estate taxes, net	401	1,161	1,057	2,093
Property and asset management fees	475	481	929	931
General and administrative	427	262	900	543
Advertising costs	45	85	146	215
Depreciation and amortization	1,590	1,605	3,135	5,159
Cost of condominium sales	-	404	-	424
Total expenses	8,961	10,680	17,705	24,481

Interest income	5	11	11	45
Loss on sale of assets	-	(2)	-	(2)
Loss on derivative instrument, net	(89)	-	(272)	-
Loss from continuing operations before income taxes and noncontrolling interest	(3,633)	(2,915)	(7,379)	(8,410)

Provision for income taxes	(73)	(69)	(121)	(132)
Loss from continuing operations before noncontrolling interest	(3,706)	(2,984)	(7,500)	(8,542)

Discontinued operations
Income (loss) from discontinued operations	1	(111)	8	(256)

Net loss	$(3,705)	$(3,095)	$(7,492)	$(8,798)

Noncontrolling interest in continuing operations	573	589	1,155	1,435
Noncontrolling interest in discontinued operations	(9)	41	(11)	96
Net loss attributable to noncontrolling interest	564	630	1,144	1,531

Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(3,141)	$(2,465)	$(6,348)	$(7,267)

Amounts attributable to Behringer Harvard Short-Term Opportunity Fund I LP
Continuing operations	$(3,133)	$(2,395)	$(6,345)	$(7,107)
Discontinued operations	(8)	(70)	(3)	(160)
Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(3,141)	$(2,465)	$(6,348)	$(7,267)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(0.29)	$(0.22)	$(0.59)	$(0.66)
Loss from discontinued operations attributable to Behringer Harvard Short-Term Opportunity Fund I LP	-	(0.01)	-	(0.01)
Basic and diluted net loss per limited partnership unit	$(0.29)	$(0.23)	$(0.59)	$(0.67)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
(Unaudited)
(in thousands)

							Accumulated
							Comprehensive
							Income (Loss)
							Attributable to
	General Partners		Limited Partners			Accumulated	Behringer
						Other	Harvard
			Number			Comprehensive	Short-Term
		Accumulated	of	Contributions/	Accumulated	Income	Opportunity	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	(Loss)	Fund I LP	Interest	Total
Balance as of January 1, 2009	$9,208	$-	10,804	$76,039	$(49,638)	$(735)	$(50,373)	$317	$35,191

Comprehensive income (loss):

Net loss					(6,348)		(6,348)	(1,144)	(7,492)

Reclassifications due to hedging activities						490	490	-	490

Total comprehensive income (loss)					(6,348)	490	(5,858)	(1,144)	(7,002)

Distributions				(1,517)					(1,517)

Balance as of June 30, 2009	$9,208	$-	10,804	$74,522	$(55,986)	$(245)	$(56,231)	$(827)	$26,672

							Accumulated
							Comprehensive
							Income (Loss)
							Attributable to
	General Partners		Limited Partners				Behringer
						Accumulated	Harvard
			Number			Other	Short-Term
		Accumulated	of	Contributions/	Accumulated	Comprehensive	Opportunity	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Loss	Fund I LP	Interest	Total

Balance as of January 1, 2008	$7,537	$-	10,804	$79,107	$(19,094)	$(579)	$(19,673)	$2,409	$69,380

Comprehensive loss:

Net loss					(7,267)		(7,267)	(1,531)	(8,798)

Unrealized loss on interest rate swap						(142)	(142)	-	(142)

Total comprehensive loss					(7,267)	(142)	(7,409)	(1,531)	(8,940)

Other								58	58

Distributions				(1,526)				(5)	(1,531)

Balance as of June 30, 2008	$7,537	$-	10,804	$77,581	$(26,361)	$(721)	$(27,082)	$931	$58,967

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months	Six months
	ended	ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net loss	$(7,492)	$(8,798)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on sale of assets	-	2
Depreciation and amortization	3,854	5,959
Inventory valuation adjustment	-	1,385
Loss on derivative instrument, net	272	-
Change in real estate inventory	(4,826)	(1,556)
Change in accounts receivable	(385)	(1,583)
Change in prepaid expenses and other assets	225	(66)
Change in lease intangibles	(23)	(426)
Change in accounts payable	150	628
Change in accrued liabilities	(2,571)	(1,328)
Change in payables or receivables to related parties	384	1,121
Cash used in operating activities	(10,412)	(4,662)

Cash flows from investing activities
Capital expenditures for real estate	(140)	(2,346)
Proceeds from sale of assets	-	236
Change in restricted cash	(39)	(677)
Cash used in investing activities	(179)	(2,787)

Cash flows from financing activities
Proceeds from notes payable	833	13,441
Proceeds from note payable to related party	10,253	3,500
Payments on notes payable	(1,105)	(7,854)
Payments on capital lease obligations	(29)	(27)
Financing costs	(11)	(357)
Distributions	(1,525)	(1,534)
Distributions to minority interest holders	-	(6)
Cash flows provided by financing activities	8,416	7,163

Net change in cash and cash equivalents	(2,175)	(286)
Cash and cash equivalents at beginning of period	4,584	4,907
Cash and cash equivalents at end of period	$2,409	$4,621

Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,730	$4,186
Income tax paid	$203	$201

Non-cash investing activities:
Amortization of deferred financing fees in properties under development	$-	$11
Capital expenditures for real estate in accrued liabilities	$8	$412
Reclassification of real estate inventory to buildings	$8,086	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and was terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of June 30, 2009, ten of the twelve properties we acquired remain in our portfolio.

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

During 2008 and the first six months of 2009, the U.S. economy continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.   In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  As of June 30, 2009, $46.4 million of the outstanding balance of our notes payable matures in the next twelve months.  Of that amount, $30.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Organization

On February 19, 2003, we commenced the Offering at a price of $10 per unit.  The Offering was terminated in February 2005.  As of August 10, 2009, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Until December 31, 2009, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of June 30, 2009, we estimate the per unit valuation to be $9.44, due to special distributions of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of June 30, 2009 and our consolidated statements of equity, operations and cash flows for the periods ended June 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended June 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure through August 14, 2009, which is the date the financial statments were issued.

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

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2009 and for each of the following four years ended December 31 is as follows (in thousands):

July 1 - December 31, 2009	$103
2010	184
2011	136
2012	93
2013	31

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Buildings and	Lease	Acquired Below-
As of June 30, 2009	Improvements	Intangibles	Market Leases
Cost	$112,165	$5,439	$(131)
Less: depreciation and amortization	(14,542)	(1,838)	71
Net	$97,623	$3,601	$(60)

	Buildings and	Lease	Acquired Below-
As of December 31, 2008	Improvements	Intangibles	Market Leases
Cost	$104,009	$5,552	$(132)
Less: depreciation and amortization	(12,466)	(1,606)	64
Net	$91,543	$3,946	$(68)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  During 2008 and the first six months of 2009, the U.S. economy continued to experience a significant downturn, which included disruptions in the broader financial credit markets.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.  There were no impairment charges for the six months ended June 30, 2009 and 2008.

For real estate owned by us through an investment in a limited partnership, joint venture, or other similar investment structure, at each reporting date, management compares the estimated fair value of its investment to the carrying value.  An impairment charge is recorded to the extent that the fair value of the investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the six months ended June 30, 2009 and 2008.

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

During 2008 and the first six months of 2009, the U.S. housing market and related condominium sector continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability, stricter terms of mortgage financing, rising foreclosure activity and unemployment and deteriorating conditions in the overall economy.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, through December 31, 2008, we recognized inventory valuation adjustments of $17.0 million to reduce the carrying value of condominiums at Hotel Palomar and Residences and $2.2 million to reduce the carrying value of developed land lots at Northwest Highway Land.  There was no such valuation adjustment for the six months ended June 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.2 million and $0.3 million at June 30, 2009 and December 31, 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory, prepaid directors’ and officers’ insurance, as well as prepaid insurance.  Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year and five-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $3.7 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $1.4 million and $1.0 million at June 30, 2009 and December 31, 2008, respectively.

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

In September 2007, we entered into an interest rate swap agreement designated as a cash flow hedge related to debt secured by a 475,000 square foot (unaudited) mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”).  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap agreement.  The amended interest rate swap agreement was not designated as a cash flow hedge for accounting purposes.  See Note 9, “Derivative Instruments and Hedging Activities.”  As of June 30, 2009, we do not have any derivatives designated as hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2009 was approximately $0.1 million.  The total net increase to rental revenue due to straight-line rent adjustments for the six months ended June 30, 2008 was $1.2 million.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.   Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three and six months ended June 30, 2009 and 2008.  Our chief operating decision maker, as defined by SFAS No. 131, evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Noncontrolling Interest

We hold a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interests in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the six months ended June 30, 2009, we recognized a provision for current tax expense of approximately $122,000 and a deferred tax benefit of approximately $1,000 related to the Texas margin tax.  For the six months ended June 30, 2008, we recognized a provision for current tax expense of approximately $115,000 and a provision for a deferred tax expense of approximately $17,000 related to the Texas margin tax.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This Statement is applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by SFAS 160.  Our adoption of SFAS No. 160 on January 1, 2009 decreased our total equity.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income (loss) attributable to the Partnership was not affected.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  We adopted the provisions of SFAS No. 161 on January 1, 2009 and we have included the additional disclosure information required by SFAS 161 within Note 9, “Derivative Instruments and Hedging Activities.”

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of FSP SFAS 157-4 for the quarter ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 and we have included the additional disclosure information required within Note 5, “Fair Value Measurements.”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements.  See Note 2.  “Interim Unaudited Financial Information.”

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, that SFAS 167 will have on our consolidated financial statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

5.	Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of June 30, 2009 (in thousands).  Our derivative financial instruments are classified in “Accrued liabilities” on our consolidated balance sheet at June 30, 2009.  See Note 9, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(1,340)	$-	$(1,340)	$-

Fair value of financial instruments

As of June 30, 2009 and December 31, 2008, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The notes payable and capital lease obligations totaling approximately $164.1 million and $154.2 million as of June 30, 2009 and December 31, 2008, respectively, have a fair value of approximately $163.4 million and $153.5 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of June 30, 2009 and December 31, 2008.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of June 30, 2009, we wholly owned the following properties:
		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
Landmark I	Dallas, Texas	122,273	two-story office building
Landmark II	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land
Northwest Highway Land	Dallas, Texas	land	development property

As of June 30, 2009, we owned interests in the following properties through separate limited partnerships or joint venture agreements:
		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
1221 Coit Road	Dallas, Texas	125,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

7.	Capitalized Costs

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders.  Development construction of the land was completed in April 2007.  Construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009.  We capitalized certain costs associated with Northwest Highway Land development and construction.  As a result of the completed construction of speculative homes during the quarter ended June 30, 2009, costs will be no longer be capitalized.  For the six months ended June 30, 2009 and 2008, we capitalized a total of $0.7 million and $1.6 million, respectively, in costs associated with the development of Northwest Highway Land to real estate inventory.  During the six months ended June 30, 2009 and 2008, we capitalized approximately $54,000 and $50,000, respectively, in interest costs for the Northwest Highway Land.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in 2010.  Certain costs associated with Cassidy Ridge development were capitalized and will continue to be capitalized by us until construction is completed.  For the six months ended June 30, 2009 and 2008 we capitalized a total of $5.2 million and $2.1 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the six months ended June 30, 2009 and 2008, we capitalized $0.6 million and $0.5 million, respectively, in interest costs for Cassidy Ridge.

As reported previously, during 2008 and the first half of 2009, the U.S. housing market and related condominium sector continued to decline.  With temporary approval by the lender, we have implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As a result of the leasing program, approximately $8.1 million in costs were transferred from real estate inventory to buildings on our consolidated balance sheet during the quarter ended June 30, 2009.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

8.	Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	June 30, 2009	December 31, 2008	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1222 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan	9,500	9,578	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	294	335		4/11/2011
Hotel Palomar and Residences Credit Union Liquidity Services	25,362	25,390	Prime + 0.5% (2)	10/1/2009
Hotel Palomar and Residences Bank of America Loan	41,218	41,081	30-day LIBOR + 1.75% (3)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	1,294	5.0% to 12.0%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,366	2,366	30-day LIBOR + 2.25% (3)	7/15/2009
Northwest Highway Land Loans Dallas City Bank	5,521	4,826	6.0% (4)	4/15/2010
18581 North Dallas Parkway Loan	10,450	10,450	30-day LIBOR + 1.4% (3)	10/1/2010
18451 North Dallas Parkway Loan	11,550	11,550	30-day LIBOR + 1.4% (3)	10/1/2010
Melissa Land Loan	1,800	2,000	6.0% (5)	7/29/2009
Cassidy Ridge Loan	6,997	6,997	6.5% (6)	10/1/2011
Revolver Agreement	10,050	10,850	30-day LIBOR + 3.5% (3)	8/30/2009
Notes payable	140,402	140,717
Amended BHH Loan - related party	23,523	13,270	5.0%	8/19/2011
	$163,925	$153,987
____________________________

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at June 30, 2009 was 3.25%.

(3)	30-day LIBOR was 0.3% at June 30, 2009.

(4)	Rate is the higher of prime plus 0.5% or 6.0%.

(5)	Rate is the higher of prime plus 1.0% or 6.0%.

(6)	Rate is the higher of prime plus 1.5% or 6.5%.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of June 30, 2009, of our $163.9 million in debt, $101.0 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of June 30, 2009, $46.4 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $30.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Our 30% noncontrolling partner previously entered into multiple loan agreements with the Mockingbird Commons Partnership totaling $1.3 million.  All of the loans are unsecured and matured prior to May 3, 2009.  Interest rates under the loan agreements range from 5% to 12%.  We believe that we are in compliance with all covenants under these loan agreements and we are currently in negotiations with this partner to extend the maturity dates.

On August 20, 2008, we entered into the Second Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Second Amended BHH Loan”) pursuant to which we could borrow a maximum of $25 million, subject to approval by the lender.  On August 12, 2009, we entered into the Third Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Third Amended BHH Loan”) pursuant to which we may borrow a maximum of $35 million, subject to approval by the lender.  The borrowings are being used principally to finance working capital, capital expenditures for 250/290 John Carpenter Freeway, development costs for Cassidy Ridge and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Third Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of June 30, 2009, the outstanding principal balance was $23.5 million.

We expect that we will continue to require this liquidity support from our sponsor through 2009.  Our sponsor, subject to their approval, may make available to us additional funds under the Third Amended BHH Loan through 2009, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On July 16, 2007, we entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million for development of the Northwest Highway Land.  Proceeds from the loan were used to completely pay down an existing loan with the Frost National Bank.  The interest rate under the loan agreement is the 30-day LIBOR rate plus 2.25% per annum.  The maturity date of the loan is July 15, 2009, with two options to extend for six months each.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  We have requested a six-month extension of the maturity date with the lender.

On December 11, 2008, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan from September 29, 2008, to January 29, 2009.  The maturity date of the loan was subsequently extended to July 29, 2009.  We are currently in negotiations with the lender to further extend the maturity date of the loan agreement.  The interest rate under the agreement is the greater of the prime rate plus one percent (1.0%) or 6%.

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

We were not in compliance with a debt service coverage covenant under the Hotel Palomar and Residences loan with Bank of America at June 30, 2009.  Failure to be in compliance with the debt covenant constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, Bank of America could accelerate amounts owed under the debt agreement and our accompanying guarantee.  We continue to make scheduled monthly payments of interest only under the loan agreement, and believe that we will remain current through maturity.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations to modify the loan agreement with Bank of America or obtain a waiver of noncompliance.  We believe that we were in compliance with all other debt covenants under our loan agreements at June 30, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

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

Interest calculated on borrowings under our loan agreement related to Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedge in accordance with SFAS No. 133.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap and related interest expense are recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the six months ended June 30, 2009, we recorded a gain of $0.4 million to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value and $0.7 million for related interest expense.

Derivative instruments classified as liabilities were reported at their combined fair values of $1.3 million and $1.7 million in accrued liabilities at June 30, 2009 and December 31, 2008, respectively.  During the six months ended June 30, 2008 we recorded unrealized losses of $0.1 million to accumulated other comprehensive loss in our statement of changes in equity to adjust the carrying amount of the interest rate swap qualifying as a hedge to its fair value at June 30, 2008.  Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) related to the cash flow hedge will be reclassified to earnings.  Realized losses on interest rate derivatives for the six months ended June 30, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.5 million.  This amortization of the unrealized loss held in other comprehensive income to earnings will take place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009.  No amounts were reclassified to earnings for the six months ended June 30, 2008.  During the six months ended June 30, 2008, the swap agreement designated as a cash flow hedge increased interest expense by approximately $0.3 million.

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2009, but do not represent exposure to credit, interest rate, or market risks:

	Notional	Interest Swap	Interest Swap
Hedge Type / Description	Amount	Pay Rate	Receive Rate	Maturity	Fair Value
Other
Interest rate swap - Hotel Palomar and Residences	$38,000	3.77%	30-day LIBOR	September 6, 2010	$(1,340)

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 (in thousands).

Derivatives not designated as	As of June 30, 2009		As of December 31, 2008
hedging instruments under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap	Accrued liabilities	$(1,340)	Accrued liabilities	$(1,697)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the effect of the change in fair value of our derivative financial instruments on the Consolidated Statements of Equity and Comprehensive Loss for the six months ended June 30, 2009 and 2008 (in thousands).

Derivatives in SFAS 133	Amount of Loss on Derivative (Effective
Cash Flow Hedging	Portion) Recognized in OCI
Relationships	June 30, 2009	June 30, 2008

Interest rate swap	$-	$(142)

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008 (in thousands).

		Amount of Gain or (Loss) on Derivatives
Derivatives not designated as		Recognized in Income
hedging instruments under	Location of Gain or (Loss) on Derivatives	Three months ended June 30,
SFAS 133	Recognized in Income	2009	2008

Interest rate swap	Gain (loss) on derivative instruments, net	$233	$-
Interest rate swap	Interest expense	(245)	-
Total		$(12)	$-

		Amount of Gain or (Loss) on Derivatives
Derivatives not designated as		Recognized in Income
hedging instruments under	Location of Gain or (Loss) on Derivatives	Six months ended June 30,
SFAS 133	Recognized in Income	2009	2008

Interest rate swap	Gain (loss) on derivative instruments, net	$357	$-
Interest rate swap	Interest expense	(490)	-
Total		$(133)	$-

Credit risk and collateral

Our credit exposure related to interest rate instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of the related indebtedness.  We would be in default on the derivative instrument obligations covered by the agreement if we fail to comply with the related loan covenant provisions.  See Note 3, “Summary of Significant Accounting Policies” and Note 5, “Fair Value Measurements” and Note 8, “Notes Payable” for further information regarding our compliance with debt covenants and our hedging instruments.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

10.	Commitments and Contingencies

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at June 30, 2009 are as follows (in thousands):

Year ending	Amount
July 1 - December 31, 2009	$37
2010	74
2011	56
2012	-
2013	-
thereafter	-
Total minimum future lease payments	$167

Less: amounts representing interest	17
Total future lease principal payments	$150

11.	Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We have paid special distributions of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return are based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.  Distributions payable at June 30, 2009 were $0.3 million.

The following are the total distributions declared during the first two quarters of 2009 and 2008 (in thousands):

	2009	2008
Second Quarter	$762	$763
First Quarter	755	763
	$1,517	$1,526

In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  We do not anticipate that payment of distributions will resume in the near-term.  Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of our distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

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

For the management and leasing of our properties, we pay HPT Management Services LP, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as ”Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the six months ended June 30, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.2 million, of which approximately $2,000 and $26,000 is included in loss from discontinued operations for the six months ended June 30, 2009 and 2008, respectively.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2009, we incurred asset management fees of $0.5 million, of which approximately $43,000 was capitalized to real estate.  For the six months ended June 30, 2008, we incurred asset management fees of $0.5 million, of which approximately $20,000 was included in loss from discontinued operations and approximately $40,000 was capitalized to real estate.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the six months ended June 30, 2009, we incurred and expensed such costs for administrative services totaling $0.2 million.  We incurred and expensed approximately $0.1 million of such costs for the six months ended June 30, 2008.

On August 20, 2008, we entered into the Second Amended BHH Loan pursuant to which we could borrow a maximum of $25 million, subject to approval by the lender.  On August 12, 2009, we entered into the Third Amended BHH Loan, pursuant to which we may borrow a maximum of $35 million.  The outstanding principal balance under the Second Amended BHH Loan as of June 30, 2009 was $23.5 million.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes and capital expenditures.

At June 30, 2009, we had payables to related parties of approximately $1.0 million.  This balance consists primarily of interest accrued on the Second Amended BHH Loan, administrative expenses incurred by our general partners and management fees payable to our property managers.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations. Results for the three and six months ended June 30, 2009 represent final settlements for operations of 4245 N. Central.  Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Rental revenue	$25	$395	$28	$772

Expenses
Property operating expenses	7	201	9	379
Interest expense	-	92	-	201
Real estate taxes	17	55	10	112
Property and asset management fees	-	23	1	48
Depreciation and amortization	-	136	-	290
Total expenses	24	507	20	1,030

Interest income	-	1	-	2
Net income (loss)	1	(111)	8	(256)

Noncontrolling interest	(9)	41	(11)	96
Loss from discontinued operations attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(8)	$(70)	$(3)	$(160)

14.	Noncontrolling Interest

We adopted the provisions of SFAS No. 160 on January 1, 2009.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement requires that the noncontrolling interest continue to be attributed its share of losses even if it results in a deficit noncontrolling interest balance.  Previous accounting standards required that noncontrolling interest not be allocated losses that result in a deficit noncontrolling interest balance.  The adoption of SFAS No. 160 resulted in a deficit noncontrolling interest balance at one of our consolidated real estate partnerships for the three and six months ended June 30, 2009.  The following table presents results for the three and six months ending June 30, 2009 as if the previous accounting standard was in effect (in thousands):

	Three months ended June 30, 2009
		Noncontrolling interest
	As reported	adjustment	As adjusted
Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(3,141)	$(555)	$(3,696)

Basic and diluted weighted average limited partnership units outstanding	10,804	-	10,804

Basic and diluted net loss per limited partnership partnership unit attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(0.29)	$(0.05)	$(0.34)

	Six months ended June 30, 2009
		Noncontrolling interest
	As reported	adjustment	As adjusted

Net loss attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(6,348)	$(1,116)	$(7,464)

Basic and diluted weighted average limited partnership units outstanding	10,804	-	10,804

Basic and diluted net loss per limited partnership partnership unit attributable to Behringer Harvard Short-Term Opportunity Fund I LP	$(0.59)	$(0.10)	$(0.69)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

15.	Subsequent Events

On August 12, 2009, we entered into the Third Amended BHH Loan pursuant to which we may borrow a maximum of $35 million, subject to approval by the lender.  The borrowings are being used to finance cash flow needs related principally to finance working capital purposes and capital expenditures at our properties.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Third Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.

*****

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and the risk identified in Part II, Item 1A of our Quarterly Report on Form 10-Q, both as filed with the SEC.

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

Market Overview

During 2008 and the first six months of 2009, the U.S. and global economy continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Consequently, we believe that demand for office space will continue to decline and that rental rates will remain weak at least through the remainder of the year.  In addition, the hospitality industry continues to be negatively affected by the current economic recession.  The national Average Daily Rate (“ADR”) has declined as compared to the prior year and we expect that Hotel Palomar will continue to experience lower ADR throughout the remainder of 2009.

Nine of our real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth metropolitan area. This market and Texas in general have historically been more resistant to recessionary trends than much of the nation.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through the early part of 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many other markets.  Through the remainder of the year, Dallas-Fort Worth is expected to react similarly to the nation as a whole.  However, we believe the Dallas-Fort Worth market is well-positioned to grow in the long-term.

While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  Given current market conditions, we anticipate that this investment program’s life will extend beyond its original anticipated liquidation date.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Significant Activity

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of June 30, 2009 and we had eight wholly-owned properties and interests in three properties through investments in joint ventures as of June 30, 2008.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three and six months ended June 30, 2009 and 2008.

CompUSA, Inc., a retailer of consumer electronics, leased 100% of Landmark I & II.  The lease at Landmark II expired March 31, 2008 and the lease at Landmark I expired in May 2008.  In 2008 we executed a long-term direct lease for approximately 90,000 rentable square feet, or approximately 74%, of Landmark I to a tenant who had previously subleased the space.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  We sold 4245 N. Central on September 30, 2008.  As reported previously, during 2008 and the first half of 2009, the U.S. housing market and related condominium sector continued to decline.  As a result, with temporary approval by the lender, we have implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  Leasing of additional units is subject to approval by the lender.  We had leased 21 units as of June 30, 2009.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Results of Operations

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Continuing Operations

Rental Revenue. Rental revenue for the three months ended June 30, 2009 and 2008 was $2.0 million and $3.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the three months ended June 30, 2009 is primarily the result of the expiration of the single tenant leases and subleases at Landmark I & II.  Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.  The leasing program of the unsold condominium units at Hotel Palomar and Residences, which began in the second quarter of 2009, will aid in bridging this gap.

Hotel Revenue. Hotel revenue for the three months ended June 30, 2009 and 2008 was $3.4 million and $4.1 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The deepening economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve until the overall U.S. economy experiences sustained growth and lodging demand increases.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2009 and 2008 were $4.3 million and $4.5 million, respectively, and were comprised of expenses related to the daily operations from our properties.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space.

Inventory Valuation Adjustment.  The inventory valuation adjustment for the three months ended June 30, 2008 was $0.3 million and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2008 and the first half of 2009, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market, rising foreclosures and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $0.3 million for the three months ended June 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the three months ended June 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2009 and 2008 was $1.7 million and $2.0 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The decrease in interest expense for the three months ended June 30, 2009 is primarily the result of the decrease in variable interest rates associated with our loans.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  Interest costs for construction of the speculative homes at Northwest Highway Land were capitalized until construction was completed during the quarter ended June 30, 2009.  For the three months ended June 30, 2009, we capitalized interest costs of $0.3 million for Cassidy Ridge and $6,000 for Northwest Highway Land.  For the three months ended June 30, 2008, we capitalized interest costs of $0.2 million for Cassidy Ridge and $34,000 for Northwest Highway Land.  Interest expense for the three months ended June 30, 2009 also includes the reclassification of approximately $0.2 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2009 and 2008 were $0.4 million and $1.2 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the three months ended June 30, 2009 is primarily due to a reduction in the assessed tax value of the condominium units at Hotel Palomar and Residences.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the three months ended June 30, 2009 and 2008 were $0.5 million and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain flat in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 and 2008 were $0.4 million and $0.3 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the three months ended June 30, 2009 is primarily the result of an increase in billings for administrative services from Behringer Advisors II, our co-general partner, as well additional auditing costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Advertising Costs. Advertising costs for the three months ended June 30, 2009 and 2008 were $45,000 and $85,000, respectively, and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to remain relatively unchanged until we begin an active marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for each of the three months ended June 30, 2009 and 2008 was $1.6 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the three months ended June 30, 2009 was $0.1 million.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan with Bank of America, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for each of the three months ended June 30, 2009 and 2008 was $0.6 million and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidate.

Discontinued Operations

Income (loss) from Discontinued Operations. Income (loss) from discontinued operations for the three months ended June 30, 2009 and 2008 represent activity for 4245 N. Central which was sold on September 30, 2008.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Continuing Operations

Rental Revenue. Rental revenue for the six months ended June 30, 2009 and 2008 was $4.3 million and $7.5 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  Rental revenue for the six months ended June 30, 2008 included an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.  The decrease in revenue for the six months ended June 30, 2009 is primarily the result of the termination of the single tenant lease at 1221 Coit Road and the expiration of the single tenant leases and subleases at Landmark I & II.  Unless we are able to lease-up available space, management expects rental revenue to remain flat.  The leasing program of the unsold condominium units at Hotel Palomar and Residences, which began in the second quarter of 2009, will aid in bridging this gap.

Hotel Revenue. Hotel revenue for the six months ended June 30, 2009 and 2008 was $6.3 million and $8.1 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The deepening economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve until the overall U.S. economy experiences sustained growth and lodging demand increases.

Condominium Sales Revenue. Condominium sales revenue for the six months ended June 30, 2008 was $0.5 million and was comprised of the sales of condominiums located at Hotel Palomar and Residences.  There were no condominiums sold during the six months ended June 30, 2009.

During 2008 and the first six months of 2009, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we may continue to experience slow condominium sales revenue in the future.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2009 and 2008 were $8.2 million and $9.6 million, respectively, and were comprised of expenses related to the daily operations from our properties.  The decreased property operating expenses for the six months ended June 30, 2009 was primarily due to decreased occupancy in 2009 at Hotel Palomar and the write-off of accounts receivable in 2008 associated with partial rental payments made by CompUSA on its leases at Landmark I & II.  Without leasing-up available space, we expect property operating expenses to remain at current levels.

Inventory Valuation Adjustment.  The inventory valuation adjustment for the six months ended June 30, 2008 was $1.4 million and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2008 and the first half of 2009, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market, rising foreclosures and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $1.4 million for the six months ended June 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the six months ended June 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2009 and 2008 was $3.4 million and $4.2 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The decrease in interest expense for the six months ended June 30, 2009 is primarily the result of the decrease in variable interest rates associated with our loans.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  Interest costs for construction of the speculative homes at Northwest Highway Land were capitalized until construction was completed during the quarter ended June 30, 2009.  For the six months ended June 30, 2009, we capitalized interest costs of $0.6 million for Cassidy Ridge and $54,000 for Northwest Highway Land.  For the six months ended June 30, 2008, we capitalized interest costs of $0.5 million for Cassidy Ridge and $50,000 for Northwest Highway Land.  Interest expense for the six months ended June 30, 2009 also includes the reclassification of approximately $0.5 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2009 and 2008 were $1.1 million and $2.1 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the six months ended June 30, 2009 is primarily due to a refund of 2008 property taxes and a reduction of 2009 assessed tax valuations.  Without successful appeals of property tax valuations, we expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the six months ended June 30, 2009 and 2008 were $0.9 million and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain flat in the near future.

General and Administrative Expenses. General and administrative expenses for each of the six months ended June 30, 2009 and 2008 were $0.9 million and $0.5 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the six months ended June 30, 2009 is primarily the result of an increase in billings for administrative services from Behringer Advisors II, our co-general partner, as well additional auditing costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Advertising Costs. Advertising costs for the six months ended June 30, 2009 and 2008 were $0.1 million and $0.2 million, respectively, and were comprised of advertising costs for our consolidated properties.  Management expects future advertising costs to remain relatively unchanged until we begin an active marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2009 was $3.1 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the six months ended June 30, 2008, depreciation and amortization expense associated with our consolidated properties was $5.2 million.  The decrease in depreciation and amortization expense during the three months ended June 30, 2009 is primarily due to accelerated amortization of lease intangibles associated with the termination and expiration of leases during the first six months of 2008.

Cost of Condominium Sales. Cost of condominium sales for the six months ended June 30, 2008 was $0.4 million and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the six months ended June 30, 2009 was $0.3 million.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan with Bank of America, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for each of the six months ended June 30, 2009 and 2008 was $1.2 million and $1.4 million, respectively, and represents the other partners’ proportionate share of losses from investments in the two partnerships that we consolidate.

Discontinued Operations

Income (loss) from Discontinued Operations. Income (loss) from discontinued operations for the six months ended June 30, 2009 and 2008 represent activity for 4245 N. Central which was sold on September 30, 2008.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2009 was $10.4 million and was comprised primarily of the net loss of $7.5 million, adjusted for depreciation and amortization of $3.9 million, an increase in real estate inventory of $4.8 million and other changes in working capital accounts of $2.2 million.  Cash used in operating activities for the six months ended June 30, 2008 was $4.7 million and was comprised primarily of the net loss of $8.8 million, adjusted for depreciation and amortization of $6.0 million and an inventory valuation adjustment of $1.4 million, changes in condominium inventory of $1.6 million and changes to working capital accounts of $1.2 million

Cash used in investing activities for the six months ended June 30, 2009 was $0.2 million and was comprised of capital expenditures for real estate of $0.1 million and the increase in restricted cash related to our properties of approximately $39,000.  Cash used in investing activities for the six months ended June 30, 2008 was $2.8 million and was primarily comprised of capital expenditures for real estate of $2.3 million and the increase in restricted cash related to our properties of $0.7 million.

Cash provided by financing activities for the six months ended June 30, 2009 was $8.4 million and consisted primarily of proceeds from notes payable, net of payments, of $10.0 million, partially offset by distributions of $1.5 million.  Cash provided by financing activities was $7.2 million for the six months ended June 30, 2008 and consisted primarily of proceeds from notes payable, net of payments, of $9.1 million, partially offset by distributions of $1.5 million.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.4 million at June 30, 2009.  Our principal demands for funds will be for the payment of capital improvements, operating expenses and for the payment of our outstanding indebtedness.  Generally, these cash needs are currently expected to be met from borrowings and proceeds from the disposition of properties, as set forth in more detail below.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of June 30, 2009, of our $163.9 million in debt, $101.0 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of June 30, 2009, $46.4 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $30.9 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We are working with lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.  As a result, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Given current market conditions, however, we anticipate that the life of this investment program will extend beyond its original anticipated liquidation date.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  We do not anticipate that payment of distributions will resume in the near-term.  Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

Distributions paid in each of the six months ended June 30, 2009 and 2008 were approximately $1.5 million.  For the six months ended June 30, 2009 and 2008, we had negative cash flow from operating activities of approximately $10.4 million and $4.7 million, respectively.  Accordingly, cash amounts distributed to our limited partners for each of the six months ended June 30, 2009 and 2008 exceeded cash flow from operating activities, which differences were funded from our borrowings.

The amount by which distributions paid exceeded cash flow from operating activities increased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  This increase is primarily due to amounts paid for construction of condominium units at Cassidy Ridge, a decrease in total revenues and cash needs for working capital.

Our 30% noncontrolling partner previously entered into multiple agreements to loan the Mockingbird Commons Partnership funds totaling $1.3 million.  All of the loans are unsecured and matured prior to May 3, 2009.  Interest rates under the loan agreements range from 5% to 12%.  We believe that we are in compliance with all covenants under these loan agreements and we are currently in negotiations with this partner to extend the maturity dates.

On August 20, 2008, we entered into the Second Amended BHH Loan pursuant to which we could borrow a maximum of $25 million, subject to approval by the lender.  On August 12, 2009, we entered into the Third Amended BHH Loan pursuant to which we may borrow a maximum of $35 million, subject to approval by the lender.  The borrowings are being used principally to finance working capital, capital expenditures for 250/290 John Carpenter Freeway, development costs for Cassidy Ridge and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at our other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Third Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of June 30, 2009, the outstanding principal balance was $23.5 million.

We expect that we will continue to require this liquidity support from our sponsor through 2009.  Our sponsor, subject to their approval, may make available to us additional funds under the Third Amended BHH Loan through 2009, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On July 16, 2007, we entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million for development of the Northwest Highway Land.  Proceeds from the loan were used to completely pay down an existing loan with the Frost National Bank.  The interest rate under the loan agreement is the 30-day LIBOR rate plus 2.25% per annum.  The maturity date of the loan is July 15, 2009, with two options to extend for six months each.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  We have requested a six-month extension of the maturity date with the lender.

On December 11, 2008, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan from September 29, 2008, to January 29, 2009.  The maturity date of the loan was subsequently extended to July 29, 2009.  We are currently in negotiations with the lender to further extend the maturity date of the loan agreement.  The interest rate under the agreement is the greater of the prime rate plus one percent (1.0%) or 6%.

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

We were not in compliance with a debt service coverage covenant under the Hotel Palomar and Residences loan with Bank of America at June 30, 2009.  Failure to be in compliance with the debt covenant constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, Bank of America could accelerate amounts owed under the debt agreement and our accompanying guarantee.  We continue to make scheduled monthly payments of interest only under the loan agreement, and believe that we will remain current through maturity.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations to modify the loan with Bank of America or obtain a waiver of noncompliance.

We believe that we were in compliance with all other debt covenants under our loan agreements at June 30, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes, property management fees, advertising costs and cost of condominium sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands).

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Total revenues	$5,412	$7,756	$10,587	$16,028

Operating expenses
Property operating expenses	4,308	4,457	8,162	9,580
Real estate taxes, net	401	1,161	1,057	2,093
Property and asset management fees	475	481	929	931
Advertising costs	45	85	146	215
Cost of condominium sales	-	404	-	424
Less: Asset management fees	(235)	(233)	(471)	(464)
Total operating expenses	4,994	6,355	9,823	12,779

Net operating income	$418	$1,401	$764	$3,249

Reconciliation to net loss
Net operating income	$418	$1,401	$764	$3,249

Less: Depreciation and amortization	(1,590)	(1,605)	(3,135)	(5,159)
General and administrative expenses	(427)	(262)	(900)	(543)
Interest expense, net	(1,715)	(1,967)	(3,376)	(4,151)
Asset management fees	(235)	(233)	(471)	(464)
Inventory valuation adjustment	-	(258)	-	(1,385)
Provision for income taxes	(73)	(69)	(121)	(132)
Add: Interest income	5	11	11	45
Loss on derivative instrument, net	(89)	-	(272)	-
Loss on sale of assets	-	(2)	-	(2)
Income (loss) from discontinued operations	1	(111)	8	(256)
Net loss	$(3,705)	$(3,095)	$(7,492)	$(8,798)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(3,705)	$(3,095)	$(7,492)	$(8,798)
Net loss attributable to noncontrolling interest	564	630	1,144	1,531

Adjustments
Real estate depreciation and amortization (1)	1,398	1,517	2,763	4,958
Inventory valuation adjustment (1)	-	181	-	970
Debt service, net of amounts capitalized (1)	(1,671)	(1,575)	(2,766)	(3,397)
Capital improvements (1)(2)	(56)	(1,180)	(137)	(2,322)
Net cash from operations	$(3,470)	$(3,522)	$(6,488)	$(7,058)

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2009 and 2008 include building improvements, tenant improvements and furniture and fixtures.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $163.9 million in notes payable at June 30, 2009, approximately $101.0 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.6 million.

A 100 basis point decrease in interest rates would result in a $0.4 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $0.4 million net increase in the fair value of our interest rate swap.

At June 30, 2009, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of June 30, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.                    Defaults Upon Senior Securities.

We were not in compliance with a debt service coverage covenant under the Hotel Palomar and Residences loan with Bank of America at June 30, 2009.   Failure to be in compliance with the debt covenant constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, Bank of America could accelerate amounts owed under the debt agreement and our accompanying guarantee.  The balance of the loan was $41.2 million at June 30, 2009.  We are current on and continue to make scheduled monthly payments of interest only under the loan agreement, and we are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  In the event that Bank of America demanded immediate payment of the entire loan balance, we would have to consider all available alternatives including transferring legal possession of the property to the lender under the deed of trust.  We currently have an appraisal of the property with a valuation in excess of the balance of the loan at June 30, 2009.

As previously disclosed, the maturity dates of the Northwest Highway Land loan with Citibank, N.A. and the Melissa Land Loan with Dallas City Bank were July 15, 2009 and July 29, 2009, respectively.  We are currently in negotiations with the lenders to either extend the maturity dates or modify the terms of the loan agreements.  As of June 30, 2009 the balance of the Northwest Highway Land Loan was $2.4 million and the balance of the Melissa Land Loan was $1.8 million.  We currently have appraisals of the properties with valuations in excess of the balance of the loans at June 30, 2009.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2009.

Item 5.                    Other Information.

On August 12, 2009, we entered into the Third Amended BHH Loan pursuant to which we may borrow a maximum of $35 million, subject to approval by the lender.  The borrowings are being used to finance cash flow needs related principally to working capital purposes and capital expenditures at our properties.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  Borrowings under the Third Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: August 14, 2009		By:	/s/ Gary S. Bresky
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