Form 10-Q
period 2009-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2009-11-16
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-Q
Quarter Ended September 30, 2009

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1.                                Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	September 30,	Decmber 31,
	2009	2008
Assets
Real estate
Land	$31,000	$31,000
Buildings and improvements, net	99,975	91,543
Total real estate	130,975	122,543

Real estate inventory, net	53,434	56,033
Cash and cash equivalents	1,900	4,584
Restricted cash	2,858	2,631
Accounts receivable, net	3,996	4,267
Prepaid expenses and other assets	1,141	1,279
Furniture, fixtures, and equipment, net	2,701	3,580
Deferred financing fees, net	552	1,055
Lease intangibles, net	3,434	3,946
Total assets	$200,991	$199,918

Liabilities and Equity
Liabilities
Notes payable	$141,191	$140,717
Note payable to related party	26,470	13,270
Accounts payable	1,553	1,320
Payables to related parties	1,319	562
Acquired below-market leases, net	57	68
Distributions payable	-	260
Accrued liabilities	7,492	8,351
Capital lease obligations	135	179
Total liabilities	178,217	164,727

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2009 and December 31, 2008	15,159	26,401
General partners	9,208	9,208
Accumulated other comprehensive loss	-	(735)
Partners' capital	24,367	34,874
Noncontrolling interest	(1,593)	317
Total equity	22,774	35,191
Total liabilities and equity	$200,991	$199,918

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Rental revenue	$2,275	$2,624	$6,543	$10,087
Hotel revenue	2,881	3,693	9,200	11,748
Real estate inventory sales	310	265	310	775
Total revenues	5,466	6,582	16,053	22,610

Expenses
Property operating expenses	3,989	4,924	12,151	14,504
Inventory valuation adjustment	-	6,568	-	7,953
Interest expense, net	1,860	1,968	5,236	6,119
Real estate taxes, net	771	794	1,828	2,887
Property and asset management fees	427	453	1,356	1,384
General and administrative	377	417	1,277	960
Advertising costs	61	207	207	422
Depreciation and amortization	1,660	1,532	4,795	6,691
Cost of real estate inventory sales	263	237	263	661
Total expenses	9,408	17,100	27,113	41,581

Interest income	3	15	14	60
Loss on sale of assets	-	-	-	(2)
Loss on derivative instrument, net	(163)	-	(435)	-
Loss from continuing operations before income taxes and noncontrolling interest	(4,102)	(10,503)	(11,481)	(18,913)

Provision for income taxes	(36)	(44)	(157)	(176)
Loss from continuing operations before noncontrolling interest	(4,138)	(10,547)	(11,638)	(19,089)

Discontinued operations
Income (loss) from discontinued operations	(5)	(166)	3	(422)
Gain on sale of discontinued operations	-	1,612	-	1,612
Income (loss) from discontinued operations	(5)	1,446	3	1,190

Net loss	(4,143)	(9,101)	(11,635)	(17,899)

Noncontrolling interest in continuing operations	764	271	1,919	1,706
Noncontrolling interest in discontinued operations	2	(607)	(9)	(511)
Net (income) loss attributable to noncontrolling interest	766	(336)	1,910	1,195

Net loss attributable to the Partnership	$(3,377)	$(9,437)	$(9,725)	$(16,704)

Amounts attributable to the Partnership
Continuing operations	$(3,374)	$(10,276)	$(9,719)	$(17,383)
Discontinued operations	(3)	839	(6)	679
Net loss attributable to the Partnership	$(3,377)	$(9,437)	$(9,725)	$(16,704)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(0.31)	$(0.95)	$(0.90)	$(1.61)
Income from discontinued operations attributable to the Partnership	-	0.07	-	0.06
Basic and diluted net loss per limited partnership unit	$(0.31)	$(0.88)	$(0.90)	$(1.55)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
(Unaudited)
(in thousands)

							Accumulated
	General Partners		Limited Partners				Comprehensive
						Accumulated Other	Income (Loss)
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Income (Loss)	the Partnership	Interest	Total
Balance as of January 1, 2009	$9,208	$-	10,804	$76,039	$(49,638)	$(735)	$(50,373)	$317	$35,191

Comprehensive income (loss):

Net loss					(9,725)		(9,725)	(1,910)	(11,635)

Reclassifications due to hedging activities						735	735	-	735

Total comprehensive income (loss)					(9,725)	735	(8,990)	(1,910)	(10,900)

Distributions				(1,517)					(1,517)

Balance as of September 30, 2009	$9,208	$-	10,804	$74,522	$(59,363)	$-	$(59,363)	$(1,593)	$22,774

							Accumulated
	General Partners		Limited Partners				Comprehensive
						Accumulated Other	Income (Loss)
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Loss	the Partnership	Interest	Total

Balance as of January 1, 2008	$7,537	$-	10,804	$79,107	$(19,094)	$(579)	$(19,673)	$2,409	$69,380

Comprehensive loss:

Net loss					(16,704)		(16,704)	(1,195)	(17,899)

Unrealized gain on interest rate swap						82	82	-	82

Total comprehensive income (loss)					(16,704)	82	(16,622)	(1,195)	(17,817)

Contributions	1,671							66	1,737

Distributions				(2,297)				(979)	(3,276)

Balance as of September 30, 2008	$9,208	$-	10,804	$76,810	$(35,798)	$(497)	$(36,295)	$301	$50,024

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net loss	$(11,635)	$(17,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of assets	-	2
Gain on sale of discontinued operations	-	(1,612)
Depreciation and amortization	5,875	7,850
Inventory valuation adjustment	-	7,953
Loss on derivative instrument, net	435	-
Change in real estate inventory	(7,754)	(3,977)
Change in accounts receivable	271	(1,654)
Change in prepaid expenses and other assets	138	(31)
Change in lease intangibles	(66)	(839)
Change in accounts payable	27	(251)
Change in accrued liabilities	(2,003)	(405)
Change in payables or receivables with related parties	757	1,212
Cash used in operating activities	(13,955)	(9,651)

Cash flows from investing activities
Capital expenditures for real estate	(346)	(1,432)
Proceeds from sale of assets	-	10,293
Change in restricted cash	(227)	(535)
Cash (used in) provided by investing activities	(573)	8,326

Cash flows from financing activities
Proceeds from notes payable	2,634	14,619
Proceeds from note payable to related party	13,200	10,900
Payments on notes payable	(2,095)	(19,818)
Payments on capital lease obligations	(44)	(40)
Financing costs	(74)	(509)
Distributions	(1,777)	(2,305)
Distributions to noncontrolling interest holders	-	(6)
Contributions from noncontrolling interest holders	-	66
Contributions from general partners	-	1,671
Cash flows provided by financing activities	11,844	4,578

Net change in cash and cash equivalents	(2,684)	3,253
Cash and cash equivalents at beginning of period	4,584	4,907
Cash and cash equivalents at end of period	$1,900	$8,160

Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,047	$6,060
Income tax paid	$203	$201

Non-cash investing activities:
Capital expenditures for real estate in accrued liabilities	$-	$40
Reclassification of real estate inventory to buildings	$11,500	$-

Non-cash financing activities:
Non-cash distributions to noncontrolling interest holder	$-	$973
Financing costs in accrued liabilities	$25	$20

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and was terminated on February 19, 2005.  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of September 30, 2009, ten of the twelve properties we acquired remain in our portfolio.

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

During 2008 and continuing in 2009, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.   In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  As of September 30, 2009, $82.9 million of the outstanding balance of our notes payable matures in the next twelve months.  Of that amount, $72.0 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Organization

On February 19, 2003, we commenced the Offering at a price of $10 per unit.  The Offering was terminated in February 2005.  As of November 10, 2009, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Until December 31, 2009, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  As of September 30, 2009, we estimate the per unit valuation to be $9.44, due to special distributions of a portion of the net proceeds from the sale of properties.  For fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and the General Partners are not required to obtain independent property appraisals.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

In February 2009, the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit on customer account statements.  We currently anticipate that our valuation process described above will assist broker-dealers with this requirement.

2.	Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of September 30, 2009 and our consolidated statements of equity, operations and cash flows for the periods ended September 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended September 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure through November 16, 2009, which is the date the financial statements were issued.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which includes the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, asset retirement obligations and any noncontrolling interest based on their relative fair values.  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2009 and for each of the following four years ended December 31 is as follows (in thousands):

October 1 - December 31, 2009	$52
2010	184
2011	136
2012	93
2013	31

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
As of September 30, 2009	Improvements	Intangibles	Market Leases
Cost	$115,570	$5,311	$(131)
Less: depreciation and amortization	(15,595)	(1,877)	74
Net	$99,975	$3,434	$(57)

	Buildings and	Lease	Acquired Below-
As of December 31, 2008	Improvements	Intangibles	Market Leases
Cost	$104,009	$5,552	$(132)
Less: depreciation and amortization	(12,466)	(1,606)	64
Net	$91,543	$3,946	$(68)

Impairment of Long-Lived Assets

For real estate we consolidate, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  During 2008 and the first nine months of 2009, the U.S. economy continued to experience a significant downturn, which included disruptions in the broader financial credit markets.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.  There were no impairment charges for the nine months ended September 30, 2009 and 2008.

Real Estate Inventory

Real estate inventory is stated at the lower of cost or fair market value and consists of developed land, condominiums and constructed homes.  In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

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

During 2008 and the first nine months of 2009, the U.S. housing market and related condominium sector continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability, stricter terms of mortgage financing, rising foreclosure activity and unemployment and deteriorating conditions in the overall economy.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, through December 31, 2008, we have recognized inventory valuation adjustments of $17.0 million to reduce the carrying value of condominiums at our 475,000 square foot (unaudited) mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores (“Hotel Palomar and Residences”) and $2.2 million to reduce the carrying value of developed land lots at Northwest Highway Land.  We recognized non-cash charges of $6.6 million and $8.0 million for the three and nine months ended September 30, 2008, respectively, to reduce the carrying value of condominiums at Hotel Palomar and Residences, which is classified as an inventory valuation adjustment in the accompanying consolidated statement of operations.  There was no such valuation adjustment for the three or nine months ended September 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.2 million and $0.3 million at September 30, 2009 and December 31, 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory, prepaid directors’ and officers’ insurance, as well as prepaid insurance.  Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred, while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $4.0 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $0.8 million and $1.0 million at September 30, 2009 and December 31, 2008, respectively.

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

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in the fair value or cash flows of the derivative hedging instrument with the changes in the fair value or cash flows of the designated hedged item or transaction.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2009 was approximately $46,000.  The total net increase to rental revenue due to straight-line rent adjustments for the nine months ended September 30, 2008 was $1.7 million.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.   Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We also recognize revenue from the operations of a hotel.  The revenues are recognized when earned.  Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and Residences and are recognized as the services are rendered.

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

Concentration of Credit Risk

We have cash and cash equivalents in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC is insuring up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three and nine months ended September 30, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the nine months ended September 30, 2009, we recognized a provision for current tax expense of approximately $156,000 and a deferred tax liability of approximately $1,000 related to the Texas margin tax.  For the nine months ended September 30, 2008, we recognized a provision for current tax expense of approximately $161,000 and a provision for a deferred tax expense of approximately $15,000 related to the Texas margin tax.

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

4.           New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements.  This guidance establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued authoritative guidance deferring the effective date of the fair value guidance for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The implementation of this standard on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued new guidance on business combinations.  The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  This standard applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  It also includes a broader definition of a business and the requirement that acquisition related costs are expensed as incurred and applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of this standard on January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination under the new standard.  Therefore, if we make future acquisitions, this standard will have a material effect on our accounting, primarily because acquisition costs will no longer be capitalized, but will be expensed.

In December 2007, the FASB issued new guidance on noncontrolling interests.  The new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by the new standard.  Adoption of this standard on January 1, 2009 decreased our total equity.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income (loss) attributable to the Partnership was not affected.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued new guidance requiring entities to provide greater transparency about how and why they use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  We implemented this standard January 1, 2009 and have included the additional disclosure information required within Note 9, “Derivative Instruments and Hedging Activities.”

In April 2009, the FASB issued additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance on June 30, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We implemented this guidance on June 30, 2009 and have included the additional disclosure information required within Note 5, “Fair Value Measurements.”

In May 2009, the FASB issued new guidance on subsequent events.  The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  The implementation of this standard had no material impact on our consolidated financial statements.  See Note 2.  “Interim Unaudited Financial Information.”

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities.  The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded.  The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, that this new guidance will have on our consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  The Codification is the source and organization of GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard on September 30, 2009 did not have a material impact on our consolidated financial position or results of operations.

5.           Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established by the FASB that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of September 30, 2009 (in thousands).  Our derivative financial instruments are classified in “Accrued liabilities” on our consolidated balance sheet at September 30, 2009.  See Note 9, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(1,164)	$-	$(1,164)	$-

Fair value of financial instruments

As of September 30, 2009 and December 31, 2008, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $167.8 million and $154.2 million as of September 30, 2009 and December 31, 2008, respectively, have a fair value of approximately $167.5 million and $153.5 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of September 30, 2009 and December 31, 2008.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.           Real Estate

As of September 30, 2009, we wholly owned the following properties:

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

As of September 30, 2009, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

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

7.           Capitalized Costs

On March 3, 2005, we acquired an 80% interest in Northwest Highway Land, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders.  Development construction of the land was completed in April 2007.  Construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009.  We capitalized certain costs associated with Northwest Highway Land development and construction.  As a result of the completed construction of speculative homes during the quarter ended June 30, 2009, additional costs are no longer being capitalized.  For the nine months ended September 30, 2009 and 2008, we capitalized a total of $0.7 million and $3.0 million, respectively, in costs associated with the development of Northwest Highway Land to real estate inventory.  During the nine months ended September 30, 2009 and 2008, we capitalized approximately $54,000 and $0.1 million, respectively, in interest costs for the Northwest Highway Land.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in 2010.  Certain costs associated with Cassidy Ridge development were capitalized and will continue to be capitalized by us until construction is completed.  For the nine months ended September 30, 2009 and 2008 we capitalized a total of $8.5 million and $3.1 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the nine months ended September 30, 2009 and 2008, we capitalized $0.9 million and $0.7 million, respectively, in interest costs for Cassidy Ridge.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

As reported previously, during 2008 and the first nine months of 2009, the U.S. housing market and related condominium sector continued to decline.  With temporary approval by the lender, we have implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As a result of the leasing program, approximately $11.5 million in costs were reclassified from real estate inventory to buildings on our consolidated balance sheet during the nine months ended September 30, 2009.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

8.           Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	September 30, 2009	December 31, 2008	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1222 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan	9,462	9,578	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	271	335		4/11/2011
Hotel Palomar and Residences Credit Union Liquidity Services	25,221	25,390	Prime + 0.5% (2)	10/1/2009 (8)
Hotel Palomar and Residences Bank of America Loan	41,218	41,081	30-day LIBOR + 1.75% (3)	9/6/2010
Mockingbird Commons Partnership Loans	1,294	1,294	18.0%	Various - 2009
Northwest Highway Land Loan Citibank, N.A.	2,016	2,366	6.0% (4)	7/15/2011 (9)
Northwest Highway Land Loans Dallas City Bank	5,521	4,826	6.0% (5)	4/15/2010
Landmark I Loan	10,450	10,450	30-day LIBOR + 1.4% (3)	10/1/2010
Landmark II Loan	11,550	11,550	30-day LIBOR + 1.4% (3)	10/1/2010
Melissa Land Loan	1,740	2,000	5.5% (6)	7/29/2012
Cassidy Ridge Loan	8,798	6,997	6.5% (7)	10/1/2011
Revolver Agreement	9,650	10,850	30-day LIBOR + 3.5% (3)	10/30/2009
Notes payable	141,191	140,717

Amended BHH Loan - related party	26,470	13,270	5.0%	8/12/2012
	$167,661	$153,987

____________________________

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at September 30, 2009 was 3.25%.

(3)	30-day LIBOR was 0.3% at September 30, 2009.

(4)	Rate is the higher of prime plus 2.0% or 6.0%.

(5)	Rate is the higher of prime plus 0.5% or 6.0%.

(6)	Rate is the higher of prime plus 0.5% or 5.5%.

(7)	Rate is the higher of prime plus 1.5% or 6.5%.

(8)	Loan was extended to October 1, 2011 subsequent to September 30, 2009.

(9)	On October 9, 2009, the loan was extended to July 15, 2011, effective July 15, 2009.

The recent turbulent financial markets and disruption in the banking system, as well as the ongoing nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of September 30, 2009, of our $167.7 million in debt, $98.1 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of September 30, 2009, $82.9 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $72.0 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Our 30% noncontrolling partner previously entered into multiple loan agreements with Behringer Harvard Mockingbird Commons LLC (“Mockingbird Commons Partnership”), an entity in which we have a 70% direct and indirect ownership interest, totaling $1.3 million.  All of the loans are unsecured and matured prior to September 30, 2009.  Interest rates under the loan agreements ranged from 6% to 12%.  Nonpayment of the outstanding balances due and payable on the maturity dates of the loan agreements constitute an event of default.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  We believe that we are in compliance with all covenants under these loan agreements and we are currently in negotiations with this partner to extend the maturity dates.

On August 12, 2009, we entered into the Third Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Third Amended BHH Loan”) pursuant to which we may borrow a maximum of $35 million, subject to approval by the lender.  The borrowings are being used principally to finance working capital, development costs for Cassidy Ridge and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  In certain circumstances, borrowings under the Third Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of September 30, 2009, the outstanding principal balance was $26.5 million.

We expect that we will continue to require this liquidity support from our sponsor through the remainder of 2009 and into 2010.  Our sponsor, subject to their approval, may make available to us additional funds under the Third Amended BHH Loan through 2009 and into 2010, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On July 16, 2007, we entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million for development of the Northwest Highway Land.  Proceeds from the loan were used to completely pay down an existing loan with the Frost National Bank.  The loan matured on July 15, 2009.  On October 9, 2009, we entered into a modification agreement with Citibank, N.A., effective July 15, 2009, whereby the maturity date was extended to July 15, 2011.  The interest rate under the modification agreement is the Prime rate plus two percent (2.0%) per annum, subject to a minimum interest rate of six percent (6.0%).  A principal payment of $0.7 million was made upon closing of the loan modification agreement.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $2.0 at September 30, 2009.

On July 29, 2009, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan to July 29, 2012.  The interest rate under the amended loan agreement is the Prime rate plus one-half percent (0.5%) per annum, but subject to a floor of 5.5% per annum.  The amended agreement requires monthly payments of principal in the amount of $10,000, together with all accrued but unpaid interest, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $1.7 at September 30, 2009.

On September 1, 2005, we entered into a Revolving Credit Agreement (the “Revolver Agreement”) with Bank of America, N.A. (the “Revolver Lender”).  The Revolver Agreement matured on August 30, 2009.  On September 24, 2009, we entered into the Fourth Amendment to the Credit Agreement (the “Amended Revolver”) with the Revolver Lender, effective August 30, 2009, to extend the maturity date to October 30, 2009.  The extension was granted in order to continue negotiations to complete a further modification to the Revolver Agreement.  While we are in continuing negotiations with the lender, nonpayment of the outstanding principal balance of $9.7 million due and payable on October 30, 2009 constitutes an event of default under the Amended Revolver agreement.  As a result, the past due amount under the Amended Revolver may bear interest equal to two percent (2%) plus the higher of the Prime rate or the Adjusted LIBOR rate (which currently approximates the 30-day LIBOR) during the default period.  We have been current and expect to remain current on interest payments due under the Amended Revolver.  There are no assurances that we will be successful in our negotiations to waive the event of default or modify the loan agreement with Bank of America.  The outstanding balance under the Amended Revolver Agreement was $9.7 million at September 30, 2009.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

On October 4, 2005, the Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“Mockingbird CULS Lender”), an unaffiliated third party, whereby the partnership was permitted to borrow up to $34 million (“Mockingbird CULS Loan Agreement”).  Proceeds from the loan were used to construct luxury high-rise condominiums.  The maturity date of the Mockingbird CULS Loan Agreement, which was set to be October 1, 2008, was subsequently extended to October 1, 2009.

On October 28, 2009 the Mockingbird Commons Partnership entered into the Third Amendment to Note and Construction Agreement (the “Amended Mockingbird CULS Loan Agreement”) with the Mockingbird CULS Lender, effective October 1, 2009.  The Amended Mockingbird CULS Loan Agreement, among other things, extends the maturity date of the loan from October 1, 2009 to October 1, 2011 and permits leasing of the residential condominium units pending their ultimate sale.  In addition, the Amended Mockingbird CULS Loan Agreement required a principal payment of $0.2 million, which was paid at closing from proceeds provided by borrowings from the Third Amended BHH Loan, and an additional principal payment of at least $3.0 million on or before September 30, 2010.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on October 1, 2011.  The loan agreement bears interest at the Prime rate plus one percent (1.0%).  The borrower was also required to deposit $0.3 million into a deposit account for the benefit of the Mockingbird CULS Lender at closing and shall deposit an additional $0.3 million on a quarterly basis for the next three quarters.  These amounts are pledged as additional collateral for the loan.  The outstanding balance was $25.2 million at September 30, 2009.

We have guaranteed payment of the obligation under the Amended Mockingbird CULS Loan Agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings. In addition, the guaranty agreement assigns a second lien position on the Cassidy Ridge Property to the Mockingbird CULS Lender in the amount of $12.6 million as additional security to the Amended Mockingbird CULS Loan Agreement and a covenant which requires we maintain a minimum net worth.

Additionally, on October 28, 2009, Behringer Harvard Mountain Village, LLC (“Cassidy Ridge Borrower”), our wholly-owned subsidiary, entered into the Second Modification Agreement (“Amended Cassidy Ridge Loan Agreement”) with Credit Union Liquidity Services, LLC (“Cassidy Ridge Lender”), an unaffiliated third party, effective October 1, 2009.  The modification was entered into to permit the second lien position as additional security for the Amended Mockingbird CULS Loan Agreement.  On September 25, 2008, the Cassidy Ridge Borrower entered into a promissory note payable to the Cassidy Ridge Lender, pursuant to which they were permitted to borrow a total principal amount of $27.65 million.  As of September 30, 2009, total borrowings under the loan agreement were approximately $8.8 million.  The maturity date of the Amended Cassidy Ridge Loan Agreement remains October 1, 2011 and the interest rate continues to be equal to the greater of the Prime rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011 with a final payment of the outstanding principal and unpaid accrued interest due on the maturity date.

We have guaranteed payment of the obligation under the Amended Cassidy Ridge Loan Agreement in the event that, among other things, the Cassidy Ridge Borrower becomes insolvent or enters into bankruptcy proceedings.  In addition, the guaranty agreement waives all prior failure to comply with certain covenants and establishes new covenants on our part.  Specifically, the guaranty agreement removes a liquidity covenant and adds a net worth covenant.

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

We were not in compliance with a liquidity covenant under the Cassidy Ridge Loan Agreement at September 30, 2009.  The Amended Cassidy Ridge Loan Agreement, effective October 1, 2009, waived any prior failure to comply with the liquidity covenant and removed the covenant in its entirety.  Additionally, we were not in compliance with financial covenants under the Hotel Palomar and Residences loan and Revolver Agreement with Bank of America at September 30, 2009.  Failure to be in compliance with the Bank of America covenants constitutes a default under the debt agreements and, absent a waiver or modification of the debt agreements, Bank of America could accelerate amounts owed under the debt agreements and our accompanying guarantees.  We continue to make scheduled monthly payments of interest only under the loan agreements, and believe that we will remain current through maturity.  We are currently in negotiations with the lender to waive the events of noncompliance or modify the loan agreements.  However, there are no assurances that we will be successful in our negotiations to modify the loan agreements with Bank of America or obtain waivers of noncompliance.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We believe that we were in compliance with all other debt covenants under our loan agreements at September 30, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

9.           Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and results of operations.  The hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Interest calculated on borrowings under our loan agreement related to Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedging instrument.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap and related interest expense are recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the nine months ended September 30, 2009, we recorded a gain of $0.5 million to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value and $0.9 million for related interest expense.

Derivative instruments classified as liabilities were reported at their combined fair values of $1.2 million and $1.7 million in accrued liabilities at September 30, 2009 and December 31, 2008, respectively.  During the nine months ended September 30, 2008 we recorded unrealized gains of $0.1 million to accumulated other comprehensive loss in our statement of changes in equity to adjust the carrying amount of the interest rate swap qualifying as a hedge to its fair value at September 30, 2008.  Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) related to the cash flow hedge were reclassified to earnings.  Realized losses on interest rate derivatives for the nine months ended September 30, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.7 million.  This amortization of the unrealized loss held in other comprehensive income to earnings took place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009.  No amounts were reclassified to earnings for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the swap agreement designated as a cash flow hedge increased interest expense by approximately $0.5 million.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2009, but do not represent exposure to credit, interest rate, or market risks (dollar amounts in thousands):

	Notional	Interest Swap	Interest Swap
Hedge Type / Description	Amount	Pay Rate	Receive Rate	Maturity	Fair Value
Other
Interest rate swap - Hotel Palomar and Residences	$38,000	3.77%	30-day LIBOR	September 6, 2010	$(1,164)

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008 (in thousands).

	As of September 30, 2009		As of December 31, 2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap	Accrued liabilities	$(1,164)	Accrued liabilities	$(1,697)

The table below presents the effect of the change in fair value of our derivative financial instruments on the Consolidated Statements of Equity and Comprehensive Loss for the nine months ended September 30, 2009 and 2008 (in thousands).

	Amount of Gain on Derivative (Effective
Derivatives in Cash Flow	Portion) Recognized in OCI
Hedging Relationships	September 30, 2009	September 30, 2008

Interest rate swap	$-	$82

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 (in thousands).

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Derivatives not designated as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Amount of Gain or (Loss) on Derivatives Recognized in Income
		Three months ended September 30,
		2009	2008

Interest rate swap	Gain (loss) on derivative instruments, net	$ 175	$ -
Interest rate swap	Interest expense	(245)	-

Total		$ (70)	$ -

Derivatives not designated as hedging instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Amount of Gain or (Loss) on Derivatives Recognized in Income
		Nine months ended September 30,
		2009	2008

Interest rate swap	Gain (loss) on derivative instruments, net	$ 532	$ -
Interest rate swap	Interest expense	(735)	-

Total		$ (203)	$ -

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

10.           Commitments and Contingencies

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at September 30, 2009 are as follows (in thousands):

Year ending	Amount
October 1 - December 31, 2009	$19
2010	74
2011	55
Total minimum future lease payments	148

Less: amounts representing interest	13

Total future lease principal payments	$135

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

11.           Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  We have paid special distributions of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return were based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.

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

The following are the total distributions declared during the first three quarters of 2009 and 2008 (in thousands):

	2009	2008
Third Quarter	$-	$771
Second Quarter	762	763
First Quarter	755	763
	$1,517	$2,297

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

For the management and leasing of our properties, we pay HPT Management Services LP, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as ”Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the nine months ended September 30, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.3 million and $0.4 million, respectively, of which approximately $2,000 and $44,000 is included in loss from discontinued operations for the nine months ended September 30, 2009 and 2008, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the nine months ended September 30, 2009, we incurred asset management fees of $0.8 million, of which approximately $0.1 million was capitalized to real estate.  For the nine months ended September 30, 2008, we incurred asset management fees of $0.8 million, of which approximately $29,000 was included in loss from discontinued operations and approximately $66,000 was capitalized to real estate.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the nine months ended September 30, 2009, we incurred and expensed such costs for administrative services totaling $0.4 million.  We incurred and expensed approximately $0.1 million of such costs for the nine months ended September 30, 2008.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

On August 12, 2009, we entered into the Third Amended BHH Loan, pursuant to which we may borrow a maximum of $35 million.  The outstanding principal balance under the Third Amended BHH Loan as of September 30, 2009 was $26.5 million.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes and capital expenditures for our properties.

At September 30, 2009, we had payables to related parties of approximately $1.3 million.  This balance consists primarily of interest accrued on the Third Amended BHH Loan, administrative expenses incurred by our general partners and management fees payable to our property managers.

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

The results of operations for 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations. Results for the three and nine months ended September 30, 2009 represent final settlements for operations of 4245 N. Central.  Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Rental revenue	$(2)	$367	$26	$1,140

Expenses
Property operating expenses	4	140	13	520
Interest expense	-	91	-	292
Real estate taxes	(1)	51	9	163
Property and asset management fees	-	25	1	73
Depreciation and amortization	-	227	-	517
Total expenses	3	534	23	1,565

Interest income	-	1	-	3
Net income (loss)	(5)	(166)	3	(422)

Gain on sale of assets	-	1,612	-	1,612
Noncontrolling interest	2	(607)	(9)	(511)
Gain (loss) from discontinued operations attributable to the Partnership	$(3)	$839	$(6)	$679

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

14.	Noncontrolling Interest

Current GAAP establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It requires that the noncontrolling interest continue to be attributed its share of losses even if it results in a deficit noncontrolling interest balance.  Previous accounting standards required that noncontrolling interest not be allocated losses that result in a deficit noncontrolling interest balance.  The adoption of new accounting standards on January 1, 2009 resulted in a deficit noncontrolling interest balance at one of our consolidated real estate partnerships for the three and nine months ended September 30, 2009.  The following table presents results for the three and nine months ending September 30, 2009 as if the previous accounting standard was in effect (in thousands):

	Three months ended September 30, 2009
		Noncontrolling interest
	As reported	adjustment	As adjusted
Net loss attributable to the Partnership	$(3,377)	$(742)	$(4,119)

Basic and diluted weighted average
limited partnership units outstanding	10,804	-	10,804

Basic and diluted net loss per limited partnership
unit attributable to the Partnership	$(0.31)	$(0.07)	$(0.38)

	Nine months ended September 30, 2009
		Noncontrolling interest
	As reported	adjustment	As adjusted
Net loss attributable to the Partnership	$(9,725)	$(1,858)	$(11,583)

Basic and diluted weighted average
limited partnership units outstanding	10,804	-	10,804

Basic and diluted net loss per limited partnership
unit attributable to the Partnership	$(0.90)	$(0.17)	$(1.07)

15.	Subsequent Events

On October 28, 2009 the Mockingbird Commons Partnership entered into the Amended Mockingbird CULS Loan Agreement with the Mockingbird CULS Lender, effective October 1, 2009.  The Amended Mockingbird CULS Loan Agreement, among other things, extends the maturity date of the loan from October 1, 2009 to October 1, 2011 and permits leasing of the unsold residential condominium units pending their ultimate sale.  In addition, the loan agreement required a principal payment of $0.2 million, which was paid at closing from proceeds provided by borrowings from the Third Amended BHH Loan, and an additional principal payment of at least $3.0 million on or before September 30, 2010.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on October 1, 2011.  The loan agreement bears interest at the Prime rate plus one percent (1.0%).  The borrower was also required to deposit $0.3 million into a deposit account for the benefit of the Mockingbird CULS Lender at closing and shall deposit an additional $0.3 million on a quarterly basis for the next three quarters.  These amounts are pledged as additional collateral for the loan.  The outstanding balance was $25.2 million at September 30, 2009.

We have guaranteed payment of the obligation under the Amended Mockingbird CULS Loan Agreement in the event that, among other things, the Mockingbird Commons Partnership becomes insolvent or enters into bankruptcy proceedings. In addition, the guaranty agreement assigns a second lien position on the Cassidy Ridge Property to the Mockingbird CULS Lender in the amount of $12.6 million as additional security to the Amended Mockingbird CULS Loan Agreement and a covenant which requires we maintain a minimum net worth.

Additionally, on October 28, 2009, the Cassidy Ridge Borrower entered into the Amended Cassidy Ridge Loan Agreement with Credit Union Liquidity Services, LLC, an unaffiliated third party, effective October 1, 2009.  The modification was entered into to permit the second lien position as additional security for the Amended Mockingbird CULS Loan Agreement.  On September 25, 2008, the Cassidy Ridge Borrower entered into a promissory note payable to the Cassidy Ridge Lender, pursuant to which they were permitted to borrow a total principal amount of $27.65 million.  As of September 30, 2009, total borrowings under the loan agreement were approximately $8.8 million.  The maturity date of the Amended Cassidy Ridge Loan Agreement remains October 1, 2011 and the interest rate continues to be equal to the greater of the Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011 with a final payment of the outstanding principal and unpaid accrued interest due on the maturity date.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We have guaranteed payment of the obligation under the Amended Cassidy Ridge Loan Agreement in the event that, among other things, the Cassidy Ridge Borrower becomes insolvent or enters into bankruptcy proceedings.  In addition, the guaranty agreement waives all prior failure to comply with a certain covenants and establishes new covenants on our part.  Specifically, the guaranty agreement removes a liquidity covenant and adds a net worth covenant.

 On October 9, 2009, we entered into a modification agreement with Citibank, N.A., effective July 15, 2009, whereby the maturity date of the Northwest Highway Land loan was extended to July 15, 2011.  The interest rate under the modification agreement is the Prime rate plus two percent (2.0%) per annum, subject to a minimum interest rate of six percent (6.0%).  A principal payment of $0.7 million was made upon closing of the loan modification agreement.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $2.0 at September 30, 2009.

We did not make the full required mortgage payment on the Plaza Skillman Loan due on November 11, 2009. We expect to continue making partial mortgage payments until the loan is restructured or modified. The loan matures on April 11, 2011 and the current outstanding principal balance is approximately $9.4 million. Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender could accelerate amounts owed under the debt agreement. We are currently in negotiations with the lender to modify the loan agreement. However, there are no assurances that we will be successful in our negotiations to modify the loan agreement.

On November 12, 2009, we entered into the Fourth Amended and Restated Unsecured  Promissory Note payable to Behringer Harvard Holdings, LLC (“Fourth Amended BHH Loan”). The Fourth Amended BHH Loan increases the maximum amount of borrowings from $35 million to $40 million, subject to approval by the lender, and extends the maturity date from August 12, 2012 to November 13, 2012. Borrowings are being used principally to finance working capital needs, continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, and expected capital expenditures at other properties that are being prepared for sale in the future. The Fourth Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full. In certain circumstances borrowings under the Fourth Amendment BHH Loan are subordinate to other indebtedness of the Partnership.
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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and the risks identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and September 30, 2009, both as filed with the SEC.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which includes the consolidation of VIE’s in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, asset retirement obligations and any noncontrolling interest based on their relative fair values.  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Impairment of Long-Lived Assets

For real estate we consolidate, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Market Overview

During 2008 and continuing into 2009, the U.S. and global economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Consequently, we believe that demand for office space will continue to decline and that rental rates will remain weak at least through the remainder of the current year.  In addition, the hospitality industry continues to be negatively affected by the current economic recession.  The national Average Daily Rate (“ADR”) has declined as compared to the prior year and we expect that Hotel Palomar will continue to experience lower ADR throughout the remainder of 2009.

Nine of our real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth metropolitan area. This market and Texas in general have historically been more resistant to recessionary trends than much of the nation.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many other markets.  Through the remainder of the year, Dallas-Fort Worth is expected to react similarly to the nation as a whole.  However, we believe the Dallas-Fort Worth market is well-positioned to grow in the long-term.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  Given current market conditions, we anticipate that this investment program’s life will extend beyond its original anticipated liquidation date.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Significant Activity

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2009 and we had eight wholly-owned properties and interests in three properties through investments in joint ventures as of September 30, 2008.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three and nine months ended September 30, 2009 and 2008.

CompUSA, Inc., a retailer of consumer electronics, leased 100% of Landmark I & II.  The lease at Landmark II expired March 31, 2008 and the lease at Landmark I expired in May 2008.  In 2008 we executed a long-term direct lease for approximately 90,000 rentable square feet, or approximately 74%, of Landmark I to a tenant who had previously subleased the space.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  We sold 4245 N. Central on September 30, 2008.  As reported previously, during 2008 and the first nine months of 2009, the U.S. housing market and related condominium sector continued to decline.  As a result, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As of September 30, 2009 we had leased 28 of the 42 units available for leasing.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Results of Operations

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2009 and 2008 was $2.3 million and $2.6 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the three months ended September 30, 2009 is primarily the result of increased vacant office space.  Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.  The leasing program of the unsold condominium units at Hotel Palomar and Residences, which began in the second quarter of 2009, will aid in bridging this gap.

Hotel Revenue. Hotel revenue for the three months ended September 30, 2009 and 2008 was $2.9 million and $3.7 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The continuing economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve until the overall U.S. economy experiences sustained growth and lodging demand increases.

Real Estate Inventory Sales. Real estate inventory sales for each of the three months ended September 30, 2009 and 2008 was $0.3 million.  Amounts for the three months ended September 30, 2009 represent the sale of developed land at Northwest Highway Land.  Real estate inventory sales for the three months ended September 30, 2008 consisted of the sale of a condominium located at the Hotel Palomar and Residences.

During 2008 and 2009, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we will continue to experience slow sales of our real estate inventory in the future.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2009 and 2008 were $4.0 million and $4.9 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The decrease in property operating expenses for the three months ended September 30, 2009 is primarily due to a decrease in activity at Hotel Palomar and an increase in office vacancy.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space.

Inventory Valuation Adjustment.  The inventory valuation adjustment for the three months ended September 30, 2008 was $6.6 million and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2008 and continuing in 2009, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market, rising foreclosures and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $6.6 million for the three months ended September 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the three months ended September 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2009 and 2008 was $1.9 million and $2.0 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  For the three months ended September 30, 2009 and 2008 we capitalized interest costs of $0.4 million and $0.3 million, respectively, for Cassidy Ridge.  Interest costs for construction of the speculative homes at Northwest Highway Land were capitalized until construction was completed during the quarter ended June 30, 2009.  For the three months ended September 30, 2008, we capitalized interest costs of $60,000 for Northwest Highway Land.  Interest expense for the three months ended September 30, 2009 also includes the reclassification of approximately $0.2 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets continue to experience volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for each of the three months ended September 30, 2009 and 2008 were $0.8 million, and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2009 and 2008 were $0.4 million and $0.5 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain flat in the near future.

General and Administrative Expenses. General and administrative expenses for each of the three months ended September 30, 2009 and 2008 were $0.4 million.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 were $1.7 million and $1.5 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Cost of Real Estate Inventory Sales. Cost of real estate inventory sales for the three months ended September 30, 2009 was $0.3 million and was comprised of the costs associated with the sale of developed land, including selling costs, located at Northwest Highway Land.  Cost of real estate inventory sales for the three months ended September 30, 2008 was $0.2 million and was comprised of the costs associated with the sale of a condominium, including selling costs, located at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the three months ended September 30, 2009 was $0.2 million.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan with Bank of America, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest for the three months ended September 30, 2009 and 2008 was income of $0.8 million and a loss of $0.3 million, respectively, and represents the other partners’ proportionate share of income and losses from investments in the partnerships that we consolidate.  The three months ended September 30, 2008 includes the sale of 4245 N. Central which was sold on September 30, 2008.

Discontinued Operations

Income from Discontinued Operations. Income from discontinued operations for the three months ended September 30, 2009 and 2008 represent activity for 4245 N. Central which was sold on September 30, 2008.  Amounts for the three months ended September 30, 2009 represent final settlements related to operations of the property.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2009 and 2008 was $6.6 million and $10.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  Rental revenue for the nine months ended September 30, 2008 included an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.  The decrease in revenue for the nine months ended September 30, 2009 is primarily the result of the termination of the single tenant lease at 1221 Coit Road and the expiration of the single tenant leases at Landmark I & II in 2008.  Unless we are able to lease-up available space, management expects rental revenue to remain flat.  The leasing program of the unsold condominium units at Hotel Palomar and Residences, which began in the second quarter of 2009, will aid in bridging this gap.

Hotel Revenue. Hotel revenue for the nine months ended September 30, 2009 and 2008 was $9.2 million and $11.7 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The continuing economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve until the overall U.S. economy experiences sustained growth and lodging demand increases.

Real Estate Inventory Sales. Real estate inventory sales for the nine months ended September 30, 2009 and 2008 was $0.3 million and $0.8 million, respectively.  Amounts for the nine months ended September 30, 2009 represent the sale of developed land at Northwest Highway Land.  Real estate inventory sales for the nine months ended September 30, 2008 was comprised of the sale of condominiums located at the Hotel Palomar and Residences.

During 2008 and 2009, the U.S. housing market continued its nationwide downturn as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  If these conditions continue to exist, we will continue to experience slow sales of our real estate inventory in the future.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2009 and 2008 were $12.2 million and $14.5 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The decreased property operating expenses for the nine months ended September 30, 2009 was primarily due to decreased occupancy in 2009 at Hotel Palomar and the write-off of accounts receivable in 2008 associated with partial rental payments made by CompUSA on its leases at Landmark I & II.  Without leasing-up available space, we expect property operating expenses to remain at current levels.

Inventory Valuation Adjustment.  The inventory valuation adjustment for the nine months ended September 30, 2008 was $8.0 million and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences.  During 2008 and continuing in 2009, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market, rising foreclosures and weak consumer confidence.  As a result of our evaluations and current economic conditions, we recognized an adjustment of $8.0 million for the nine months ended September 30, 2008 to reduce the carrying value of condominiums at Hotel Palomar and Residences.  There was no inventory valuation adjustment for the nine months ended September 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2009 and 2008 was $5.2 million and $6.1 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The decrease in interest expense for the nine months ended September 30, 2009 is primarily the result of the decrease in variable interest rates associated with our loans.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  Interest costs for construction of the speculative homes at Northwest Highway Land were capitalized until construction was completed during the quarter ended June 30, 2009.  For the nine months ended September 30, 2009, we capitalized interest costs of $0.9 million for Cassidy Ridge and $54,000 for Northwest Highway Land.  For the nine months ended September 30, 2008, we capitalized interest costs of $0.7 million for Cassidy Ridge and $0.1 million for Northwest Highway Land.  Interest expense for the nine months ended September 30, 2009 also includes the reclassification of approximately $0.7 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets have continued to experience volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2009 and 2008 were $1.8 million and $2.9 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the nine months ended September 30, 2009 is primarily due to a refund of 2008 property taxes and a reduction of 2009 assessed tax valuations.  Without successful appeals of property tax valuations, we expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the nine months ended September 30, 2009 and 2008 were $1.4 million and were comprised of property and asset management fees from our consolidated properties.  We expect property and asset management fees to remain flat in the near future.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $1.3 million and $1.0 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the nine months ended September 30, 2009 is primarily the result of an increase in billings for administrative services from Behringer Advisors II, our co-general partner, as well as additional auditing costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2009 was $4.8 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  For the nine months ended September 30, 2008, depreciation and amortization expense associated with our consolidated properties was $6.7 million.  The decrease in depreciation and amortization expense during the nine months ended September 30, 2009 is primarily due to accelerated amortization of lease intangibles associated with the termination and expiration of leases during the first nine months of 2008.

Cost of Real Estate Inventory Sales. Cost of real estate inventory sales for the nine months ended September 30, 2009 was $0.3 million and was comprised of the costs associated with the sale of developed land, including selling costs, located at Northwest Highway Land.  Cost of real estate inventory sales for the nine months ended September 30, 2008 was $0.7 million and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the nine months ended September 30, 2009 was $0.4 million.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan with Bank of America, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the nine months ended September 30, 2009 and 2008 was $1.9 million and $1.2 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Income (loss) from Discontinued Operations. Income from discontinued operations for the nine months ended September 30, 2009 and 2008 represent activity for 4245 N. Central which was sold on September 30, 2008.  Amounts for the nine months ended September 30, 2009 represent final settlements related to operations of the property.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2009 was $14.0 million and was comprised primarily of the net loss of $11.6 million, adjusted for depreciation and amortization of $5.9 million and an increase in real estate inventory of $7.8 million.  Cash used in operating activities for the nine months ended September 30, 2008 was $9.7 million and was comprised primarily of the net loss of $17.9 million, adjusted for depreciation and amortization of $7.9 million and inventory valuation adjustments of $8.0 million, an increase in real estate inventory of $4.0 million and other changes in working capital accounts of $1.1 million.

Cash used in investing activities for the nine months ended September 30, 2009 was $0.6 million and was comprised of capital expenditures for real estate of approximately $0.4 million and an increase in restricted cash related to our properties of approximately $0.2 million.  Cash provided by investing activities for the nine months ended September 30, 2008 was $8.3 million and was primarily comprised of proceeds from the sale of 4245 N. Central of $10.1 million, partially offset by capital expenditures for real estate of $1.4 million.

Cash provided by financing activities for the nine months ended September 30, 2009 was $11.8 million and consisted primarily of proceeds from notes payable, net of payments, of $13.7 million, partially offset by distributions of $1.8 million.  Cash provided by financing activities was $4.6 million for the nine months ended September 30, 2008 and consisted primarily of proceeds from notes payable, net of payments, of $5.7 million and contributions from our general partners of $1.7 million, partially offset by distributions of $2.3 million.

Liquidity and Capital Resources

Our cash and cash equivalents were $1.9 million at September 30, 2009. Our principal demands for funds will be for the payment of capital improvements, operating expenses and for the payment of our outstanding indebtedness. Generally, these cash needs are currently expected to be met from borrowings and proceeds from the disposition of properties, as set forth in more detail below.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available. A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of September 30, 2009, of our $167.7 million in debt, $98.1 million is subject to variable interest rates of which $38.0 million is effectively fixed by an interest rate swap agreement.  In addition, as of September 30, 2009, $82.9 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $72.0 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We are working with lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.  As a result, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Given current market conditions, however, we anticipate that the life of this investment program will extend beyond its original anticipated liquidation date.

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

Distributions paid in the nine months ended September 30, 2009 and 2008 were approximately $1.8 million and $2.3 million, respectively.  The decrease in distributions paid for the nine months ended September 30, 2009 is due to the discontinuance of monthly distributions beginning with the 2009 third quarter.  For the nine months ended September 30, 2009 and 2008, we had negative cash flow from operating activities of approximately $14.0 million and $9.7 million, respectively.  Accordingly, cash amounts distributed to our limited partners for each of the nine months ended September 30, 2009 and 2008 exceeded cash flow from operating activities, which differences were funded from our borrowings.

The amount by which distributions paid exceeded cash flow from operating activities increased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  This increase is primarily due to amounts paid for construction of condominium units at Cassidy Ridge and a decrease in total revenues.

Our 30% noncontrolling partner previously entered into multiple loan agreements with the Mockingbird Commons Partnership totaling $1.3 million.  All of the loans are unsecured and matured prior to September 30, 2009.  Interest rates under the loan agreements ranged from 6% to 12%.  Nonpayment of the outstanding balances due and payable on the maturity dates of the loan agreements constitute an event of default.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  We believe that we are in compliance with all covenants under these loan agreements and we are currently in negotiations with this partner to extend the maturity dates.

On August 12, 2009, we entered into the Third Amended BHH Loan pursuant to which we may borrow a maximum of $35 million, subject to approval by the lender.  The borrowings are being used principally to finance working capital, development costs for Cassidy Ridge and continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, as well as expected capital expenditures at other properties that are being prepared for sale in the future.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead.  The Third Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  In certain circumstances, borrowings under the Third Amended BHH Loan are subordinate to other indebtedness of the Partnership.  The maturity date of all borrowings under the Third Amended BHH Loan is August 12, 2012.  Behringer Harvard Holdings, LLC does not hold a direct equity interest in us.  As of September 30, 2009, the outstanding principal balance was $26.5 million.

We expect that we will continue to require this liquidity support from our sponsor through the remainder of 2009 and into 2010.  Our sponsor, subject to their approval, may make available to us additional funds under the Third Amended BHH Loan through 2009 and into 2010, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On July 16, 2007, we entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million for development of the Northwest Highway Land.  Proceeds from the loan were used to completely pay down an existing loan with the Frost National Bank.  The loan matured on July 15, 2009.  On October 9, 2009, we entered into a modification agreement with Citibank, N.A., effective July 15, 2009, whereby the maturity date was extended to July 15, 2011.  The interest rate under the modification agreement is the Prime rate plus two percent (2.0%) per annum, subject to a minimum interest rate of six percent (6.0%).  A principal payment of $0.7 million was made upon closing of the loan modification agreement.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $2.0 at September 30, 2009.

On July 29, 2009, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan to July 29, 2012.  The interest rate under the amended loan agreement is the Prime rate plus one-half percent (0.5%) per annum, but subject to a floor of 5.5% per annum.  The amended agreement requires monthly payments of principal in the amount of $10,000, together with all accrued but unpaid interest, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $1.7 at September 30, 2009.

On September 1, 2005, we entered into the Revolver Agreement with the Revolver Lender.  The Revolver Agreement matured on August 30, 2009.  On September 24, 2009, we entered into the Amended Revolver with the Revolver Lender, effective August 30, 2009, to extend the maturity date to October 30, 2009.  The extension was granted in order to continue negotiations to complete a further modification to the Revolver Agreement.  While we are in continuing negotiations with the lender, nonpayment of the outstanding principal balance of $9.7 million due and payable on October 30, 2009 constitutes an event of default under the Amended Revolver agreement.  As a result, the past due amount under the Amended Revolver bears interest equal to two percent (2%) plus the higher of the Prime rate or the Adjusted LIBOR rate (which currently approximates the 30-day LIBOR) during the default period.  We have been current and expect to remain current on interest payments due under the Amended Revolver.  There are no assurances that we will be successful in our negotiations to waive the event of default or modify the loan agreement with Bank of America.  The outstanding balance under the Amended Revolver Agreement was $9.7 million at September 30, 2009.

On October 4, 2005, the Mockingbird Commons Partnership entered into a promissory note payable to the Mockingbird CULS Lender, an unaffiliated third party, whereby it was permitted to borrow up to $34 million.  Proceeds from the loan were used to construct luxury high-rise condominiums.  The maturity date of the Mockingbird CULS Loan Agreement, which was set to be October 1, 2008, was subsequently extended to October 1, 2009.

On October 28, 2009 the Mockingbird Commons Partnership entered into the Amended Mockingbird CULS Loan Agreement with the Mockingbird CULS Lender, effective October 1, 2009.  The Amended Mockingbird CULS Loan Agreement, among other things, extends the maturity date of the loan from October 1, 2009 to October 1, 2011 and permits leasing of the residential condominium units pending their ultimate sale.  In addition, the loan agreement required a principal payment of $0.2 million, which was paid at closing from proceeds provided by borrowings from the Third Amended BHH Loan, and an additional principal payment of at least $3.0 million on or before September 30, 2010.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on October 1, 2011.  The Amended Mockingbird CULS Loan Agreement bears interest at the Prime rate plus one percent (1.0%).  The borrower was also required to deposit $0.3 million into a deposit account for the benefit of the Mockingbird CULS Lender at closing and shall deposit an additional $0.3 million on a quarterly basis for the next three quarters.  These amounts are pledged as additional collateral for the loan.  The outstanding balance was $25.2 million at September 30, 2009.

We have guaranteed payment of the obligation under the Amended Mockingbird CULS Loan Agreement in the event that, among other things, the Mockingbird Commons Partnership becomes insolvent or enters into bankruptcy proceedings. In addition, the guaranty agreement assigns a second lien position on the Cassidy Ridge Property to the Mockingbird CULS Lender in the amount of $12.6 million as additional security to the Amended Mockingbird CULS Loan Agreement and requires we maintain a minimum amount of net worth.

Additionally, on October 28, 2009, the Cassidy Ridge Borrower entered into the Amended Cassidy Ridge Loan Agreement with Credit Union Liquidity Services, LLC, an unaffiliated third party, effective October 1, 2009.  The modification was entered into to permit the second lien position as additional security for the Amended Mockingbird CULS Loan Agreement.  On September 25, 2008, the Cassidy Ridge Borrower entered into a promissory note payable to the Cassidy Ridge Lender, pursuant to which they were permitted to borrow a total principal amount of $27.65 million.  As of September 30, 2009, total borrowings under the loan agreement were approximately $8.8 million.  The maturity date of the Amended Cassidy Ridge Loan Agreement remains October 1, 2011 and the interest rate continues to be equal to the greater of the Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011 with a final payment of the outstanding principal and unpaid accrued interest due on the maturity date.

We have guaranteed payment of the obligation under the Amended Cassidy Ridge Loan Agreement in the event that, among other things, the Cassidy Ridge Borrower becomes insolvent or enters into bankruptcy proceedings.  In addition, the guaranty agreement waives all prior failure to comply with a certain covenants and establishes new covenants on our part.  Specifically, the guaranty agreement removes a liquidity covenant and adds a net worth covenant.

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

We were not in compliance with a liquidity covenant under the Cassidy Ridge Loan Agreement at September 30, 2009.  The Amended Cassidy Ridge Loan Agreement, effective October 1, 2009, waived any prior failure to comply with the liquidity covenant and removed the covenant in its entirety.  Additionally, we were not in compliance with financial covenants under the Hotel Palomar and Residences loan and Revolver Agreement with Bank of America at September 30, 2009.  Failure to be in compliance with the Bank of America covenants constitutes a default under the debt agreements and, absent a waiver or modification of the debt agreements, Bank of America could accelerate amounts owed under the debt agreements and our accompanying guarantees.  We continue to make scheduled monthly payments of interest only under the loan agreements, and believe that we will remain current through maturity.  We are currently in negotiations with the lender to waive the events of noncompliance or modify the loan agreements.  However, there are no assurances that we will be successful in our negotiations to modify the loan agreements with Bank of America or obtain waivers of noncompliance.

We believe that we were in compliance with all other debt covenants under our loan agreements at September 30, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands).

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total revenues	$5,466	$6,582	$16,053	$22,610

Operating expenses
Property operating expenses	3,989	4,924	12,151	14,504
Real estate taxes, net	771	794	1,828	2,887
Property and asset management fees	427	453	1,356	1,384
Advertising costs	61	207	207	422
Cost of real estate inventory sales	263	237	263	661
Less: Asset management fees	(228)	(234)	(699)	(698)
Total operating expenses	5,283	6,381	15,106	19,160

Net operating income	$183	$201	$947	$3,450

Reconciliation to net loss
Net operating income	$183	$201	$947	$3,450

Less: Depreciation and amortization	(1,660)	(1,532)	(4,795)	(6,691)
General and administrative expenses	(377)	(417)	(1,277)	(960)
Interest expense, net	(1,860)	(1,968)	(5,236)	(6,119)
Asset management fees	(228)	(234)	(699)	(698)
Inventory valuation adjustment	-	(6,568)	-	(7,953)
Provision for income taxes	(36)	(44)	(157)	(176)
Add: Interest income	3	15	14	60
Loss on derivative instrument, net	(163)	-	(435)	-
Loss on sale of assets	-	-	-	(2)
Income (loss) from discontinued operations	(5)	1,446	3	1,190

Net loss	$(4,143)	$(9,101)	$(11,635)	$(17,899)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, non-cash inventory valuation adjustment charges, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net loss	$(4,143)	$(9,101)	$(11,635)	$(17,899)
Net loss attributable to noncontrolling interest	766	(336)	1,910	1,195

Adjustments
Real estate depreciation and amortization (1)	1,457	1,177	4,220	6,135
Inventory valuation adjustment (1)	-	4,597	-	5,567
Debt service (1)	(1,355)	(1,810)	(4,121)	(5,207)
Capital improvements (1)(2)	(153)	1,042	(290)	(1,280)
Net cash from operations	$(3,428)	$(4,431)	$(9,916)	$(11,489)

______________________

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2009 and 2008 include building improvements, tenant improvements and furniture and fixtures.

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

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties, make loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $167.7 million in notes payable at September 30, 2009, approximately $98.1 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.6 million.

A 100 basis point decrease in interest rates would result in a $0.2 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $0.4 million net increase in the fair value of our interest rate swap.

At September 30, 2009, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of September 30, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

 The global financial markets have undergone pervasive and fundamental disruptions.  This volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in the weakening of the U.S. and global economies.  Our business has been and may continue to be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets.  These conditions, or similar conditions existing in the future, may have the following consequences:

•
the financial condition of our tenants, some of which are financial, legal and other professional firms, has been and may continue to be adversely affected, which may result in us having to increase tenant concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•
significant job losses in the financial and professional services industries may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

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

 Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions or that the amount of distributions will increase over time.  If the conditions continue, our board may determine to reduce our current distribution rate or suspend distributions altogether in order to conserve cash.

Disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms and have affected the value of our investments.

 The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.  We expect this potential impact to be more pronounced upon refinancing any fixed rate indebtedness.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, it may be difficult for us to refinance our debt coming due.

Further, the recent market volatility will likely make the valuation of our investment properties more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties.  As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings.

 The pervasive and fundamental disruptions that the global financial markets have undergone have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

At September 30, 2009, we had notes payable of approximately $167.4 million in principal amount, all of which are secured by properties.  As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our units, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•	limiting our ability or increasing the costs to refinance our indebtedness.

We may not be able to refinance or repay our substantial indebtedness.

We have a substantial amount of debt that we may not be able to refinance or repay. As of September 30, 2009, $82.9 million of the outstanding balance of our notes payable matures within the next twelve months.  Of that amount, $72.0 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  Due to (1) potentially reduced values of our investments, (2) our substantial debt level, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our current debt on acceptable terms or at all.  Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.

We may not have the cash necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default that could potentially allow lenders to accelerate that debt.  If our debt is accelerated, our assets may not be sufficient to repay the debt in full, and our available cash flow may not be adequate to maintain our current operations.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability of fund our ongoing operations from our operating cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults Upon Senior Securities.

We were not in compliance with a liquidity covenant under the Cassidy Ridge Loan Agreement at September 30, 2009.  The Amended Cassidy Ridge Loan Agreement, effective October 1, 2009, waived any prior failure to comply with the liquidity covenant and removed the covenant in its entirety.  Additionally, we were not in compliance with financial covenants under the Hotel Palomar and Residences loan and Revolver Agreement with Bank of America at September 30, 2009.  Failure to be in compliance with the Bank of America covenants constitutes a default under the debt agreements and, absent waivers or a modification of the debt agreements, Bank of America could accelerate amounts owed under the debt agreements and our accompanying guarantees. The balances of the Hotel Palomar and Residences loan and Revolver Agreement were $41.2 million and $9.7 million, respectively, at September 30, 2009.  We continue to make scheduled monthly payments of interest only under the loan agreements, and believe that we will remain current through maturity.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreements.  However, there are no assurances that we will be successful in our negotiations to modify the loan agreements with Bank of America or obtain waivers of noncompliance.  In the event that Bank of America demanded immediate payment of the entire loan balances, we would have to consider all available alternatives including transferring legal possession of the properties to the lender under the deed of trust.  We have current appraisals of the properties with valuations in excess of the balances of the loans at September 30, 2009.

As previously disclosed, the maturity dates of the Mockingbird Commons Partnership loans with our 30% noncontrolling partner matured prior to September 30, 2009.  We are currently in negotiations with this partner to extend the maturity dates of these loans.  As of September 30, 2009, the total balances of these loans were $1.3 million.

We did not make the full required mortgage payment on the Plaza Skillman Loan due on November 11, 2009.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the current outstanding principal balance is approximately $9.4 million.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender could accelerate amounts owed under the debt agreement.  We are currently in negotiations with the lender to modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations to modify the loan agreement.

On November 12, 2009, we entered into the Fourth Amended and Restated Unsecured  Promissory Note payable to Behringer Harvard Holdings, LLC (“Fourth Amended BHH Loan”). The Fourth Amended BHH Loan increases the maximum amount of borrowings from $35 million to $40 million, subject to approval by the lender, and extends the maturity date from August 12, 2012 to November 13, 2012. Borrowings are being used principally to finance working capital needs, continuing carrying and marketing costs for the condominiums at Hotel Palomar and Residences, and expected capital expenditures at other properties that are being prepared for sale in the future. The Fourth Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full. In certain circumstances borrowings under the Fourth Amendment BHH Loan are subordinate to other indebtedness of the Partnership.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2009.

Item 5.	Other Information.

We did not make the full required mortgage payment on the Plaza Skillman Loan due on November 11, 2009.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the current outstanding principal balance is approximately $9.4 million.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender could accelerate amounts owed under the debt agreement.  We are currently in negotiations with the lender to modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations to modify the loan agreement.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 16, 2009		By:	/s/ Gary S. Bresky
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