Form 10-K
period 2009-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2010-03-31
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $101,988,240, assuming a market value of $9.44 per unit of limited partnership interest.

As of March 19, 2010, the registrant had 10,803,839 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-K
Year Ended December 31, 2009

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to herein as the “Partnership,” “we,” “us,” or “our”) and our subsidiaries, including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unitholders, the estimated per unit value of our limited partnership units and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for distributions and capital expenditures;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

•	future increases in interest rates;

•	impairment charges;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates: and

•	unfavorable changes in laws or regulations impacting our business or our assets.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.                  Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  As of December 31, 2009, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of December 31, 2009, ten of the twelve properties we acquired remain in our portfolio.  As of December 31, 2009, we wholly owned eight properties and we owned interests in two properties through separate limited partnerships or joint venture arrangements.  We are not currently seeking to purchase additional properties for our portfolio.

At a special meeting of our limited partners held on August 29, 2008, the Partnership’s limited partners approved the Partnership’s Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  The Partnership Agreement was executed and adopted by the Partnership on September 5, 2008.

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

Our Partnership Agreement provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Unit Valuation

Our Partnership Agreement requires that beginning with the fiscal year ended December 31, 2009, the General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.  In 2005 and 2006, we sold two properties and distributed $0.56 per unit with the result being that the estimated value per share thereafter was adjusted from $10.00 to $9.44 to reflect the special distribution of proceeds from those sales.

On January 14, 2010 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner has obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REIT’s and direct participation programs such as ours.  The new estimated valuation per limited partnership unit as of December 31, 2009 is $6.45, adjusted from the previous estimated valuation of $9.44.

In addition to meeting its obligation under the Partnership Agreement, the General Partners understand that this estimated value per unit may be used by (i) broker dealers who have customers who own our limited partnership units to assist in meeting customer account statement reporting obligations under the National Association of Securities Dealers (which is the former name of FINRA) Conduct Rule 2340 as required by FINRA and (ii) fiduciaries of retirement plans subject to the annual reporting requirements of ERISA to assist in the preparation of their reports.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The estimated value per unit does not represent the fair value according to accounting principles generally accepted in the United States of America (“GAAP”) of our assets less liabilities, nor does it represent the amount our units would trade at on a national securities exchange.

Generally, we do not anticipate selling our assets until we feel it is the right time to dispose of an asset, or we feel that the economy has improved, and we have the opportunity to realize additional value.  Our general partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  Therefore, as we have previously disclosed, we will not be liquidated in our original estimated time frame, but rather in a time frame that our general partners believe will provide more value to limited partners.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1620.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”) and is used by permission.

Disposition Policies

We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We will also consider the current state of the general economy, and whether waiting to dispose of a property will allow us to realize additional value for our limited partners.  We are currently preparing and assessing properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those units held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of properties.  However, at the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sales proceeds will not be reinvested but will be distributed to the partners.  Thus, we are intended to be self-liquidating in nature.  Our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties anytime after February 19, 2010.  Our General Partners may also determine not to distribute net sales proceeds if such proceeds are:

•	held as working capital reserves; or

•	used to make improvements to existing properties.

We will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article XII of our Partnership Agreement, to our General Partners or their affiliates in connection with the distribution of proceeds from the sale, exchange or financing of our properties.

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

Our General Partners make all decisions relating to the sale of our properties.

Borrowing Policies

We have used debt secured by real estate as a means of providing additional funds for the acquisition and development of properties.  By operating on a leveraged basis, we have had more funds available for investment in properties and other investments.  This has enabled us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  Furthermore, the use of leverage brings with it the risk of default on the mortgage payments and a subsequent foreclosure of a particular property.

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

Our General Partners are Robert M. Behringer and Behringer Advisors II.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Robert J. Chapman, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors II, and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

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

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located.  In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances.  Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Managers

Our properties are managed and leased by HPT Management Services LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, our affiliated property managers, or their affiliates (individually or collectively referred to as “Property Manager”). The agreements with our Property Manager expire in June 2010, but automatically extend for successive seven year terms.  We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of the Property Manager.  HPT Management Services LLC and Behringer Harvard Real Estate Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

Regulations

Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Significant Tenants

As of December 31, 2009, two tenants accounted for 10% or more of the aggregate annual rental revenues of our consolidated properties.  Tellabs, Inc., who designs, develops, deploys, and supports telecommunications networking products for telecommunications service providers worldwide, accounted for approximately $2.4 million or 27% of our rental revenues for the ended December 31, 2009.  Additionally, Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2.0 million or 23% of our aggregate rental revenue for the year ended December 31, 2009.

Leasing

Our portfolio of office properties was approximately 31% percent leased at both December 31, 2009 and 2008 and approximately 59% leased at December 31, 2007.  Approximately 360,000 rentable square feet expired or terminated early at three of our office buildings during the year ended December 31, 2008.  We successfully executed a long-term direct lease for approximately 90,000 rentable square feet during the year ended December 31, 2008.  We are continuing marketing efforts to re-lease all of our vacant spaces.  Lease expirations of approximately 13,000 rentable square feet are scheduled during the year ended December 31, 2010.

We implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As of December 31, 2009, we had leased approximately 81% of the units available for leasing.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Employees

We have no employees.  Affiliates of Behringer Advisors II perform a full range of real estate services for us, including property management, accounting, legal, asset management and investor relations.

We are dependent on our affiliates for services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing, developing, and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II, HPT, including Mr. Behringer, who would be difficult to replace.  Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment, our operating results could suffer.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure limited partners that HPT will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete.  We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

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

Risks Related to Our Business in General

Recent market disruptions will likely impact most aspects of our operating results and operating condition.

The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  Our business will likely be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession.  Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards.  These conditions have and may continue to materially affect the value of our investment properties, and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.  These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.  Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

•
the financial condition of our tenants, which include financial, legal and other professional firms, may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•
significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which could result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•	credit spreads for major sources of capital may continue to widen, resulting in lenders increasing the cost for debt financing;

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

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

•
one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to resume distributions at the previous 3% annualized rate or that the amount of distributions will increase over time.

We have incurred indebtedness and other borrowings, which may increase our business risks.

We have acquired and developed real properties by using either existing financing or borrowing new funds.  In addition, we have incurred or increased our debt by obtaining loans secured by some or all of our real properties.  We have incurred debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt.  Incurring debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our limited partners will be adversely affected.  Our approach to investing in properties utilizing leverage in order to accomplish our investment objectives may present more risks to investors than comparable real estate programs which have a longer intended duration and which do not utilize borrowing to the same degree.

Our indebtedness adversely affects our financial health and operating flexibility.

At December 31, 2009, we had notes payable of approximately $156.0 million in principal amount, of which $140.8 million was secured by properties.  As a result of this indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties.

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

We may not be able to refinance or repay our indebtedness.

We have debt that we may not be able to refinance or repay. As of December 31, 2009, $32.1 million of principal payments and notes payable matures within the next twelve months.  Of that amount, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  Due to (1) potentially reduced values of our investments, (2) our debt level, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including tightened loan-to-value standards, we will face significant challenges refinancing our current debt on acceptable terms if at all.  Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.

We may not have the cash necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default that could potentially allow lenders to accelerate that debt.  If our debt is accelerated, our assets may not be sufficient to repay the debt in full, and our available cash flow may not be adequate to maintain our current operations.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows.

Recent disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms, dispose of our properties and have affected the value of our investments.

 The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.  We expect this potential impact to be more pronounced upon refinancing any fixed rate indebtedness.  As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms, thereby delaying our ability to dispose of our properties  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, it may be difficult for us to refinance our debt coming due.

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

If debt is unavailable at reasonable rates, we may not be able to refinance our properties.

When we place debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.  If this occurs, it may prevent us from borrowing more money.

The aggregate amount we may borrow is limited under our Partnership Agreement, which may hinder our ability to secure additional funding when it is needed.

Our Partnership Agreement limits the aggregate amount we may borrow to the sum of (1) with respect to loans insured, guaranteed or provided by the federal government or any state or local government or agency, 100% of the aggregate purchase price of all of our properties which have not been refinanced plus 100% of the aggregate fair market value of all of our refinanced properties and (2) with respect to other loans, the sum of 85% of the aggregate purchase price of all of our properties which have not been refinanced plus 85% of the aggregate fair market value of all of our refinanced properties.  That limitation could have adverse business consequences such as: (1) causing operational problems if there were cash flow shortfalls for working capital purposes; and (2) resulting in the loss of a property if, for example, financing were necessary to repay a default on a mortgage.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to refinance current debt, including any financing provided by our sponsor, Behringer Holdings, could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay or maintain cash distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to limited partners.  Distributions will be based principally on cash available from our properties, real estate securities and other investments.  We expect to distribute net cash from operations and net proceeds from the sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  The amount of cash available for distributions will be affected by many factors, such as our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We declared monthly distributions at an annualized rate of 3% through the second quarter of 2009.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  We do not anticipate that payment of distributions will resume in the near-term.  Such distributions, or lack thereof, are not necessarily indicative of current or future operating results and we can give no assurance that we will be able to resume distributions at the prior rate or that distributions will increase over time.  Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, or that mortgage loans or our investments in securities will increase our cash available for distributions to limited partners.  Our actual results may differ significantly from the assumptions used by our General Partners in establishing the distribution rate to limited partners.

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

•	create working capital reserves; or

•	make capital improvements to our existing properties.

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

Payment of fees to our General Partners and their affiliates will reduce cash available for distribution.

Our General Partners and their affiliates will perform services for us in connection with the management and leasing of our properties and the administration of our other investments.  They will be paid substantial fees for these services, which will reduce the amount of cash available for distribution to limited partners.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

 We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We have cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Financing arrangements involving balloon payment obligations may adversely affect our operations.

Our fixed-term financing arrangements generally require us to make “balloon” payments at maturity.  During the interest only period, the amount of each scheduled payment is less than that of traditional amortizing loans.  The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  The effect of a refinancing or sale could affect the rate of return to unitholders and the projected time of disposition of our assets.  In addition, payments of principal and interest made to service our debts may adversely affect our operations.  Any of these results would have a significant, negative impact on your investment.

Increases in interest rates could increase the amount of our debt payments and adversely affect our operating cash flow.

We borrow money that bears interest at a variable rate.  In addition, from time to time we may pay loans or refinance our properties in a rising interest rate environment.  Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

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

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Our derivative financial instruments may require us to fund cash payments upon the early termination of a derivative agreement caused by an event of default or other early termination event. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. In addition, some of these derivative arrangements may require that we maintain specified percentages of cash collateral with the counterparty to fund potential liabilities under the derivative contract. We may have to make cash payments in order to maintain the required percentage of collateral with the counterparty. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our respective assets and access to capital at the time. Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in the entity’s business.

Lenders may require us to enter into restrictive covenants that may have an adverse effect on our operations.

In connection with obtaining certain financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our operating policies.  Loan documents we enter into may contain customary negative covenants that may limit our ability to further leverage the property, to discontinue insurance coverage, replace our General Partners or impose other limitations.  Any such restriction or limitation may have an adverse effect on our operations.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended, based on exclusions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of acquiring and owning real estate assets or real estate-related assets. We rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries, as well as other exemptions or exclusions.  The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption.  Mortgaged-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in entities that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that may have an adverse impact on the real estate market in general, and we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	ability to collect rent from tenants;

•	increasing vacancy rates or ability to rent space on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Many of the properties that we have acquired using the proceeds of the Offering are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area.  Consequently, because of the lack of geographic diversity among our current assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area.  An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our limited partners.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient working capital reserves, we will have to obtain financing from other sources.  We generally maintain initial working capital reserves of 1% of the contract price of the properties we own.  If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Our Partnership Agreement imposes certain limits on our ability to borrow money.  Any borrowing will require us to pay interest expense, and therefore our financial condition and our ability to pay cash distributions to our limited partners may be adversely affected.

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

We are dependent on tenants for our revenue, and lease terminations could reduce or prevent distributions to our limited partners.

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

We intend to hold the various real properties in which we invest until such time as our General Partners determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future.  Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure limited partners that we will be able to sell our properties at a profit in the future.  Accordingly, the extent to which investors will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

At any one time, a significant portion of our investments could be in one property class.  As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our unitholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure investors that we have acquired properties or will be able allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions, if any.

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

We depend on independent management companies to adequately operate our hotel.  We may not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates).  Thus, even if we believe our hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotel.  We can only seek redress if a management company violates the terms of the applicable management agreement, and then only to the extent of the remedies provided for under the terms of the management agreement.  In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

We have entered into joint ventures with other Behringer Harvard sponsored programs or other third parties having investment objectives similar to ours for the acquisition, development or improvement of properties.  We have also purchased and developed properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Affiliates of our General Partners have sponsored, or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (Behringer Harvard Multifamily REIT”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (Behringer Harvard Mid-Term Value Enhancement Fund”).  Mr. Behringer and his affiliate, Behringer Harvard Advisors I LP (an entity that is under common control with our general partner, Behringer Advisors II), act as general partners of Behringer Harvard Mid-Term Value Enhancement Fund, and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Multifamily REIT and Behringer Harvard REIT II, Inc.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.

If we enter into a joint venture with another Behringer Harvard program or joint venture, our General Partners may have a conflict of interest when determining when and whether to sell a particular real estate property, and limited partners may face certain additional risks.  For example, if we joint venture with a Behringer Harvard real estate investment trust (“REIT”) that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed.  In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets.  In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so.  Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

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

The General Partners and certain of their affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our unitholders.

Our General Partners and certain of their affiliates, including our Property Manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement.  These fees were not negotiated at arm’s length and reduce the amount of cash available for distributions.

These fees could influence our General Partner’s advice to us as well as the judgment of their affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing or enforcing our agreements with our General Partners and their affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management and property management fees payable to our General Partners or their affiliates but also entitle them to real estate commissions;

•	borrowings to refinance properties, which increase the debt financing fees payable to our General Partners;

•
determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the General Partners is reimbursed by us for the related salaries and benefits;

•	whether and when we seek to sell our assets, which sale could entitle our General Partners to real estate commissions.

The fees our General Partners receive in connection with transactions involving the management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our General Partners to recommend riskier transactions to us.

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

Mr. Behringer and certain of the key personnel of Behringer Advisors II are also officers of our property managers, our dealer manager and other affiliated entities.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) the timing and terms of the sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our General Partners, (5) compensation to our General Partners, and (6) our relationship with our dealer manager and property managers.

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

As limited partner, investors will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us.  It is possible that limited partnership units will be allocated taxable income in excess of their cash distributions.  We cannot assure investors that cash flow will be available for distribution in any year.  As a result, investors may have to use funds from other sources to pay their tax liability.

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

Congress has passed major federal tax legislation regarding taxes applicable to recipients of dividends.  One of the changes reduced the tax rate to recipients of dividends paid by corporations to individuals to a maximum of 15%.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, can exceed 50%.

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

We intend to incur indebtedness.  This will cause recharacterization of a portion of our income allocable to tax-exempt investors as UBTI.  Further, in the event we are deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties that is allocable to tax-exempt investors would be characterized as UBTI.  If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question.  A tax-exempt limited partner other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and be required to file tax returns reporting such income.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                  Properties.

As of December 31, 2009, we owned interests in five office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office and shopping/service center properties represent approximately 1.15 million rentable square feet.

As of December 31, 2009, we wholly-owned the following properties:

		Approx. Rentable
Property Name	Location	Square Footage	Description
5050 Quorum	Dallas, Texas	133,799	seven-story office building
Plaza Skillman	Dallas, Texas	98,764	shopping/service center
250/290 John Carpenter Freeway	Irving, Texas	539,000	three-building office complex
Landmark I	Dallas, Texas	122,273	two-story office building
Landmark II	Dallas, Texas	135,154	two-story office building
Cassidy Ridge	Telluride, Colorado	land	development property
Melissa Land	Melissa, Texas	land	land
Bretton Woods	Dallas, Texas	land	developed property

As of December 31, 2009, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

		Approx. Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
1221 Coit Road	Dallas, Texas	125,030	two-story office building	90.00%
Hotel Palomar and Residences	Dallas, Texas	475,000	redevelopment property	70.00%

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Item 3.                  Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                  (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell their units at a time or price acceptable to the limited partner.  Our Partnership Agreement requires that beginning with the fiscal year ended December 31, 2009, the General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.  In 2005 and 2006, we sold two properties and distributed $0.56 per unit with the result being that the estimated value per share thereafter was adjusted from $10.00 to $9.44 to reflect the special distribution of proceeds from those sales.

On January 14, 2010 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner has obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REIT’s and direct participation programs such as ours.  The new estimated valuation per limited partnership unit as of December 31, 2009 is $6.45, adjusted from the previous estimated valuation of $9.44.

In addition to meeting its obligation under the Partnership Agreement, the General Partners understand that this estimated value per unit may be used by (i) broker dealers who have customers who own our limited partnership units to assist in meeting customer account statement reporting obligations under the National Association of Securities Dealers (which is the former name of FINRA) Conduct Rule 2340 as required by FINRA and (ii) fiduciaries of retirement plans subject to the annual reporting requirements of ERISA to assist in the preparation of their reports.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The estimated value per unit does not represent the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our units would trade at on a national securities exchange.

Generally, we do not anticipate selling our assets until we feel it is the right time to dispose of an asset, or we feel that the economy has improved, and we have the opportunity to realize additional value.  Our general partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  Therefore, as we have previously disclosed, we will not be liquidated in our original estimated time frame, but rather in a time frame that our general partners believe will provide more value to limited partners.

Unit Redemption Program

The General Partners terminated our unit redemption program on December 31, 2006 and currently have no intention of re-instituting the program.

Holders

As of March 19, 2010, we had 10,803,839 limited partnership units outstanding that were held by a total of approximately 4,200 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, if cash distributions are made, the Partnership Agreement requires that such cash distributions be made at least quarterly.  We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10.00 per unit.  We record all distributions when declared.  We have paid special distributions of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return were based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.

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

The following are the distributions declared during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Fourth Quarter	$-	$771
Third Quarter	-	771
Second Quarter	762	763
First Quarter	755	763
	$1,517	$3,068

Recent Sales of Unregistered Securities

None.

Item 6.                  Selected Financial Data.

We had ownership interests in ten properties as of December 31, 2009 and 2008.  As of December 31, 2007 and 2006 we had ownership interests in eleven properties and ownership interests in twelve properties at December 31, 2005.  Our most recent acquisitions were in July 2005.  We sold 4245 N. Central on September 30, 2008 and the Woodall Rodgers Property on July 24, 2006.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected data below as of and for each of the five years in the period ended December 31, 2009 has been derived from our financial statements (in thousands, except per unit amounts).

	2009	2008	2007	2006	2005

Total assets	$203,009	$199,918	$225,281	$233,364	$180,577

Notes payable	$156,024	$153,987	$145,637	$135,304	$78,307
Other liabilities	12,589	10,740	10,264	15,143	6,416
Partners' capital	36,513	34,874	66,971	76,533	88,727
Noncontrolling interest	(2,117)	317	2,409	6,384	7,127
Total liabilities and equity	$203,009	$199,918	$225,281	$233,364	$180,577

	2009	2008	2007	2006	2005
Total revenues	$21,682	$28,217	$37,048	$18,574	$11,409

Gain (loss) on sale of assets	-	(2)	-	-	1,096

Loss from continuing operations	(15,474)	(32,887)	(16,500)	(5,721)	(747)
Income (loss) from discontinued operations	2	1,184	(771)	1,483	(475)
Net loss	(15,472)	(31,703)	(17,271)	(4,238)	(1,222)

Net loss attributable to noncontrolling interest	2,434	1,159	3,811	1,150	100
Net loss attributable to the Partnership	$(13,038)	$(30,544)	$(13,460)	$(3,088)	$(1,122)

Basic and diluted net loss per limited partnership unit	$(1.21)	$(2.83)	$(1.25)	$(0.28)	$(0.10)

Distributions declared per limited partnership unit	$0.14	$0.28	$0.28	$0.76	$0.40

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Overview

During 2009 as in 2008, the U.S. and global economies experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Consequently, we believe that overall demand across most real estate sectors will continue to remain low and that rental rates will remain weak through at least the first half of 2010.  The national vacancy percentage for office space continued to increase during 2009.  In addition, the hospitality industry continues to be negatively affected by the current economic recession.  In addition to reduced occupancy, the national Average Daily Rate (“ADR”) has declined as compared to the prior year and we expect that Hotel Palomar will continue to experience lower ADR in the near future.

Nine of our real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth metropolitan area. This market and Texas in general have historically been more resistant to recessionary trends than much of the nation.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many other markets.  According to a recent study by the Brookings Institute, a public policy think tank in Washington, D.C., the Dallas-Fort Worth metropolitan area had one of the strongest economies in the nation during the last quarter of 2009.  The Dallas-Fort Worth area is expected to experience modest leasing volume in 2010.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result of the current economy, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.  Given current market conditions, we anticipate that this investment program’s life will extend beyond its original anticipated liquidation date.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which includes the consolidation of variable interest entities (“VIE’s’) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

In evaluating our real estate for impairment, management uses appraisals and makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

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

Results of Operations

Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

We had ownership interests in ten properties as of December 31, 2009 and 2008.  All investments in partnerships and joint ventures were consolidated with and into our accounts as of December 31, 2009 and 2008.  The operations of 4245 N. Central, which was sold on September 30, 2008, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  The single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  The lease at Landmark I expired March 31, 2008 and the lease at Landmark II expired in May 2008.  We executed a long-term direct lease for approximately 90,000 rentable square feet of Landmark I to a tenant who had previously subleased the space.  Both 1221 Coit Road and Landmark II remained vacant during the twelve months ended December 31, 2009.  During 2009 and 2008, the U.S. housing market and related condominium sector continued to decline.  As a result, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As of December 31, 2009, we had leased approximately 81% of the units available for leasing.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2009 and 2008 totaled $9.0 million and $12.3 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the year ended December 31, 2009 is primarily the result of the loss of the single tenant leases at 1221 Coit Road and Landmark II.  Rental revenue for the year ended December 31, 2008 includes an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.  Management expects rental revenue to remain relatively flat unless we are able to quickly lease-up space that is currently unoccupied.  We currently have approximately 13,000 leased rentable square feet set to expire during the year ended December 31, 2010.

Hotel Revenue. Hotel revenue for the years ended December 31, 2009 and 2008 was $12.4 million and $15.1 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar and Residences.  The continuing economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve until the overall U.S. economy experiences sustained growth and lodging demand increases.

Real Estate Inventory Sales Revenue. Real estate inventory sales revenue of $0.3 million for the year ended December 31, 2009 was comprised of the sale of a developed land lot at Bretton Woods.   Real estate inventory sales revenue of $0.8 million for the year ended December 31, 2008 was comprised of the sale of condominiums located at Hotel Palomar and Residences.

During 2009, the U.S. housing market continued its nationwide downturn that began in 2006 as a result of high inventory levels, weak consumer confidence and lower levels of mortgage financing available to consumers.  These factors contributed to weakened demand for new homes and slower than expected sales.  If these conditions continue to exist, we will continue to experience slow sales of our real estate inventory in the future.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2009 and 2008 were $16.3 million and $18.7 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The decreased property operating expenses for year ended December 31, 2009 was primarily due to decreased occupancy at Hotel Palomar and the write-off of accounts receivable in 2008 associated with the single-tenant lease termination at 1221 Coit Road and receivables from CompUSA on its leases at Landmark I and II.  Additionally, we were able to reduce property expenses by consolidating certain services across our portfolio.  Without leasing-up available space, we expect property operating expenses to remain relatively constant.

Inventory Valuation Adjustment. The inventory valuation adjustment for the years ended December 31, 2009 and 2008 were $0.5 million and $16.8 million, respectively.  The inventory valuation adjustment for the year ended December 31, 2009 was composed of non-cash adjustments related to the luxury homes constructed at Bretton Woods.  During the year ended December 31, 2008, we recognized non-cash adjustments of $14.9 million to reduce the carrying value of condominiums at Hotel Palomar and Residences and $1.9 million to reduce the carrying value of developed land lots at Bretton Woods to their estimated fair value.  During 2009 as in 2008, the housing market and related condominium sales have experienced difficult conditions including high inventory levels, tightening of the credit market, rising foreclosures and weak consumer confidence.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense for the years ended December 31, 2009 and 2008 was $6.8 million and $8.0 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The decrease in interest expense for the year ended December 31, 2009 is primarily the result of the decrease in variable interest rates associated with our loans.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  Interest costs for construction of the speculative homes at Bretton Woods were capitalized until construction was completed during the quarter ended June 30, 2009.  For the year ended December 31, 2009, we capitalized interest costs of $1.3 million for Cassidy Ridge and $54,000 for Bretton Woods.  For the year ended December 31, 2008, we capitalized interest costs of $1.0 million for Cassidy Ridge and $0.2 million for Bretton Woods.  Interest expense for the years ended December 31, 2009 and 2008 includes the reclassification of approximately $0.7 million and $0.2 million, respectively, of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets have experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2009 and 2008 were $2.6 million and $3.8 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the year ended December 31, 2009 is primarily due to a refund of 2008 property taxes and a reduction of 2009 assessed tax valuations.  Without successful appeals of future property tax valuations, we expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2009 and 2008 were $1.8 million and $1.9 million, respectively.  We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2009 and 2008 were $1.6 million and $1.4 million, respectively.  General and administrative expenses were comprised of auditing fees, advisor administrative services, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expense of $0.3 million for the year ended December 31, 2009.  The increase for the year ended December 31, 2009 is primarily the result of additional auditing costs and an increase in tax preparation fees.  We expect general and administrative expenses to remain relatively constant in the near future.

Advertising Costs. Advertising costs for the years ended December 31, 2009 and 2008 were $0.3 million and $0.5 million, respectively.  Management expects future advertising costs to remain relatively unchanged until we begin a marketing campaign for the condominiums at Cassidy Ridge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $6.4 million and $8.3 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.  The decrease in depreciation and amortization expense during the year ended December 31, 2009 is primarily due to accelerated amortization of lease intangibles associated with the termination and expiration of leases during the year ended December 31, 2008.

Cost of Real Estate Inventory Sales. Cost of real estate inventory sales for the year ended December 31, 2009 was $0.3 million and was comprised of the costs associated with the sale of developed land, including selling costs, at Bretton Woods.  Cost of real estate inventory sales for the year ended December 31, 2008 was $0.7 million and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments for the years ended December 31, 2009 and 2008 was $0.5 million and $0.9 million, respectively.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the years ended December 31, 2009 and 2008 was $2.4 million and $1.2 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Income (loss) from Discontinued Operations. Income from discontinued operations for the years ended December 31, 2009 and 2008 represent activity for 4245 N. Central which was sold on September 30, 2008.  Amounts for the year ended December 31, 2009 represent final settlements related to operations of the property.

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

We had ownership interests in ten properties as of December 31, 2008 and eleven properties as of December 31, 2007.  All investments in partnerships and joint ventures were consolidated with and into our accounts as of December 31, 2008 and 2007.  The operations of 4245 N. Central, which was sold on September 30, 2008, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  Additionally, the single tenant at 1221 Coit Road terminated its lease, which was set to expire on March 31, 2013, effective March 31, 2008.  CompUSA, Inc., a retailer of consumer electronics, leased 100% of Landmark I and Landmark II.  The lease at Landmark II expired March 31, 2008 and the lease at Landmark I expired in May 2008.  We executed a long-term direct lease for approximately 90,000 rentable square feet or approximately 74% of Landmark I to a tenant who had previously subleased the space.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2008 and 2007 totaled $12.3 million and $12.9 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the year ended December 31, 2008 was primarily the result of the loss of the single tenant leases at Landmark I and Landmark II, partially offset by the new lease at one of those properties.  Rental revenue for the year ended December 31, 2008 also included an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.

Hotel Revenue. Hotel revenue for the years ended December 31, 2008 and 2007 was $15.1 million and $15.9 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar and Residences.

Real Estate Inventory Sales Revenue. Real estate inventory sales revenue for the years ended December 31, 2008 and 2007 was $0.8 million and $8.2 million, respectively, and was comprised of the sales of condominiums located at Hotel Palomar and Residences.  We completed construction of seventy-one units during the first quarter of 2007 and recognized revenue from the sale of a number of them during the years ended December 31, 2008 and 2007.  During 2008 and 2007, the U.S. housing market continued its nationwide downturn that began in 2006.  The housing market experienced an oversupply of new and existing homes available for sale, reduced availability and stricter terms of mortgage financing, deteriorating conditions in the overall economy and rising unemployment.  These factors contributed to weakened demand for new homes and slower than expected sales.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2008 and 2007 were $18.7 million and $17.3 million, respectively.  Property operating expenses for the years ended December 31, 2008 and 2007 were comprised of expenses related to our daily operation.  The increase in property operating expenses for the year ended December 31, 2008 was primarily due to the write-off of accounts receivable associated with the early termination of the single tenant lease at 1221 Coit Road and receivables from CompUSA on its leases at Landmark I and Landmark II.  We also incurred utility costs which were previously paid directly by the tenants who vacated these properties.

Inventory Valuation Adjustment. The inventory valuation adjustment for the years ended December 31, 2008 and 2007 was $16.8 and $2.4 million, respectively, and was comprised of non-cash adjustments related to our condominium inventory at Hotel Palomar and Residences and developed land lots at Bretton Woods.  During 2008 and 2007, the housing market and related condominium sales experienced difficult conditions including high inventory levels, tightening of the credit market and deteriorating conditions in the overall economy.  As a result of our evaluations and the economic conditions, we recognized adjustments of $14.9 million and $2.1 million for the years ended December 31, 2008 and 2007, respectively, to reduce the carrying value of condominiums at Hotel Palomar and Residences.  We also recognized adjustments of $1.9 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, to reduce the carrying value of developed land lots at Bretton Woods to their estimated fair value.

Interest Expense. Interest expense for the years ended December 31, 2008 and 2007 was $8.0 million and $9.7 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The decrease in interest expense for the year ended December 31, 2008 is primarily the result of the decrease in variable interest rates associated with our notes payable.  As of December 31, 2008, approximately $103.7 million of the outstanding balance of our notes payable of $154.0 million had variable interest rates.  Interest costs for the development of Cassidy Ridge and the construction of homes at Bretton Woods continued to be capitalized until completion of these projects.  For the year ended December 31, 2008, we capitalized interest costs of approximately $1.2 million associated with the development of Cassidy Ridge and Bretton Woods to real estate inventory.  For the year ended December 31, 2007, we capitalized interest costs of approximately $1.8 million associated with the development of Hotel Palomar and Residences, Cassidy Ridge and Bretton Woods to real estate inventory.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2008 and 2007 were $3.8 million and $3.6 million, respectively, and were comprised of real estate taxes from each of our properties.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2008 and 2007 were $1.9 million and $1.0 million, respectively.  Asset management fees of approximately $0.9 million were waived by Behringer Advisors II for the year ended December 31, 2007.  No asset management fees were waived for the year ended December 31, 2008.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2008 and 2007 were $1.4 million and $0.9 million, respectively.  General and administrative expenses were comprised of auditing fees, advisor administrative services, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase for the year ended December 31, 2008 was primarily the result of reimbursement to our advisor for administrative services of $0.3 million as well as legal and printing costs incurred for our special meeting of unitholders.

Advertising Costs. Advertising costs for the year ended December 31, 2008 was $0.5 million.  Advertising costs for the year ended December 31, 2007 were $2.4 million and included higher advertising costs for Hotel Palomar and Residences.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $8.3 million and $8.4 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.

Cost of Real Estate Inventory Sales. Cost of real estate inventory sales for the years ended December 31, 2008 and 2007 were $0.7 million and $7.9 million, respectively, and was comprised of the costs associated with the sale of condominiums, including selling costs, located at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments for the year ended December 31, 2008 was $0.9 million.  We entered into an amended interest rate swap in October 2008 that was an economic hedge against the variability of future interest rates on variable interest rate borrowings.  The amended swap agreement was not designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap were recognized in current earnings.  We marked the interest rate swap to its estimated fair value as of each balance sheet date.  However, the original swap entered into in September 2007 was designated as a cash flow hedge, with all changes recorded in accumulated comprehensive loss.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the years ended December 31, 2008 and 2007 was $1.2 million and $3.8 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Income (loss) from Discontinued Operations. Income (loss) from discontinued operations for the years ended December 31, 2008 and 2007 represent activity for 4245 N. Central which was sold on September 30, 2008.

Cash Flow Analysis

Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

Cash used in operating activities for the year ended December 31, 2009 was $17.2 million and was comprised primarily of the net loss of $15.5 million, adjusted for depreciation and amortization of $7.6 million and inventory valuation adjustments of $0.5 million and the increase in real estate inventory of $9.9 million, which was primarily composed of development of the condominiums at Cassidy Ridge.  Cash used in operating activities for the year ended December 31, 2008 was $15.1 million and was comprised primarily of the net loss of $31.7 million, adjusted for depreciation and amortization of $9.5 million and inventory valuation adjustments of $16.8 million, the change in real estate inventory of $6.3 million, changes in working capital accounts of $1.9 million and the gain on sale of discontinued operations of $1.6 million.

Cash used in investing activities for the year ended December 31, 2009 was $0.4 million and was primarily comprised of capital expenditures for real estate of $0.5 million.  Cash provided by investing activities for the year ended December 31, 2008 was $9.4 million and was primarily comprised of proceeds from the sale of 4245 N. Central of $10.1 million.

Cash provided by financing activities was $14.9 million in 2009 versus $5.3 million in 2008.  For the year ended December 31, 2009, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $17.1 million, partially offset by $1.8 million of distributions to our limited partners.  For the year ended December 31, 2008, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $8.4 million, partially offset by $3.1 million of distributions to our limited partners.

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

Cash used in operating activities for the year ended December 31, 2008 was $15.1 million and was comprised primarily of the net loss of $31.7 million, adjusted for depreciation and amortization of $9.5 million and inventory valuation adjustments of $16.8 million, the change in real estate inventory of $6.3 million, changes in working capital accounts of $1.9 million and the gain on sale of discontinued operations of $1.6 million.  Cash used in operating activities for the year ended December 31, 2007 was $16.0 million and was comprised primarily of the net loss of $17.3 million, adjusted for depreciation and amortization of $10.8 million and changes in working capital accounts of $8.8 million.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2.0 million at December 31, 2009.  Our principal demands for funds will be for the payment of capital improvements, operating expenses and for the payment of our outstanding indebtedness.  Generally, these cash needs are currently expected to be met from borrowings and proceeds from the disposition of properties, as set forth in more detail below.

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

Distributions paid in the years ended December 31, 2009 and 2008 were approximately $1.8 million and $3.1 million, respectively.  The decrease in distributions paid for year ended December 31, 2009 is due to the discontinuance of monthly distributions beginning with the 2009 third quarter.  For the years ended December 31, 2009 and 2008, we had negative cash flow from operating activities of approximately $17.2 million and $15.1 million, respectively.  Accordingly, cash amounts distributed to our limited partners for each of the years ended December 31, 2009 and 2008 exceeded cash flow from operating activities, which differences were funded from our borrowings.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of December 31, 2009, of our $156.0 million in debt, $97.8 million is subject to variable interest rates, excluding those notes subject to minimum interest rates, $38.0 million of which is effectively fixed by an interest rate swap agreement. As of December 31, 2009, $32.1 million of principal payments and notes payable matures within the next twelve months.   We are working with lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  Of that amount, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We were able to restructure or extend approximately $108.0 million of our loan agreements during the year ended December 31, 2009.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.  As a result, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Given current market conditions, however, we anticipate that the life of this investment program will extend beyond its original anticipated liquidation date.

Our 30% noncontrolling partner previously entered into multiple loan agreements with Behringer Harvard Mockingbird Commons LLC (“Mockingbird Commons Partnership”), an entity in which we have a 70% direct and indirect ownership interest, totaling $1.3 million.  All of these loans are unsecured, subordinate to payment of any mortgage debt and matured prior to December 31, 2009.  Interest rates under the loan agreements ranged from 6% to 12%.  Nonpayment of the outstanding balances due and payable on the maturity dates of the loan agreements constitute an event of default.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  We believe that we are in compliance with all other covenants under these loan agreements.

On July 16, 2007, we entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million for development of the land at Bretton Woods.  Proceeds from the loan were used to completely pay down an existing loan with the Frost National Bank.  The loan matured on July 15, 2009.  On October 9, 2009, we entered into a modification agreement with Citibank, N.A., effective July 15, 2009, whereby the maturity date was extended to July 15, 2011.  The interest rate under the modification agreement is the Prime rate plus two percent (2.0%) per annum, subject to a minimum interest rate of six percent (6.0%).  A principal payment of $0.7 million was made upon closing of the loan modification agreement.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $1.3 million at December 31, 2009.

On July 29, 2009, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan to July 29, 2012.  The interest rate under the amended loan agreement is the Prime rate plus one-half percent (0.5%) per annum, but subject to a floor of 5.5% per annum.  The amended agreement requires monthly payments of principal in the amount of $10,000, together with all accrued but unpaid interest, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $1.7 million at December 31, 2009.

On October 28, 2009, the Mockingbird Commons Partnership entered into the Third Amendment to Note and Construction Agreement (“Mockingbird CULS Loan Agreement”) with Credit Union Liquidity Services, LLC f/k/a Texans Commercial Capital, LLC (“CULS”), effective October 1, 2009.  The Mockingbird Commons Partnership entered into a promissory note to CULS on October 4, 2005, whereby it was permitted to borrow up to $34 million to construct luxury high-rise condominiums.  The Mockingbird CULS Loan Agreement, among other things, extended the maturity date of the loan from October 1, 2009 to October 1, 2011 and permits leasing of the residential condominium units pending their ultimate sale.  In addition, the loan agreement required a principal payment of $0.2 million, which was paid at closing from proceeds provided by borrowings from the Fourth Amended BHH Loan, and an additional principal payment of at least $3.0 million on or before September 30, 2010.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on October 1, 2011.  The Mockingbird CULS Loan Agreement bears interest at the Prime rate plus one percent (1.0%).  In addition, the borrower was also required to deposit $0.3 million quarterly into a deposit account for the benefit of CULS, up to a total of $1.2 million.  We have deposited $0.6 million of the $1.2 million as of March 19, 2009.  These amounts are pledged as additional collateral for the loan.  The outstanding balance of the Mockingbird CULS Loan Agreement was $25.0 million at December 31, 2009.

We have guaranteed payment of the obligation under the Mockingbird CULS Loan Agreement in the event that, among other things, the Mockingbird Commons Partnership becomes insolvent or enters into bankruptcy proceedings. In addition, the guaranty agreement assigns a second lien position on the Cassidy Ridge Property to CULS in the amount of $12.6 million as additional security to the Mockingbird CULS Loan Agreement and requires we maintain a minimum net worth.

Additionally, on October 28, 2009, Behringer Harvard Mountain Village, LLC (“Cassidy Ridge Borrower”), our wholly-owned subsidiary, entered into the Second Modification Agreement (“Cassidy Ridge Loan Agreement”) with CULS, an unaffiliated third party, effective October 1, 2009.  The modification was entered into to permit the second lien position as additional security for the Mockingbird CULS Loan Agreement.  On September 25, 2008, the Cassidy Ridge Borrower entered into a promissory note payable to CULS, pursuant to which they were permitted to borrow a total principal amount of $27.7 million.  As of December 31, 2009, total borrowings under the loan agreement were approximately $10.8 million.  The maturity date of the Cassidy Ridge Loan Agreement remains October 1, 2011 and the interest rate continues to be equal to the greater of the Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011, with a final payment of the outstanding principal and unpaid accrued interest due on the maturity date.

We have guaranteed payment of the obligation under the Cassidy Ridge Loan Agreement in the event that, among other things, the Cassidy Ridge Borrower becomes insolvent or enters into bankruptcy proceedings.  In addition, the guaranty agreement waives all prior failure to comply with certain covenants and establishes new covenants on our part.  Specifically, the guaranty agreement removes a liquidity covenant and adds a net worth covenant.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings (“Amended BHH Loan”), pursuant to which we may borrow a maximum of $40.0 million.  The outstanding principal balance under the Amended BHH Loan as of December 30, 2009 was $28.9 million.  On December 31, 2009, Behringer Holdings forgave $15.0 million of principal borrowings and all accrued interest thereon which has been accounted for as a capital contribution by our General Partners.  After forgiveness of the $15.0 million in borrowings, the outstanding balance of the loan was $13.9 million at December 31, 2009.   Borrowings under the Amended BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead. The Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is November 13, 2012.

While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require this liquidity support from our sponsor during 2010.  Our sponsor, subject to their approval, may make available to us additional funds under the Fourth Amended BHH Loan through 2010, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On December 22, 2009, the Mockingbird Commons Partnership entered into the Second Amendment Agreement (the “Loan Agreement”) with Bank of America, N.A. (“Bank of America”), effective December 21, 2009.  The Loan Agreement, among other things, extends the maturity date of the loan from September 6, 2010 to December 21, 2012 with options to extend the maturity date for two periods of twelve months each if certain conditions are met and removes certain financial covenants.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on December 21, 2012.  Amounts outstanding under the Loan Agreement will continue to bear interest at the 30-day London Interbank Offer Rate (“LIBOR”) plus one and three-fourths percent (1.75%) until September 1, 2010, at which time the interest rate will increase to LIBOR plus three and one-half percent (3.5%).  The outstanding principal balance of the Loan Agreement was approximately $41.2 million at December 31, 2009.

We have guaranteed payment of the obligation under the Loan Agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings.  Borrowings under the Loan Agreement are secured by Hotel Palomar.  We are also guarantor of the Revolver Agreement (as referenced below) and have assigned a second lien position in the 250/290 Carpenter Property (as referenced below) to the Lender as additional security to the Loan Agreement.

In addition, on December 22, 2009, we entered into the Fifth Amendment to the Credit Agreement (the “Revolver Agreement”) with Bank of America, effective October 30, 2009.  The Revolver Agreement, among other things, extends the maturity date of borrowings under the loan agreement from October 30, 2009 to December 21, 2012 with options to extend the maturity date for two periods of twelve months each if certain conditions are met and removes certain financial covenants.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on December 21, 2012.  Amounts outstanding under the Revolver Agreement will continue to bear interest at LIBOR plus three and one-half percent (3.5%).  The outstanding principal balance under the Revolver Agreement was $9.7 million at December 31, 2009.

In April 2005, we acquired a three-building office complex containing approximately 539,000 rentable square feet located on approximately 15.3 acres of land in Irving, Texas, a suburb of Dallas, Texas (the “250/290 Carpenter Property”) through our direct and indirect partnership interests in Behringer Harvard 250/290 Carpenter LP (the “Carpenter Partnership”).  We have guaranteed payment of the obligation under the Revolver Agreement.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, as noted above, we have assigned Bank of America a second lien position in the 250/290 Carpenter Property as additional security for the Loan Agreement.

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

We were not in compliance with a liquidity covenant under the 1221 Coit Road Loan Agreement at December 31, 2009.  We have received a waiver from the lender waiving any failure to comply with the liquidity covenant at December 31, 2009.  Additionally, we did not make the full required mortgage payments on the Plaza Skillman Loan due for the months of December 2009 and January 2010.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the outstanding principal balance was approximately $9.4 million at December 31, 2009.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender may accelerate maturity with all unpaid interest and principal immediately due and payable.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.

We believe that we were in compliance with all other debt covenants under our loan agreements at December 31, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the years ended December 31, 2009, 2008 and 2007 are presented below (in thousands).

	2009	2008	2007

Total revenues	$21,682	$28,217	$37,048

Operating expenses
Property operating expenses	16,284	18,744	17,340
Real estate taxes, net	2,592	3,808	3,590
Property and asset management fees	1,789	1,853	988
Advertising costs	255	502	2,382
Cost of real estate inventory sales	263	661	7,910
Less: Asset management fees	(910)	(933)	-
Total operating expenses	20,273	24,635	32,210

Net operating income	$1,409	$3,582	$4,838

Reconciliation to Net loss
Net operating income	$1,409	$3,582	$4,838

Less: Depreciation and amortization	(6,447)	(8,272)	(8,417)
General and administrative expenses	(1,550)	(1,442)	(925)
Interest expense, net	(6,770)	(8,025)	(9,745)
Asset management fees	(910)	(933)	-
Inventory valuation adjustment	(541)	(16,790)	(2,444)
Provision for income taxes	(199)	(200)	(175)
Add: Interest income	26	78	368
Loss on sale of assets	-	(2)	-
Loss on derivative instruments, net	(492)	(883)	-
Income (loss) from discontinued operations	2	1,184	(771)

Net loss	$(15,472)	$(31,703)	$(17,271)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2009, 2008 and 2007 are presented below (in thousands):

	2009	2008	2007

Net loss	$(15,472)	$(31,703)	$(17,271)
Net loss attributable to noncontrolling interest	2,434	1,159	3,811

Adjustments
Real estate depreciation (1)	5,799	5,119	4,565
Real estate amortization (1)	619	2,745	3,355
Inventory valuation adjustment (1)	541	12,321	1,740
Gain on sale of discontinued operations (1)	-	(1,008)	-
Debt service, net of amounts capitalized (1)	(5,068)	(6,406)	(7,258)
Capital improvements (1)(2)	(558)	(1,542)	(12,553)
Net cash from operations	$(11,705)	$(19,315)	$(23,611)

(1)	This represents our ownership portion of the properties that we consolidate.

(2)	Amounts include building improvements, tenant improvements and furniture and fixtures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2009, and outlines expected future payments to be made under such obligations and commitments (in thousands):

	Payments due by period
	Totals	2010	2011	2012	2013	2014
Notes payable (1)	$155,774	$32,122	$57,397	$66,255	$-	$-
Capital lease	119	66	53	-	-	-
Interest	14,280	7,160	4,568	2,552	-	-
Total	$170,173	$39,348	$62,018	$68,807	$-	$-

 (1)  Excludes unamortized premium of $0.3 million.

Other Behringer Harvard Programs

As discussed elsewhere herein, the current economic crisis which began with the collapse of residential subprime credit markets and continued through an overall crisis in, and freeze of, the credit markets toward the end of 2008, followed by unemployment and economic declines unprecedented in the last 70 years, has had severely negative effects across substantially all commercial real estate. As the industry has been affected, just as we have been adversely affected, other Behringer Harvard-sponsored investment programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market.  These economic conditions have adversely affected the financial condition of many of these programs’ tenants and lease guarantors, resulting in tenant defaults or bankruptcies.  Further, lowered asset values, as a result of declining occupancies, reduced rental rates, and greater tenant concessions and leasing costs, have reduced investor returns in these investment programs because these factors not only reduce current return to investors but also negatively impact the ability of these investment programs to refinance or sell their assets and to realize gains thereon.  In response to these economic stresses, these investment programs have altered their overall strategies from acquisition and growth to focusing on capital conservation, debt extensions and restructurings, reduction of operating expenses, and management of lease renewals, re-tenanting, declining occupancies and rental rates and increases in tenant concessions and leasing costs.  Identified and described in detail below are certain consequences of the current economic environment affecting certain characteristics of these other investment programs.

In response to these economic stresses, like us, these Behringer Harvard-sponsored investment programs have altered their overall strategies from acquisition and growth to focusing on capital conservation, debt extensions and restructurings, reduction of operating expenses, and management of lease renewals and retenanting, declining occupancies and rental rates, and increases in tenant concessions and leasing costs.  Identified and described below are trends regarding the consequences of the current economic environment affecting certain characteristics of these other investment programs.  These trends provide additional information as to the consequences of the current economic conditions on real estate investment programs of the type sponsored by Behringer Harvard, many of which consequences currently or in the future may affect us.

Distributions and Redemptions.  Behringer Harvard Mid-Term Value Enhancement Fund I has paid, and continues to pay, monthly distributions at a 6% annualized rate (all distribution rate calculations herein assume a per unit or share purchase price of $10.00 reduced for capital distributions arising from sales of assets).  While portfolio liquidation has been delayed because of current economic challenges, Behringer Harvard Mid-Term Value Enhancement Fund is at the stage where it is operating with a view to provide capital returns to its investors through the sale of its assets, and it has entered into a contract to sell one of the five buildings currently included in its portfolio.  If that sale is consummated, the general partners currently anticipate distributing the net proceeds of the sale to the limited partners and would also consider reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher operating costs relative to revenues.

Behringer Harvard Opportunity REIT I has maintained its 3% annualized rate, but moved from monthly to quarterly distributions.  Behringer Harvard REIT I lowered its annualized distribution rate from 6.5% to 3.25% in connection with its monthly distributions beginning in April 2009.  Behringer Harvard Opportunity REIT I, Behringer Harvard REIT I, and Behringer Harvard Mid-Term Value Enhancement Fund I have each indicated that their focus in the current environment is on capital preservation and that they may reduce their distribution rates or cease paying distributions.

In March 2009, to conserve capital, Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I suspended their share redemption programs except for redemptions requested by shareholders by reason of death, disability, or confinement to long-term care.  Behringer Harvard REIT I further limited such redemptions to no more than $10 million for the 2010 fiscal year.  Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I may further limit or suspend redemptions.  In connection with the announcement of its intention to enter its portfolio liquidation phase in December 2006, Behringer Harvard Mid-Term Value Enhancement Fund I terminated its redemption plans (as well as its distribution reinvestment plan).

The recession has also negatively impacted the operating performance of Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I.  Cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of their properties.  As a result, a portion of the net cash required for distributions and capital expenditures of these REITs was funded from their cash on hand, including proceeds from their offerings and/or borrowings.

Estimated Valuations.  Behringer Harvard Mid-Term Value Enhancement Fund announced its estimated valuation as of December 31, 2009 of $7.09 per limited partner unit.  Behringer Harvard Opportunity REIT I announced estimated valuations of its common stock of $8.17 per share as of June 30, 2009 and $8.03 as of December 31, 2009.  Each of these units and shares were originally sold in their best efforts public offerings for a gross offering price of $10.00.  Behringer Harvard REIT I intends to announce an estimated valuation of its common stock as of June 30, 2010 that it expects to be less than the gross offering price of $10.00 per share at which shares were originally offered on a primary basis in its public offerings.

As with any valuation methodology, the methodologies used by the Behringer Harvard sponsored investment programs utilize a number of estimates and assumptions.  Parties using different assumptions and estimates could derive a different estimated value and these differences could be significant.  The estimated values per share or unit were adopted pursuant to the specific valuation policies of these investment programs and do not represent the fair value of the shares or units calculated in accordance with GAAP or the price at which such shares or units would trade on a national securities exchange.  The valuation policies and the announcements of estimated values for these programs should be reviewed for additional information and limitations.

Waiver of Fees and Expenses.  Behringer Holdings and its affiliates have from time to time, voluntarily when it has perceived circumstances to warrant it, waived fees and expenses due from their sponsored investment programs.  In 2009, Behringer Harvard Holdings entities waived asset management fees of approximately $7.5 million owed by Behringer Harvard REIT I, asset management fees and reimbursement of operating expenses of $70,000 and $187,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund I LP (a privately offered program), and asset management fees and reimbursement of operating expenses of $172,000 and $161,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund II LP (also a privately offered program).  In addition, Behringer Holdings entities waived property management oversight fees of approximately $161,000 owed by Behringer Harvard Strategic Opportunity Fund II LP.  There is no assurance that Behringer Holdings or its affiliated entities will waive or defer fees or expenses due from its sponsored investment programs in the future.

Impairments.  Under GAAP, Behringer Harvard sponsored investment programs consider the applicability of any financial statement impairments of the assets that they own.  As a result of adverse economic conditions beginning in 2008 and continuing through 2009, Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I have taken impairments of approximately $19.4 million and approximately $21.1 million, respectively, during the fiscal year ended December 31, 2008 and approximately $15.5 million and approximately $259.1 million, respectively, during the fiscal year ended December 31, 2009.  In addition, Behringer Harvard Opportunity REIT I has made mezzanine loans to develop two multifamily communities, which Behringer Harvard Opportunity REIT I has determined meet the criteria of “variable interest entities” under GAAP.  Therefore, Behringer Harvard Opportunity REIT I consolidates these entities, including the related real estate assets and third party construction financing, on its financial statements.  As of December 31, 2009, the outstanding principal balance of these mezzanine loans was approximately $22.7 million plus accrued interest, which was eliminated upon consolidation.  As of December 31, 2009, Behringer Harvard Opportunity REIT I believes that all of the amounts due under the mezzanine loans may not be collectible and, to the extent that it would in the future deconsolidate the investments, it would recognize an impairment of the mezzanine loans.

Financings.  The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, have created a severe lack of credit, rising costs of any debt that is available and reluctance by lenders to lend as large a percentage of debt to equity than in prior periods.  These market disruptions have adversely affected all of the Behringer Harvard investment programs that substantially completed their equity offerings at or prior to the end of 2008 (except Behringer Harvard Mid-Term Value Enhancement Fund I which incurred no debt).  These investment programs have experienced property loan maturities that have not been refinanced or that have been refinanced at reduced values requiring additional collateral or equity and/or at higher interest rates or loan defaults related to certain of their assets.  These programs are working with their lenders to replace, extend, or restructure debt arrangements as they mature or to purchase or payoff the debt at discounted amounts.  To date, these investment programs have had success in these activities, though in respect of two assets where it was unable to negotiate a satisfactory restructuring or debt purchase, Behringer Harvard REIT I has allowed the mortgage lenders to foreclose or take the related property in lieu of foreclosure.  These investment programs each intend to continue with their efforts to manage their debt arrangements to preserve value for their investors but there is no assurances that they will be able retain all of their assets as mortgage loans mature.

Sponsor Activities.  Behringer Holdings entities have also, voluntarily and in circumstances where a short term need for liquidity has been deemed by them to be advisable, provided loans to certain Behringer Harvard-sponsored investment programs, including Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP.  The outstanding principal balance of these loans as of December 31, 2009 was approximately $10.8 million and $13.2 million, respectively.  Behringer Harvard Holdings has also leased vacant space at certain of its TIC Programs discussed below.  There is no assurance that Behringer Harvard Holdings or its affiliated entities will engage in such activities with respect  to its sponsored investment programs in the future.

 Co-Investor Arrangements.  Behringer Holdings sponsored private offerings from 2003 through 2005 for eight single asset co-investment arrangements structured as tenant-in-common programs (“TIC Programs”).  Behringer Harvard Strategic Opportunity Fund I LP sponsored one TIC Program.  As of December 31, 2009, Behringer Harvard REIT I had acquired all TIC interests where it had been the largest TIC owner in four TIC Programs and remained the largest tenant-in-common investor in two TIC Programs.  Behringer Harvard Strategic Opportunity Fund I LP owns a tenant-in-common interest in the one TIC Program it sponsored, and the remaining TIC Program is owned by tenant-in-common investors with a small interest owned by Behringer Holdings.  The remaining TIC Program sold its property in 2008.

Investors in five of the TIC Programs received a positive total return on their investment including investors in one TIC Program who received a total return above what was projected in its private placement offering memorandum.  In general, the recession has adversely affected the operating performance of the remaining four TIC Programs.  One of the TIC Programs is underperforming relative to projections substantially due to representations made by the seller and its agents related to its operating expenses and revenues that Behringer Holdings believes to be false.  Behringer Holdings is currently engaged in a lawsuit where it has received settlements for the TIC investors while it remains in dispute with the former on-site property manager.  The tenant-in-common investors have received substantial settlement consideration and are no longer party to this suit.

Several Behringer Harvard sponsored investment programs have made portfolio investments under co-investment arrangements, generally as partnerships.  Certain of these co-investors have threatened claims against these investment programs and their sponsor where current economic conditions have resulted in these investments underperforming expectations.  Other than as to Behringer Harvard Opportunity REIT I which has been sued by a co-investor in one such circumstance, none of these threats have resulted in lawsuits.  While there is not believed to be any merit in this lawsuit or any of the threats, the defense and any settlement of these claims may negatively impact returns to the investors in these investment programs.

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

In December 2007, the FASB issued new guidance on noncontrolling interests.  The new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by the new standard.  Adoption of this standard on January 1, 2009 increased our total equity by approximately $0.3 million for the year ended December 31, 2008.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income (loss) attributable to the Partnership was not affected.

In March 2008, the FASB issued new guidance requiring entities to provide greater transparency about how and why they use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  We implemented this standard January 1, 2009 and have included the additional disclosure information required for our derivative instruments.

In April 2009, the FASB issued additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events.  The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   The implementation of this standard had no material impact on our consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”).  The Codification is the source and organization of GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $156.0 million in notes payable at December 31, 2009, approximately $97.8 million represented debt subject to variable interest rates, excluding those notes subject to minimum interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.6 million.

A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $0.3 million net increase in the fair value of our interest rate swap.

At December 31, 2009, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of December 31, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, evaluated as of December 31, 2009 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The General Partners are responsible for our direction and management, including previous acquisitions, construction and property management.  Any action required to be taken by the General Partners will be taken only if it is approved, in writing or otherwise, by both General Partners, unless the General Partners agree between themselves to a different arrangement for the approval of actions by the General Partners.

The General Partners are Behringer Advisors II and Mr. Behringer, individually.  Behringer Advisors II is a Texas limited partnership formed in July 2002.  The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Behringer is the Chief Executive Officer of each of these companies.  Mr. Behringer is the founder, Chief Executive Officer and sole manager of Behringer Holdings.  Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	61	Chairman
Robert S. Aisner	63	Chief Executive Officer and President
Samuel A. Gillespie	51	Chief Operating Officer
Gerald J. Reihsen, III	51	Executive Vice President – Corporate Development and Legal and Secretary
Gary S. Bresky	43	Chief Financial Officer
M. Jason Mattox	34	Executive Vice President

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

Samuel A. Gillespie has served as Chief Operating Officer of Behringer Advisors II since June 2008.  In addition, Mr. Gillespie has served as Senior Vice President of Harvard Property Trust, the managing member of Behringer Advisors II since March 2006.  Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, and for the general partner of Behringer Harvard Mid-Term Value Enhancement Fund (since July 2008).

Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios.  Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammell Crow Company for 21 years.  At Trammell Crow, he held the position of Managing Director of National Accounts and was responsible for Trammell Crow Company’s largest institutional customers.  Prior to that, Mr. Gillespie was partner in charge of Trammell Crow’s Indianapolis office from 1986 to 1997.  He began his career with Trammell Crow as a leasing agent in Oklahoma City in 1983.  Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

Gerald J. Reihsen, III serves as the Executive Vice President – Corporate Development & Legal and Secretary of Behringer Advisors II.  Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, LLP, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President – Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II.  Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Holdings, including Behringer Harvard Advisors I LP who is co-general partner of Behringer Harvard Mid-Term Value Enhancement Fund, Behringer Harvard Opportunity REIT I (since January 2004) and Behringer Harvard Opportunity REIT II (since January 2007).  Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002) and Behringer Harvard Multifamily REIT I (since August 2006) and previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

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

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts.  His experience included conducting annual audits, preparing public securities reporting compliance filings and real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California – Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

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

Jon L. Dooley resigned his position as our Executive Vice President – Real Estate effective December 31, 2009, in order to accept a similar position with a joint venture of which Behringer Harvard owns 50%.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II.  HPT and its affiliates employed approximately 430 full-time persons at December 31, 2009, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.

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

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2009, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees and expense allocations to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

The following table sets forth information as of March 19, 2010 regarding the beneficial ownership of our limited partnership and general partnership interests by each of our General Partners, each director or executive officer of our General Partner, Behringer Advisors II, and all directors and officers of Behringer Advisors II as a group.  There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 19, 2010. The percentage of beneficial ownership is calculated based on 10,803,839 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP (1)(3)(4)	0	50%
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*
Limited partner interest	Samuel A. Gillespie (1)(2)	0	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	0	*
Limited partner interest	Gary S. Bresky (1)(2)	0	*
Limited partner interest	M. Jason Mattox (1)(2)	0	*
Limited partner interest	All current executive officers as a group (6 persons)	773.48	*

*Denotes less than 1%

(1)	The address of Messrs. Behringer, Aisner, Reihsen, Gillespie, Bresky, Mattox and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Executive Officers of Behringer Advisors II.

(3)	General Partners.

(4)	Consists of $500 of combined general partnership interests held directly by Mr. Behringer and Behringer Advisors II.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, and have received fees in the past in connection with the Offering and acquisitions.  Our General Partners have agreed that all of these fees and compensation will be allocated to Behringer Advisors II since the day-to-day responsibilities of serving as our general partner are performed by Behringer Advisors II through the executive officers of its general partner.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the years ended December 31, 2009 and 2008, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.  During the year ended December 31, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of Cassidy Ridge.

For the management and leasing of our properties, we pay our Property Manager property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.4 million and $0.5 million, respectively, of which approximately $2,000 and $40,000 is included in loss from discontinued operations, respectively.  During the year ended December 31, 2007, we incurred property management fees payable to our Property Manager of $0.6 million of which approximately $55,000 is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2009, we incurred asset management fees of $1.1 million, of which $0.1 million was capitalized to real estate and $31,000 was waived.  For the year ended December 31, 2008, we incurred asset management fees of $1.1 million of which approximately $30,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate inventory.  During the year ended December 31, 2007, asset management fees of $1.0 million were waived, of which approximately $40,000 was included in loss from discontinued operations and $0.1 million was previously capitalized to real estate inventory.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.1 million of such debt financing fees for the year ended December 31, 2008.  We incurred no such debt financing fees for the years ended December 31, 2009 and 2007.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2009, 2008 or 2007.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2009 and 2008, we incurred such costs for administrative services totaling $0.5 million and $0.3 million, respectively, of which approximately $0.2 million was waived for the year ended December 31, 2009.  In addition, Behringer Advisors II waived $0.1 million for reimbursement of expenses for the year ended December 31, 2009.  We incurred and expensed no such costs for the year ended December 31, 2007.

On November 13, 2009, we entered into the Fourth Amended BHH Loan, pursuant to which we may borrow a maximum of $40.0 million.  The outstanding principal balance under the Fourth Amended BHH Loan as of December 30, 2009 was $28.9 million.  On December 31, 2009, Behringer Holdings forgave $15.0 million of principal borrowings and all accrued interest thereon which has been accounted for as a capital contribution by our General Partners.  After forgiveness of the $15.0 million in borrowings, the outstanding balance of the loan was $13.9 million at December 31, 2009.  The Fourth Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Fourth Amended BHH Loan is November 13, 2012.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes and capital expenditures.

At December 31, 2009, we had payables to related parties of approximately $1.2 million.  This balance consists primarily of interest accrued on the Fourth Amended BHH Loan and management fees payable to our property managers.

We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

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

Fees Paid to Principal Independent Public Registered Accounting Firm

The following table presents (in thousands) aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2009 and 2008 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”):

	2009	2008
Audit Fees (1)	$442	$480
Audit-Related Fees (2)	-	2
Tax Fees (3)	74	40
Total Fees	$516	$522

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

Behringer Harvard Short-Term Opportunity Fund I LP

March 31, 2010	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2010	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 31, 2010	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)

March 31, 2010	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors II LP (Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP
Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2009, the Partnership changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(in thousands, except unit amounts)

	2009	2008
Assets
Real estate
Land	$31,000	$31,000
Buildings and improvements, net	101,960	91,543
Total real estate	132,960	122,543

Real estate inventory, net	53,770	56,033
Cash and cash equivalents	1,964	4,584
Restricted cash	2,520	2,631
Accounts receivable, net	3,905	4,267
Prepaid expenses and other assets	1,085	1,279
Furniture, fixtures, and equipment, net	2,424	3,580
Deferred financing fees, net	1,084	1,055
Lease intangibles, net	3,297	3,946
Total assets	$203,009	$199,918

Liabilities and Equity
Liabilities
Notes payable	$142,106	$140,717
Note payable to related party	13,918	13,270
Accounts payable	4,697	1,320
Payables to related parties	1,165	562
Acquired below-market leases, net	53	68
Distributions payable	-	260
Accrued liabilities	6,555	8,351
Capital lease obligations	119	179
Total liabilities	168,613	164,727

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2009 and 2008	11,846	26,401
General partners	24,667	9,208
Accumulated other comprehensive loss	-	(735)
Partners' capital	36,513	34,874
Noncontrolling interest	(2,117)	317
Total equity	34,396	35,191
Total liabilities and equity	$203,009	$199,918

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except per unit amounts)

	2009	2008	2007
Revenues
Rental revenue	$8,990	$12,309	$12,934
Hotel revenue	12,382	15,133	15,882
Real estate inventory sales	310	775	8,232
Total revenues	21,682	28,217	37,048

Expenses
Property operating expenses	16,284	18,744	17,340
Inventory valuation adjustment	541	16,790	2,444
Interest expense, net	6,770	8,025	9,745
Real estate taxes, net	2,592	3,808	3,590
Property and asset management fees	1,789	1,853	988
General and administrative	1,550	1,442	925
Advertising costs	255	502	2,382
Depreciation and amortization	6,447	8,272	8,417
Cost of real estate inventory sales	263	661	7,910
Total expenses	36,491	60,097	53,741

Interest income	26	78	368
Loss on sale of assets	-	(2)	-
Loss on derivative instrument, net	(492)	(883)	-
Loss from continuing operations before income taxes and noncontrolling interest	(15,275)	(32,687)	(16,325)

Provision for income taxes	(199)	(200)	(175)
Loss from continuing operations before noncontrolling interest	(15,474)	(32,887)	(16,500)

Discontinued operations
Income (loss) from discontinued operations	2	(428)	(771)
Gain on sale of discontinued operations	-	1,612	-
Income (loss) from discontinued operations	2	1,184	(771)

Net loss	(15,472)	(31,703)	(17,271)

Noncontrolling interest in continuing operations	2,443	1,727	3,524
Noncontrolling interest in discontinued operations	(9)	(568)	287
Net loss attributable to noncontrolling interest	2,434	1,159	3,811

Net loss attributable to the Partnership	$(13,038)	$(30,544)	$(13,460)

Amounts attributable to the Partnership
Continuing operations	$(13,031)	$(31,160)	$(12,976)
Discontinued operations	(7)	616	(484)
Net loss attributable to the Partnership	$(13,038)	$(30,544)	$(13,460)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(1.21)	$(2.88)	$(1.20)
Income (loss) from discontinued operations attributable to the Partnership	-	0.05	(0.05)
Basic and diluted net loss per limited partnership unit	$(1.21)	$(2.83)	$(1.25)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

							Accumulated
	General Partners		Limited Partners				Comprehensive
						Accumulated Other	Income (Loss)
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Income (Loss)	the Partnership	Interest	Total

Balance as of January 1, 2007	$-	$-	10,804	$82,167	$(5,634)	$-	$(5,634)	$6,384	$82,917

Comprehensive loss:

Net loss					(13,460)		(13,460)	(3,811)	(17,271)

Unrealized loss on interest rate swap						(579)	(579)	-	(579)

Total comprehensive loss							(14,039)	(3,811)	(17,850)

Contributions	7,537							83	7,620

Distributions				(3,060)				(247)	(3,307)

Balance as of December 31, 2007	7,537	-	10,804	79,107	(19,094)	(579)	(19,673)	2,409	69,380

Comprehensive loss:

Net loss					(30,544)		(30,544)	(1,159)	(31,703)

Reclassifications due to hedging activities						162	162		162

Unrealized loss on interest rate swap						(318)	(318)	-	(318)

Total comprehensive loss							(30,700)	(1,159)	(31,859)

Contributions	1,671							66	1,737

Distributions				(3,068)				(999)	(4,067)

Balance as of December 31, 2008	9,208	-	10,804	76,039	(49,638)	(735)	(50,373)	317	35,191

Comprehensive loss:

Net loss					(13,038)		(13,038)	(2,434)	(15,472)

Reclassifications due to hedging activities						735	735	-	735

Total comprehensive income (loss)							(12,303)	(2,434)	(14,737)

Note receivable								(334)	(334)

Contributions	15,459							334	15,793

Distributions				(1,517)				-	(1,517)

Balance as of December 31, 2009	$24,667	$-	10,804	$74,522	$(62,676)	$-	$(62,676)	$(2,117)	$34,396

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities
Net loss	$(15,472)	$(31,703)	$(17,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of assets	-	2	-
Gain on sale of discontinued operations	-	(1,612)	-
Depreciation and amortization	7,630	9,538	10,786
Inventory valuation adjustment	541	16,790	2,444
Loss on derivative instrument, net	492	883	-
Change in real estate inventory	(9,931)	(6,301)	(438)
Change in accounts receivable	362	(1,544)	(1,501)
Change in prepaid expenses and other assets	194	(214)	(400)
Change in lease intangibles	(94)	(779)	(2,740)
Change in accounts payable	48	(828)	(8,064)
Change in accrued liabilities	(1,987)	(749)	2,180
Change in payables or receivables with related parties	1,062	1,424	(1,008)
Cash used in operating activities	(17,155)	(15,093)	(16,012)

Cash flows from investing activities
Capital expenditures for real estate	(519)	(1,701)	(13,433)
Proceeds from sale of assets	-	236	-
Proceeds from sale of discontinued operations	-	10,056	-
Change in restricted cash	111	844	(729)
Cash (used in) provided by investing activities	(408)	9,435	(14,162)

Cash flows from financing activities
Proceeds from notes payable	4,607	19,723	57,647
Proceeds from note payable to related party	15,648	13,270	7,500
Payments on notes payable	(3,131)	(24,560)	(47,235)
Payments on capital lease obligations	(60)	(55)	(50)
Financing costs	(344)	(714)	(599)
Distributions	(1,777)	(3,068)	(3,060)
Distributions to noncontrolling interest holders	-	(998)	(42)
Contributions from noncontrolling interest holders	-	66	83
Contributions from general partners	-	1,671	-
Cash flows provided by financing activities	14,943	5,335	14,244

Net change in cash and cash equivalents	(2,620)	(323)	(15,930)
Cash and cash equivalents at beginning of year	4,584	4,907	20,837
Cash and cash equivalents at end of year	$1,964	$4,584	$4,907

Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,973	$7,869	$9,012
Income tax paid	$203	$201	$-

Non-cash investing activities:
Note receivable from noncontrolling interest holder	$334	$-	$-
Capital expenditures for real estate in accrued liabilities	$56	$-	$732
Reclassification of real estate inventory to buildings	$14,485	$-	$-

Non-cash financing activities:
Distributions to noncontrolling interest holder	$-	$-	$205
Contributions from noncontrolling interest holder	$334	$-	$-
Financing costs in accrued liabilities	$412	$-	$-
Contribution from general partner	$15,459	$-	$7,537

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of December 31, 2009, ten of the twelve properties we acquired remain in our portfolio.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

During 2009 and 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to continue to preserve capital, as well as sustain property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  Given current market conditions, we anticipate that this investment program’s life will extend beyond its original anticipated liquidation date.  As of December 31, 2009, $32.1 million of principal payments and notes payable matures in the next twelve months.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Of the $32.1 million of principal payments and notes payable maturing in the next twelve months, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We were able to restructure or extend approximately $108.0 million of our loan agreements during the year ended December 31, 2009.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

2.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, inventory valuations adjustments, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which includes the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

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

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

2010	$167
2011	133
2012	90
2013	28
2014	22

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles as of December 31, 2009 and 2008 were as follows (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

	Buildings and	Lease	Acquired Below-
As of December 31, 2009	Improvements	Intangibles	Market Leases
Cost	$118,743	$5,339	$(131)
Less: depreciation and amortization	(16,783)	(2,042)	78
Net	$101,960	$3,297	$(53)

	Buildings and	Lease	Acquired Below-
As of December 31, 2008	Improvements	Intangibles	Market Leases
Cost	$104,009	$5,552	$(132)
Less: depreciation and amortization	(12,466)	(1,606)	64
Net	$91,543	$3,946	$(68)

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  During 2009 as in 2008, the U.S. and global economies experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  There were no impairment charges for the years ended December 31, 2009 and 2008.  However, real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

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

During 2009 the U.S. housing market and related condominium sector continued its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of new and existing homes available for sale, reduced availability, stricter terms of mortgage financing, rising foreclosure activity and unemployment and deteriorating conditions in the overall economy.  These factors contributed to weakened demand for new homes and slower than expected sales.  As a result of our evaluations, we recognized inventory valuation adjustments of $0.5 million related to the luxury homes constructed at Bretton Woods for the year ended December 31, 2009.  For the years ended December 31, 2008 and 2007, we recognized inventory valuation adjustments of $14.9 million and $2.1 million, respectively, to reduce the carrying value of condominiums at Hotel Palomar and Residences.  We also recognized adjustments of $1.9 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, to reduce the carrying value of developed land lots at Bretton Woods to their estimated fair value.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges would have an adverse effect on our consolidated financial position.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.1 million and $0.3 million at December 31, 2009 and 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance.  Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $4.3 million and $3.0 million at December 31, 2009 and 2008, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $0.8 million and $1.0 million at December 31, 2009 and 2008, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the year ended December 31, 2009 was $0.1 million.  The total net increase due to straight-line rent adjustments for the years ended December 31, 2008 and 2007 was $1.7 million and $1.5 million, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

We also recognize revenue from the operations of a hotel.  Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and Residences and are recognized as the services are rendered.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new condominium.  Amounts received prior to closing on sales of condominiums are recorded as deposits in our financial statements.

Advertising Costs

Advertising costs are expensed as they are incurred.  We expensed advertising costs of $0.3 million, $0.5 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the years ending December 31, 2009, 2008 and 2007.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the year ended December 31, 2009, we recognized a provision for current tax expense of approximately $199,000 related to the Texas margin tax.  For the year ended December 31, 2008, we recognized a provision for current tax expense of approximately $175,000 and a provision for deferred tax expense of approximately $25,000 related to the Texas margin tax.  For the year ended December 31, 2007, we recognized a provision for current tax expense of approximately $181,000 and a provision for a deferred tax benefit of approximately $6,000 related to the Texas margin tax.  The Partnership does not have any entity level uncertain tax positions.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

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

In December 2007, the FASB issued new guidance on noncontrolling interests.  The new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by the new standard.  Adoption of this standard on January 1, 2009 increased our total equity by approximately $0.3 million for the year ended December 31, 2008.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income (loss) attributable to the Partnership was not affected.

In March 2008, the FASB issued new guidance requiring entities to provide greater transparency about how and why they use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  We implemented this standard January 1, 2009 and have included the additional disclosure information required within Note 8, “Derivative Instruments and Hedging Activities.”

In April 2009, the FASB issued additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events.  The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   The implementation of this standard had no material impact on our consolidated financial statements.  See Note 2.  “Summary of Significant Accounting Policies.”

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”).  The Codification is the source and organization of GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

4.	Fair Value Measurements

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

Recurring Fair Value Measurements

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2009 and 2008 (in thousands).  Our derivative financial instruments are classified in “Accrued liabilities” on our consolidated balance sheet at December 31, 2009 and 2008.  See Note 8, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.

2009	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$(879)	$-	$(879)

2008	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$(1,697)	$-	$(1,697)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements

Inventory Valuation Adjustment

During 2009 the housing market and related condominium sales continued to experience difficult conditions and as a result we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $0.5 million related to the luxury homes constructed at Bretton Woods for the year ended December 31, 2009.  The inputs used to calculate the fair value of these assets included projected future operating cash flows and estimated future selling prices that would be used by a market participant in valuing these assets.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during December 31, 2009 (in thousands):

				Total	Gain
2009	Level 1	Level 2	Level 3	Fair Value	(Loss)
Real estate inventory, net	$-	$-	$53,770	$53,770	$(541)

Other Items

Fair value of financial instruments

As of December 31, 2009 and December 31, 2008, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $156.1 million and $154.2 million as of December 31, 2009 and 2008, respectively, have a fair value of approximately $155.0 million and $153.5 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of December 31, 2009 and 2008.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5.	Capitalized Costs

On November 8, 2004, we acquired a 70% interest in Hotel Palomar and Residences through our direct and indirect partnership interests in Behringer Harvard Mockingbird Commons LLC (the “Mockingbird Commons Partnership”).  The site was redeveloped as a 475,000 square foot (unaudited) mixed-use project with a boutique hotel, high-rise luxury condominiums and retail stores.  The hotel began operations in September 2006 and the luxury condominiums and retail stores were completed in the first quarter of 2007.  Certain costs associated with the redevelopment were capitalized by us until construction was completed.  For the year ended December 31, 2007 we capitalized $0.6 million in interest costs for Hotel Palomar and Residences.

On March 3, 2005, we acquired an 80% interest in Bretton Woods, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders.  Development of the land was completed in April 2007.  Construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009.  We capitalized certain costs associated with Bretton Woods development and construction.  As a result of the completed construction of speculative homes in 2009, additional costs will no longer be capitalized.  For the years ended December 31, 2009 and 2008, we capitalized a total of $0.7 million and $3.6 million, respectively, in costs associated with the development of Bretton Woods to real estate inventory.  During the years ended December 31, 2009, 2008 and 2007, we capitalized approximately $54,000, $0.2 million and $0.1 million, respectively, in interest costs for Bretton Woods.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in 2010.  Certain costs associated with Cassidy Ridge development were capitalized and will continue to be capitalized by us until construction is completed.  For the years ended December 31, 2009 and 2008 we capitalized a total of $12.4 million and $4.7 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the years ended December 31, 2009, 2008 and 2007, we capitalized $1.3 million, $1.0 million and $1.1 million, respectively, in interest costs for Cassidy Ridge.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

As reported previously, during 2009 and 2008, the U.S. housing market and related condominium sector continued to decline.  We implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As a result of the leasing program, approximately $14.5 million in costs were reclassified from real estate inventory to buildings on our consolidated balance sheet during the year ended December 31, 2009.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

6.	Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2009 are as follows (in thousands):

2010	$6,843
2011	6,591
2012	6,154
2013	5,923
2014	5,675
Thereafter	12,018
Total	$43,204

The above base payments are exclusive of any contingent rent amounts.  Rental revenue in 2009, 2008 and 2007 did not include any amounts from contingent revenue.

As of December 31, 2009, two tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Tellabs, Inc., who designs, develops, deploys, and supports telecommunications networking products for telecommunications service providers worldwide, accounted for approximately $2.4 million or 27% of our rental revenues for the ended December 31, 2009.  Additionally, Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2.0 million or 23% of our aggregate rental revenue for the year ended December 31, 2009.

7.	Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2009 and 2008 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	2009	2008	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1222 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - Bank of America	9,436	9,578	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	250	335		4/11/2011
Hotel Palomar and Residences - Credit Union Liquidity Services	24,950	25,390	Prime + 1.0% (2)	10/1/2011
Hotel Palomar and Residences - Bank of America Loan	41,218	41,081	30-day LIBOR + 1.75% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	18.0%	10/9/2009
Bretton Woods Loan - Citibank, N.A.	1,306	2,366	6.0% (4)	7/15/2011
Bretton Woods Loans - Dallas City Bank	5,521	4,826	6.0% (5)	4/15/2010
Landmark I Loan - State Farm Bank	10,450	10,450	30-day LIBOR + 1.4% (3)	10/1/2010
Landmark II Loan - State Farm Bank	11,550	11,550	30-day LIBOR + 1.4% (3)	10/1/2010
Melissa Land Loan - Dallas City Bank	1,710	2,000	5.5% (6)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	10,771	6,997	6.5% (7)	10/1/2011
Revolver Agreement - Bank of America	9,650	10,850	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	142,106	140,717
Amended BHH Loan - related party	13,918	13,270	5.0%	11/13/2012
	$156,024	$153,987

(1)	Rate is the higher of prime plus 1.0% or 7.0%

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

(2)	Prime rate at December 31, 2009 was 3.25%

(3)	30-day LIBOR was 0.2% at December 31, 2009

(4)	Rate is the higher of prime plus 2.0% or 6.0%

(5)	Rate is the higher of prime plus 0.5% or 6.0%

(6)	Rate is the higher of prime plus 0.5% or 5.5%

(7)	Rate is the higher of prime plus 1.5% or 6.5%

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of December 31, 2009, of our $156.0 million in debt, $97.8 million is subject to variable interest rates, excluding those notes subject to minimum interest rates, $38.0 million of which is effectively fixed by an interest rate swap agreement.  In addition, as of December 31, 2009, $32.1 million of principal payments and notes payable is due within the next twelve months.  We are working with lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  Of that amount, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We were able to restructure or extend approximately $108.0 million of our loan agreements during the year ended December 31, 2009.  We expect to use cash flows from operations, additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Our 30% noncontrolling partner previously entered into multiple loan agreements with Behringer Harvard Mockingbird Commons LLC (“Mockingbird Commons Partnership”), an entity in which we have a 70% direct and indirect ownership interest, totaling $1.3 million.  All of these loans are unsecured, subordinate to payment of any mortgage debt and matured prior to December 31, 2009.  Interest rates under the loan agreements ranged from 6% to 12%.  Nonpayment of the outstanding balances due and payable on the maturity dates of the loan agreements constitute an event of default.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  We believe that we are in compliance with all other covenants under these loan agreements.

On July 16, 2007, we entered into a loan agreement with Citibank, N.A. to borrow up to $4.5 million for development of the land at Bretton Woods.  Proceeds from the loan were used to completely pay down an existing loan with the Frost National Bank.  The loan matured on July 15, 2009.  On October 9, 2009, we entered into a modification agreement with Citibank, N.A., effective July 15, 2009, whereby the maturity date was extended to July 15, 2011.  The interest rate under the modification agreement is the Prime rate plus two percent (2.0%) per annum, subject to a minimum interest rate of six percent (6.0%).  A principal payment of $0.7 million was made upon closing of the loan modification agreement.  Payments of interest only are due monthly with principal payments due upon sales of the residential lots, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $1.3 million at December 31, 2009.

On July 29, 2009, we entered into an agreement with Dallas City Bank to extend the maturity date of the Melissa Land Loan to July 29, 2012.  The interest rate under the amended loan agreement is the Prime rate plus one-half percent (0.5%) per annum, but subject to a floor of 5.5% per annum.  The amended agreement requires monthly payments of principal in the amount of $10,000, together with all accrued but unpaid interest, with the remaining balance due and payable on the maturity date.  The outstanding principal balance of the loan was $1.7 million at December 31, 2009.

On October 28, 2009, the Mockingbird Commons Partnership entered into the Third Amendment to Note and Construction Agreement (“Mockingbird CULS Loan Agreement”) with Credit Union Liquidity Services, LLC f/k/a Texans Commercial Capital, LLC (“CULS”), effective October 1, 2009.  The Mockingbird Commons Partnership entered into a promissory note to CULS on October 4, 2005, whereby it was permitted to borrow up to $34 million to construct luxury high-rise condominiums.  The Mockingbird CULS Loan Agreement, among other things, extended the maturity date of the loan from October 1, 2009 to October 1, 2011 and permits leasing of the residential condominium units pending their ultimate sale.  In addition, the loan agreement required a principal payment of $0.2 million, which was paid at closing from proceeds provided by borrowings from the Fourth Amended BHH Loan, and an additional principal payment of at least $3.0 million on or before September 30, 2010.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on October 1, 2011.  The Mockingbird CULS Loan Agreement bears interest at the Prime rate plus one percent (1.0%).  In addition, the borrower was also required to deposit $0.3 million quarterly into a deposit account for the benefit of CULS, up to a total of $1.2 million.  We have deposited $0.6 million of the $1.2 million as of March 19, 2009.  These amounts are pledged as additional collateral for the loan.  The outstanding balance of the Mockingbird CULS Loan Agreement was $25.0 million at December 31, 2009.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

We have guaranteed payment of the obligation under the Mockingbird CULS Loan Agreement in the event that, among other things, the Mockingbird Commons Partnership becomes insolvent or enters into bankruptcy proceedings. In addition, the guaranty agreement assigns a second lien position on the Cassidy Ridge Property to CULS in the amount of $12.6 million as additional security to the Mockingbird CULS Loan Agreement and requires we maintain a minimum net worth.

Additionally, on October 28, 2009, Behringer Harvard Mountain Village, LLC (“Cassidy Ridge Borrower”), our wholly-owned subsidiary, entered into the Second Modification Agreement (“Cassidy Ridge Loan Agreement”) with CULS, an unaffiliated third party, effective October 1, 2009.  The modification was entered into to permit the second lien position as additional security for the Mockingbird CULS Loan Agreement.  On September 25, 2008, the Cassidy Ridge Borrower entered into a promissory note payable to CULS, pursuant to which they were permitted to borrow a total principal amount of $27.7 million.  As of December 31, 2009, total borrowings under the loan agreement were approximately $10.8 million.  The maturity date of the Cassidy Ridge Loan Agreement remains October 1, 2011 and the interest rate continues to be equal to the greater of the Prime Rate plus one and one-half percent (1.50%) or a fixed rate of 6.5%, with interest being calculated on the unpaid principal.  Monthly payments of unpaid accrued interest are required through September 1, 2011, with a final payment of the outstanding principal and unpaid accrued interest due on the maturity date.

We have guaranteed payment of the obligation under the Cassidy Ridge Loan Agreement in the event that, among other things, the Cassidy Ridge Borrower becomes insolvent or enters into bankruptcy proceedings.  In addition, the guaranty agreement waives all prior failure to comply with certain covenants and establishes new covenants on our part.  Specifically, the guaranty agreement removes a liquidity covenant and adds a net worth covenant.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Amended BHH Loan”), pursuant to which we may borrow a maximum of $40.0 million.  The outstanding principal balance under the Amended BHH Loan as of December 30, 2009 was $28.9 million.  On December 31, 2009, Behringer Holdings forgave $15.0 million of principal borrowings and all accrued interest thereon which has been accounted for as a capital contribution by our General Partners.  After forgiveness of the $15.0 million in borrowings, the outstanding balance of the loan was $13.9 million at December 31, 2009.  Borrowings under the Amended BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our sponsor instead. The Amended BHH Loan is unsecured and bears interest at a rate of 5% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is November 13, 2012.

While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require this liquidity support from our sponsor during 2010.  Our sponsor, subject to their approval, may make available to us additional funds under the Fourth Amended BHH Loan through 2010, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

On December 22, 2009, the Mockingbird Commons Partnership entered into the Second Amendment Agreement (the “Loan Agreement”) with Bank of America, N.A. (“Bank of America”), effective December 21, 2009.  The Loan Agreement, among other things, extends the maturity date of the loan from September 6, 2010 to December 21, 2012 with options to extend the maturity date for two periods of twelve months each if certain conditions are met and removes certain financial covenants.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on December 21, 2012.  Amounts outstanding under the Loan Agreement will continue to bear interest at the 30-day LIBOR plus one and three-fourths percent (1.75%) until September 1, 2010, at which time the interest rate will increase to LIBOR plus three and one-half percent (3.5%).  The outstanding principal balance of the Loan Agreement was approximately $41.2 million at December 31, 2009.

We have guaranteed payment of the obligation under the Loan Agreement in the event that, among other things, the borrower becomes insolvent or enters into bankruptcy proceedings.  Borrowings under the Loan Agreement are secured by Hotel Palomar.  We are also guarantor of the Revolver Agreement (as referenced below) and have assigned a second lien position in the 250/290 Carpenter Property (as referenced below) to the Lender as additional security to the Loan Agreement.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

In addition, on December 22, 2009, we entered into the Fifth Amendment to the Credit Agreement (the “Revolver Agreement”) with Bank of America, effective October 30, 2009.  The Revolver Agreement, among other things, extends the maturity date of borrowings under the loan agreement from October 30, 2009 to December 21, 2012 with options to extend the maturity date for two periods of twelve months each if certain conditions are met and removes certain financial covenants.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on December 21, 2012.  Amounts outstanding under the Revolver Agreement will continue to bear interest at LIBOR plus three and one-half percent (3.5%).  The outstanding principal balance under the Revolver Agreement was $9.7 million at December 31, 2009.

In April 2005, we acquired a three-building office complex containing approximately 539,000 rentable square feet located on approximately 15.3 acres of land in Irving, Texas, a suburb of Dallas, Texas (the “250/290 Carpenter Property”) through our direct and indirect partnership interests in Behringer Harvard 250/290 Carpenter LP (the “Carpenter Partnership”).  We have guaranteed payment of the obligation under the Revolver Agreement.  The 250/290 Carpenter Property is subject to a deed of trust to secure payment under the Revolver Agreement.  In addition, as noted above, we have assigned Bank of America a second lien position in the 250/290 Carpenter Property as additional security for the Loan Agreement.

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

We were not in compliance with a liquidity covenant under the 1221 Coit Road Loan Agreement at December 31, 2009.  We have received a waiver from the lender waiving any failure to comply with the liquidity covenant at December 31, 2009.  Additionally, we did not make the full required mortgage payments on the Plaza Skillman Loan due for the months of December 2009 and January 2010.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the outstanding principal balance was approximately $9.4 million at December 31, 2009.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender may accelerate maturity with all unpaid interest and principal immediately due and payable.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.

We believe that we were in compliance with all other debt covenants under our loan agreements at December 31, 2009.  Each loan is secured by the associated real property and all loans, with the exception of the Plaza Skillman Loan, are unconditionally guaranteed by us.

The following table summarizes our contractual obligations for principal payments on notes payable (excluding unamortized premiums) as of December 31, 2009 (in thousands):

Year	Amount
2010	$32,122
2011	57,397
2012	66,255
Thereafter	-
Total principal	155,774
unamortized premium	250
Total notes payable	$156,024

8.	Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and results of operations.  The hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

Interest calculated on borrowings under our loan agreement related to Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedging instrument.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap and related interest expense are recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the year ended December 31, 2009, we recorded a gain of $0.8 million to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value and $1.3 million for related interest expense.  For the year ended December 31, 2008, we recorded a gain of $0.9 million to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value.

Derivative instruments classified as liabilities were reported at their combined fair values of $0.9 million and $1.7 million in accrued liabilities at December 31, 2009 and 2008, respectively.  For the year ended December 31, 2008, we recognized a comprehensive loss of $0.3 million to adjust the carrying value of the interest rate swap qualifying as a hedge to its fair value.  Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) related to the cash flow hedge were reclassified to earnings.  Realized losses on interest rate derivatives for the years ended December 31, 2009 and 2008 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.7 million and $0.2 million, respectively.  This amortization of the unrealized loss held in other comprehensive income to earnings took place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009.  During the year ended December 31, 2008, the swap agreement designated as a cash flow hedge increased interest expense by approximately $0.5 million.

The following table summarizes the notional values of our derivative financial instruments as of December 31, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2009, but do not represent exposure to credit, interest rate, or market risks (dollar amounts in thousands):

		Interest Swap	Interest Swap
Hedge Type	Notional Amount	Pay Rate	Receive Rate	Maturity	Fair Value
Interest rate swap - fair value	$38,000	3.77%	30-day LIBOR	September 6, 2010	$(879)

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2009 and 2008 (in thousands).

	2009		2008
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	Accrued liabilities	$(879)	Accrued liabilities	$(1,697)

The table below presents the effect of the change in fair value of our derivative financial instruments on the Consolidated Statements of Equity and Comprehensive Loss for the years ended December 31, 2009 and 2008 (in thousands).

	Amount of Loss on Derivative (Effective
Derivatives in Cash Flow	Portion) Recognized in OCI
Hedging Relationships	2009	2008

Interest rate swap	$-	$(318)

 The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (in thousands).

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

		Amount of Gain or (Loss) on Derivatives
		Recognized in Income
Derivatives not designated as	Location of Gain or (Loss) on Derivatives	Year ended December 31,
hedging instruments	Recognized in Income	2009	2008

Interest rate swap	Gain (loss) on derivative instruments, net	$818	$883
Interest rate swap	Interest expense	(735)	(162)

Total		$83	$721

Credit risk and collateral

Our credit exposure related to interest rate instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of the related indebtedness.  We would be in default on the derivative instrument obligations covered by the agreement if we fail to comply with the related loan covenant provisions.  See Note 2, “Summary of Significant Accounting Policies” and Note 4, “Fair Value Measurements” and Note 7, “Notes Payable” for further information regarding our compliance with debt covenants and our hedging instruments.

9.	Commitments and Contingencies

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at December 31, 2009 are as follows (in thousands):

Year ending	Amount
2010	$74
2011	56
Total minimum future lease payments	130

Less: amounts representing interest	11

Total future lease principal payments	$119

10.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
Auditing expense	$601	$448	$518
Advisor administrative services	243	275	-
Tax preparation fees	227	49	28
Transfer agent fees	146	161	110
Directors' and officers' insurance	112	91	39
Legal fees	105	153	56
Printing	73	93	85
Investor relations	1	143	11
Other	42	29	78
	$1,550	$1,442	$925

11.	Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 3% annualized rate of return, based on an investment in our limited partnership units of $10.00 per unit.  We record all distributions when declared.  We have paid special distributions of a portion of the net proceeds from the sale of properties.  Beginning with the November 2006 monthly distribution, distributions in the amount of a 3% annualized rate of return were based on an investment in our limited partnership units of $9.44 per unit as a result of the special distributions.

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

The following are the total distributions declared during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Fourth Quarter	$-	$771
Third Quarter	-	771
Second Quarter	762	763
First Quarter	755	763
	$1,517	$3,068

12.	Related Party Arrangements

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, and have received fees in the past in connection with the Offering and acquisitions.  Our General Partners have agreed that all of these fees and compensation will be allocated to Behringer Advisors II since the day-to-day responsibilities of serving as our general partner are performed by Behringer Advisors II through the executive officers of its general partner.

Behringer Advisors II or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the years ended December 31, 2009 and 2008, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.  During the year ended December 31, 2007, Behringer Advisors II earned $1.0 million of acquisition and advisory fees and was reimbursed $0.2 million for acquisition-related expenses primarily related to the development of Cassidy Ridge.

For the management and leasing of our properties, we pay HPT Management Services LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as ”Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.4 million and $0.5 million, respectively, of which approximately $2,000 and $40,000 is included in loss from discontinued operations, respectively.  During the year ended December 31, 2007, we incurred property management fees payable to our Property Manager of $0.6 million of which approximately $55,000 is included in loss from discontinued operations.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2009, we incurred asset management fees of $1.1 million, of which $0.1 million was capitalized to real estate and $31,000 million was waived.  For the year ended December 31, 2008, we incurred asset management fees of $1.1 million of which approximately $30,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate inventory.  During the year ended December 31, 2007, asset management fees of $1.0 million were waived, of which approximately $40,000 was included in loss from discontinued operations and $0.1 million was previously capitalized to real estate inventory.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2009, 2008 or 2007.

We will pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  We incurred $0.1 million of such debt financing fees for the year ended December 31, 2008.  We incurred no such debt financing fees for the years ended December 31, 2009 and 2007.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2009 and 2008, we incurred such costs for administrative services totaling $0.5 million and $0.3 million, respectively, of which approximately $0.2 million was waived for the year ended December 31, 2009.  In addition, Behringer Advisors II waived $0.1 million for reimbursement of expenses for the year ended December 31, 2009.  We incurred and expensed no such costs for the year ended December 31, 2007.

On November 13, 2009, we entered into the Fourth Amended BHH Loan, pursuant to which we may borrow a maximum of $40.0 million.  The outstanding principal balance under the Fourth Amended BHH Loan as of December 30, 2009 was $28.9 million.  On December 31, 2009, Behringer Holdings forgave $15.0 million of principal borrowings and all accrued interest thereon which has been accounted for as a capital contribution by our General Partners.   The Fourth Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Fourth Amended BHH Loan is November 13, 2012.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes and capital expenditures.

At December 31, 2009, we had payables to related parties of approximately $1.2 million.  This balance consists primarily of interest accrued on the Fourth Amended BHH Loan and management fees payable to our property managers.

We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

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

The results of operations for 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations. Amounts for the year ended December 31, 2009 represent final settlements for operations of 4245 N. Central.  Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

	2009	2008	2007

Rental revenue	$26	$1,140	$1,227

Expenses
Property operating expenses	14	527	671
Interest expense	-	292	516
Real estate taxes	9	163	185
Property and asset management fees	1	71	93
Advertising costs	-	1	2
Depreciation and amortization	-	517	536
Total expenses	24	1,571	2,003

Interest income	-	3	5
Net income (loss)	$2	$(428)	$(771)

Gain on sale of assets	-	1,612	-
Noncontrolling interest	(9)	(568)	287
Gain (loss) from discontinued operations attributable to the Partnership	$(7)	$616	$(484)

14.	Noncontrolling Interest

Current GAAP establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It requires that the noncontrolling interest continue to be attributed its share of losses even if it results in a deficit noncontrolling interest balance.  Previous accounting standards required that noncontrolling interest not be allocated losses that result in a deficit noncontrolling interest balance.  The adoption of new accounting standards on January 1, 2009 resulted in a deficit noncontrolling interest balance at one of our consolidated real estate partnerships for the year ended December 31, 2009.  The following table presents the pro forma results for the year ended December 31, 2009 as if the previous accounting standard had been applied (in thousands):

	Year ended December 31, 2009
		Noncontrolling interest	Pro forma
	As reported	loss in excess of equity	amounts
Net loss attributable to the Partnership	$(13,038)	$(2,027)	$(15,065)

Basic and diluted weighted average limited partnership units outstanding	10,804	-	10,804

Basic and diluted net loss per limited partnership unit attributable to the Partnership	$(1.21)	$(0.19)	$(1.40)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

15.	Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2009, 2008 and 2007 is recalculated as follows (in thousands):

	2009	2008	2007
Net loss attributable to the Partnership for financial statement purposes	$(13,038)	$(30,544)	$(13,460)

Adjustments:
Organization and start-up costs	(3)	(34)	(34)
Bad debt expense	(24)	21	(58)
Straight line rent	106	(1,683)	(1,286)
Prepaid rent	(137)	504	34
Other	(250)	156	(3)
Forgiveness of debt by affiliate	15,458	-	7,537
Depreciation	(86)	85	(181)
Amortization	231	2,272	2,706
Inventory valuation adjustment	541	12,321	1,564
Income/loss from investments in partnerships	(993)	6,253	2,288

Net income (loss) for income tax purposes (unaudited)	$1,805	$(10,649)	$(893)

16.	Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2009 and 2008 (in thousands, except per unit amounts).

	2009 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$5,175	$5,412	$5,466	$5,629
Loss from continuing operations	(3,794)	(3,706)	(4,138)	(3,836)
Income (loss) from discontinued operations	7	1	(5)	(1)
Net loss attributable to noncontrolling interest	580	564	766	524
Net loss attributable to the Partnership	$(3,207)	$(3,141)	$(3,377)	$(3,313)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.30)	$(0.29)	$(0.31)	$(0.31)

	2008 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$8,272	$7,756	$6,582	$5,607
Loss from continuing operations	(5,558)	(2,984)	(10,547)	(13,798)
Income (loss) from discontinued operations	(145)	(111)	1,446	(6)
Net (income) loss attributable to noncontrolling interest	901	630	(336)	(36)
Net loss attributable to the Partnership	$(4,802)	$(2,465)	$(9,437)	$(13,840)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.44)	$(0.23)	$(0.88)	$(1.28)

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP
Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2009); such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Short-Term Opportunity Fund I LP
Valuations and Qualifying Accounts
Schedule II
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2009	$254	$279	$-	$391	$142
Year ended December 31, 2008	217	851	-	814	254
Year ended December 31, 2007	170	97	-	50	217

Behringer Harvard  Short-Term Opportunity Fund I LP
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2009
(in thousands)

						Cost capitalized			Gross amount
				Initial cost		subsequent			carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances		Land	Buildings	to acquisition	Transfers		close of period	depreciation	construction	acquired	life
5050 Quorum	Dallas, TX	$10,000		$2,197	$6,660	$1,480	$-		$10,337	$2,157	1981	7/2/2004	(1)
Plaza Skillman	Dallas, TX	9,686	(2)	3,369	7,669	764	-		11,802	1,860	1986	7/23/2004	(1)
1221 Coit Road	Dallas, TX	4,000		3,500	2,955	218	-		6,673	630	1986	10/4/2004	(1)
Hotel Palomar and Residences	Dallas, TX	66,168		7,356	31,920	49,554	(34,400	) (3)	54,430	3,260	2006	11/8/2004	(4)
Bretton Woods	Dallas, TX	6,827		-	-	8,774	(8,774	) (3)	-	-	-	3/3/2005
250/290 John Carpenter Freeway	Dallas, TX	9,650		4,797	16,991	13,817	-		35,605	5,149	1976	4/4/2005	(1)
Landmark I	Dallas, TX	10,450		3,185	10,602	50	-		13,837	1,882	1998	7/6/2005	(1)
Landmark II	Dallas, TX	11,550		3,687	10,383	80	-		14,150	1,845	1998	7/6/2005	(1)
Melissa Land	Dallas, TX	1,710		2,909	-	-	-		2,909	-	-	10/5/2005	(5)
Cassidy Ridge	Telluride, CO	10,771		-	-	34,665	(34,665	) (3)	-	-	-	5/15/2006
Totals		$140,812		$31,000	$87,180	$109,402	$(77,839)		$149,743	$16,783

(1) Buildings are 25 years
(2) Includes unamortized premium of $0.3 million
(3) Transferred to real estate inventory
(4) Hotel is 39 years
(5) Land only

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year ended	Year ended	Year ended
Real estate:	December 31, 2009	December 31, 2008	December 31, 2007
Balance at beginning of year	$135,009	$150,363	$196,111
Additions	399	874	21,121
Disposals and write-offs	(149)	(17)	(393)
Cost of real estate sold	-	(9,053)	-
Reclass from real estate inventory	14,484	-	-
Less: real estate inventory	-	(7,158)	(66,476)
Balance at end of the year	$149,743	$135,009	$150,363

Accumulated depreciation:
Balance at beginning of year	$12,466	$9,285	$5,280
Depreciation expense	4,466	4,614	4,105
Disposals and write-offs	(149)	(1,433)	(100)
Balance at end of the year	$16,783	$12,466	$9,285

******

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed and incorporated by reference to Form 8-K filed September 5, 2008)
3.2
Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1
Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed June 3, 2003)

10.1
Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LLC (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 30, 2004)

10.2
Agreement of Limited Partnership of Behringer Harvard Mockingbird Commons GP, LLC, Behringer Harvard Mockingbird Commons Investors LP and Realty America Group regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.3
Loan Agreement made between Texans Commercial Capital, LLC and Behringer Harvard Mockingbird Commons LP regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.4
Guaranty Agreement made by Registrant to Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.5
Deed of Trust, Security Agreement and Financing Statement by Behringer Harvard Mockingbird Commons LP, as grantor, to Gerald W. Gurney and/or John C. O’Shea as Trustee for the benefit of Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

10.6	Guaranty Agreement made between Behringer Harvard 250/290 Carpenter LP in favor of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)
10.7
Deed of Trust, Assignment of Rents and Leases, Security Agreement Fixture Filing and Financing Statement by Behringer Harvard 250/290 Carpenter LP, as grantor, to PRLP, Inc. as trustee for the benefit of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)

10.8	Promissory Note made between Registrant and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed September 8, 2005)
10.9	Credit Agreement between Bank of America, N.A. and Registrant and Behringer Harvard 250/290 Carpenter LP (previously filed and incorporated by reference to Form 8-K Filed September 8, 2005)
10.10	Limited Guaranty made by Registrant in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)
10.11
Deed of Trust and Security Agreement by Behringer Harvard Landmark LP, as grantor, to Alfred G. Kyle, as trustee, for the benefit of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.12
Assignment and Subordination of Management Agreement by Behringer Harvard Landmark, LP in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.13
Assignment of Rents and Leases by Behringer Harvard Landmark LP in favor of State Farm Bank, F.S.B. regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.14
Promissory Note made between Behringer Harvard Landmark LP and State Farm Bank, F.S.B.  regarding the Landmark I & II Property (previously filed and incorporated by reference to Form 8-K filed September 14, 2005)

10.15
Construction Loan Agreement between Behringer Harvard Mockingbird Commons LP and Texans Commercial Capital, LLC regarding the Mockingbird Commons Property (previously filed and incorporated by reference to Form 8-K filed October 11, 2005)

10.16
Deed of Trust, Security Agreement and Assignment of Rents, Leases, Incomes and Agreements by BHDGI, Ltd., as grantor, to Robert Wightman, as trustee, for the benefit of Dallas City Bank regarding the Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.17	Guaranty Agreement made between Registrant and Dallas City Bank regarding the Melissa Land (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)
10.18	Promissory Note made between BHDGI, Ltd. and Dallas City Bank regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)
10.19	Loan Agreement by and between Dallas City Bank and BHDGI, Ltd. and Registrant regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)
10.20
Agreement of Limited Partnership of BHDGI, Ltd., by and among Graybird Developers, LLC, Registrant and David L. Gray regarding the Melissa Land Property (previously filed and incorporated by reference to Form 8-K filed October 12, 2005)

10.21
Construction Loan Agreement by and between Behringer Harvard Mountain Village, LLC and Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.22	Promissory Note made between Registrant and Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)
10.23	Guaranty Agreement made between Registrant and Texans Commercial Capital, LLC regarding the Telluride Property (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)
10.24
Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to the Public Trustee of San Miguel County, Colorado, as trustee, for the benefit of Texans Commercial Capital, LLC (previously filed and incorporated by reference to Form 8-K filed October 18, 2006)

10.25	Loan Agreement by and between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)
10.26	Deed of Trust Note made between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)
10.27	Guaranty Agreement made between Registrant and Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)
10.28
Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Mockingbird Commons, LLC, as grantor, to PLRAP, Inc., as trustee, for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.29
Assignment of Rents, Leases and Receivables by Behringer Harvard Mockingbird Commons, LLC to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on September 12, 2007)

10.30	Amended and Restated Unsecured Promissory Note by and between the Registrant and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2008)
10.31
Second Amended and Restated Unsecured Promissory Note by and between the Registrant and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on August 26, 2008)

10.32
First Amendment to Note and Construction Loan Agreement by and between Behringer Harvard Mockingbird Commons LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.33
First Amendment to Amended and Restated Deed of Trust, Security Agreement, Financing Statement and Assignment of Rental by Behringer Harvard Mockingbird Commons LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.34
First Modification Agreement by and between Behringer Harvard Mountain Village, LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)

10.35	First Amendment to Guaranty Agreement by and between the Registrant and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October 1, 2008)
10.36
First Amendment and Deed of Trust, Security Agreement, Financing Statement, and Assignment of Rental by Behringer Harvard Mountain Village, LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on October  1, 2008)

10.37
Third Amendment to Credit Agreement by and among Bank of America, N.A. and the Registrant dated October 30, 2008 (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.38
Purchase Agreement between Behringer Harvard Mockingbird Commons, LLC and Jel Investments Ltd  regarding the Hotel Palomar and Residences (previously filed and incorporated by reference to Form 8-K filed on December 3, 2008)

10.39
Third Amendment to Note and Construction Loan Agreement by and between Behringer Harvard Mockingbird Commons LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2009)

10.40	First Amendment to Guaranty Agreement by and between the Registrant and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2009)
10.41
Second Modification Agreement by and between Behringer Harvard Mountain Village, LLC and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2009)

10.42	Second Amendment to Guaranty Agreement by and between the Registrant and Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2009)
10.43
Second Deed of Trust, Security Agreement, Financing Statement, and Assignment of Rental by Behringer Harvard Mockingbird Commons LLC, as grantor, to Credit Union Liquidity Services, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2009)

10.44	Fourth Amended and Restated Unsecured Promissory Note dated November 13, 2009 by and between the Registrant and Behringer Harvard Holdings, LLC (filed herewith)
10.45	Second Amendment Agreement by and between Behringer Harvard Mockingbird Commons, LLC and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed on December 29, 2009)
10.46	Fifth Amendment to Credit Agreement by and between the Registrant and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed on December 29, 2009)
10.47
Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard 250/290 Carpenter LP in favor of PRLAP for the benefit of Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed on December 29, 2009)

10.48	Guaranty Agreement by Behringer Harvard 250/290 Carpenter LP and Bank of America, N.A. (previously filed and incorporated by reference to Form 8-K filed on December 29, 2009)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification
31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification
32.1*	Section 1350 Certifications

*filed herewith