Form 10-Q
period 2010-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2010-05-17
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
FORM 10-Q
Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	March 31,	Decmber 31,
	2010	2009
Assets
Real estate
Land	$31,000	$31,000
Buildings and improvements, net	103,461	101,960
Total real estate	134,461	132,960

Real estate inventory, net	53,506	53,770
Cash and cash equivalents	1,550	1,964
Restricted cash	3,288	2,520
Accounts receivable, net	3,972	3,905
Prepaid expenses and other assets	1,197	1,085
Furniture, fixtures, and equipment, net	2,120	2,424
Deferred financing fees, net	963	1,084
Lease intangibles, net	3,125	3,297
Total assets	$204,182	$203,009

Liabilities and Equity
Liabilities
Notes payable	$145,485	$142,106
Note payable to related party	13,918	13,918
Accounts payable	4,583	4,697
Payables to related parties	1,455	1,165
Acquired below-market leases, net	50	53
Accrued liabilities	4,874	6,555
Capital lease obligations	103	119
Total liabilities	170,468	168,613

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at March 31, 2010 and December 31, 2009	7,764	11,846
General partners	28,601	24,667
Partners' capital	36,365	36,513
Noncontrolling interest	(2,651)	(2,117)
Total equity	33,714	34,396
Total liabilities and equity	$204,182	$203,009

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
Revenues
Rental revenue	$2,422	$2,248
Hotel revenue	3,120	2,927
Total revenues	5,542	5,175

Expenses
Property operating expenses	3,865	3,854
Inventory valuation adjustment	1,667	-
Interest expense, net	1,437	1,661
Real estate taxes, net	770	656
Property and asset management fees	440	454
General and administrative	223	473
Advertising costs	52	101
Depreciation and amortization	1,661	1,545
Total expenses	10,115	8,744

Interest income	30	6
Loss on derivative instrument, net	(34)	(183)
Loss from continuing operations before income taxes and noncontrolling interest	(4,577)	(3,746)

Provision for income taxes	(39)	(48)
Loss from continuing operations before noncontrolling interest	(4,616)	(3,794)

Discontinued operations
Income from discontinued operations	-	7

Net loss	(4,616)	(3,787)

Noncontrolling interest in continuing operations	534	582
Noncontrolling interest in discontinued operations	-	(2)
Net loss attributable to noncontrolling interest	534	580

Net loss attributable to the Partnership	$(4,082)	$(3,207)

Amounts attributable to the Partnership
Continuing operations	$(4,082)	$(3,212)
Discontinued operations	-	5
Net loss attributable to the Partnership	$(4,082)	$(3,207)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(0.38)	$(0.30)
Income (loss) from discontinued operations attributable to the Partnership	-	-
Basic and diluted net loss per limited partnership unit	$(0.38)	$(0.30)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
(Unaudited)
(in thousands)

						Accumulated
	General Partners		Limited Partners			Comprehensive
						Loss
		Accumulated	Number of	Contributions/	Accumulated	Attributable to	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	the Partnership	Interest	Total

Balance as of January 1, 2010	$24,667	$-	10,804	$74,522	$(62,676)	$(62,676)	$(2,117)	$34,396

Comprehensive loss:

Net loss					(4,082)	(4,082)	(534)	(4,616)

Total comprehensive loss						(4,082)	(534)	(4,616)

Notes receivable							(635)	(635)

Contributions	3,934						635	4,569

Balance as of March 31, 2010	$28,601	$-	10,804	$74,522	$(66,758)	$(66,758)	$(2,651)	$33,714

							Accumulated
	General Partners		Limited Partners				Comprehensive
						Accumulated Other	Income (Loss)
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Income (Loss)	the Partnership	Interest	Total
Balance as of January 1, 2009	$9,208	$-	10,804	$76,039	$(49,638)	$(735)	$(50,373)	$317	$35,191

Comprehensive income (loss):

Net loss					(3,207)		(3,207)	(580)	(3,787)

Reclassifications due to hedging activities						246	246	-	246

Total comprehensive income (loss)							(2,961)	(580)	(3,541)

Distributions				(755)					(755)

Balance as of March 31, 2009	$9,208	$-	10,804	$75,284	$(52,845)	$(489)	$(53,334)	$(263)	$30,895

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net loss	$(4,616)	$(3,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,774	1,902
Inventory valuation adjustment	1,667	-
Loss on derivative instrument, net	34	183
Change in real estate inventory	(3,680)	(2,409)
Change in accounts receivable	(67)	(323)
Change in prepaid expenses and other assets	(112)	128
Change in lease intangibles	19	16
Change in accounts payable	(455)	82
Change in accrued liabilities	(1,756)	(2,422)
Change in payables or receivables with related parties	290	158
Cash used in operating activities	(6,902)	(6,472)

Cash flows from investing activities
Capital expenditures for real estate	(62)	(89)
Change in restricted cash	(768)	169
Cash (used in) provided by investing activities	(830)	80

Cash flows from financing activities
Proceeds from notes payable	3,454	833
Proceeds from note payable to related party	-	7,154
Payments on notes payable	(54)	(640)
Payments on capital lease obligations	(16)	(14)
Financing costs	-	(10)
Distributions	-	(755)
Contributions from general partners	3,934	-
Cash flows provided by financing activities	7,318	6,568

Net change in cash and cash equivalents	(414)	176
Cash and cash equivalents at beginning of period	1,964	4,584
Cash and cash equivalents at end of period	$1,550	$4,760

Supplemental disclosure:
Interest paid, net of amounts capitalized	$823	$1,333

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$635	$-
Capital expenditures for real estate in accrued liabilities	$54	$8
Reclassification of real estate inventory to buildings	$2,611	$-

Non-cash financing activities:
Contributions from noncontrolling interest holder	$635	$-
Financing costs in accrued liabilities	$12	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of March 31, 2010, ten of the twelve properties we acquired remain in our portfolio. We are not currently seeking to purchase additional properties for our portfolio.

Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

During the first quarter of 2010, as in 2009, the U.S. and global economies continued to experience the effects of a significant downturn, which includes disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result of the current economy, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.  As of March 31, 2010, $38.8 million of the outstanding balance of our notes payable matures in the next twelve months.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Of the $38.8 million of notes payable maturing in the next twelve months, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

2.	Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of March 31, 2010 and our consolidated statements of equity, operations and cash flows for the periods ended March 31, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2010 and December 31, 2009 and our consolidated results of operations and cash flows for the periods ended March 31, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the United States of America (“GAAP”), which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2010 and for each of the following four years ended December 31 is as follows (in thousands):

April 1 - December 31, 2010	$86
2011	83
2012	49
2013	49
2014	47

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows (in thousands):

	Buildings and	Lease	Acquired Below-
As of March 31, 2010	Improvements	Intangibles	Market Leases
Cost	$121,404	$5,244	$(128)
Less: depreciation and amortization	(17,943)	(2,119)	78
Net	$103,461	$3,125	$(50)

	Buildings and	Lease	Acquired Below-
As of December 31, 2009	Improvements	Intangibles	Market Leases
Cost	$118,743	$5,339	$(131)
Less: depreciation and amortization	(16,783)	(2,042)	78
Net	$101,960	$3,297	$(53)

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.  During the first quarter of 2010, as in 2009, the U.S. and global economies continued to experience a significant downturn, which includes disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  There were no impairment charges for the three months ended March 31, 2010 and 2009.  However, real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such non-cash charges could have an adverse effect on our consolidated financial position and operations.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration factors such as current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs, appraisals and management’s plans for the property.  Estimates used in the determination of the estimated fair value of real estate inventory are based on factors known to management at the time such estimates are made.

During the first quarter of 2010, the U.S. housing market and related condominium sector continued to experience the nationwide downturn that began in 2006.  The housing market has experienced an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and deteriorating conditions in the overall economy.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the three months ended March 31, 2010, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods.  There were no inventory valuation adjustments for the three months ended March 31, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges could have an adverse effect on our consolidated financial position.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.1 million at March 31, 2010 and December 31, 2009.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory, prepaid directors’ and officers’ insurance, prepaid advertising, as well as prepaid insurance.  Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $4.6 million and $4.3 million at March 31, 2010 and December 31, 2009, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $0.6 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2010 and 2009 was approximately $18,000 and $45,000, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

During the three months ended March 31, 2010, we issued notes receivable totaling $0.6 million to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”).  Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our consolidated statement of equity and comprehensive loss for the three months ended March 31, 2010.

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2010, we recognized a provision for current tax expense of approximately $38,000 and a provision for a deferred tax expense of approximately $1,000 related to the Texas margin tax.  For the three months ended March 31, 2009, we recognized a provision for current tax expense of approximately $49,000 and a deferred tax benefit of approximately $1,000 related to the Texas margin tax.  The Partnership does not have any entity level uncertain tax positions.

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

There have been no changes during the first quarter of 2010 related to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table sets forth our financial assets and (liabilities) measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 (in thousands).  Our derivative financial instruments are classified in “Accrued liabilities” on our consolidated balance sheet at March 31, 2010 and December 31, 2009.  See Note 9, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.

March 31, 2010	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$(576)	$-	$(576)

December 31, 2009	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$(879)	$-	$(879)

Nonrecurring Fair Value Measurements

Inventory Valuation Adjustment

During the first quarter of 2010 the housing market and related condominium sales continued to experience difficult conditions and as a result we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods for the three months ended March 31, 2010.  The inputs used to calculate the fair value of these assets included current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during March 31, 2010 (in thousands):

				Total	Gain
March 31, 2010	Level 1	Level 2	Level 3	Fair Value	(Loss)
Real estate inventory, net	$-	$-	$7,107	$7,107	$(1,667)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Disclosures

Fair value of financial instruments

As of March 31, 2010 and December 31, 2009, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $159.5 million and $156.1 million as of March 31, 2010 and December 31, 2009, respectively, have a fair value of approximately $158.6 million and $155.0 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of March 31, 2010 and December 31, 2009.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of March 31, 2010, we wholly owned the following properties:
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

As of March 31, 2010, we owned interests in the following properties through separate limited partnerships or joint venture agreements:
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

On March 3, 2005, we acquired an 80% interest in Bretton Woods, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders.  Development construction of the land was completed in April 2007.  Construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009.  We capitalized certain costs associated with Bretton Woods development and construction.  As a result of the completed construction of speculative homes during the quarter ended June 30, 2009, additional costs will no longer be capitalized.  For the three months ended March 31, 2009, we capitalized a total of $0.6 million in costs associated with the development of Bretton Woods to real estate inventory.  During the three months ended March 31, 2009, we capitalized approximately $48,000 in interest costs.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we plan to construct 23 luxury condominium units.  Construction is expected to be completed in late 2010.  Certain costs associated with Cassidy Ridge development were capitalized and will continue to be capitalized by us until construction is completed.  For the three months ended March 31, 2010 and 2009 we capitalized a total of $4.0 million and $2.7 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the three months ended March 31, 2010 and 2009, we capitalized $0.4 million and $0.3 million, respectively, in interest costs for Cassidy Ridge.

As reported previously, the U.S. housing market and related condominium sector continued to decline in the first quarter of 2010.  We implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As a result of the leasing program, approximately $2.6 million in costs were reclassified from real estate inventory to buildings on our consolidated balance sheet during the three months ended March 31, 2010.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

8.	Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	Balance		Interest	Maturity
Description	March 31, 2010	December 31, 2009	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1222 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - Bank of America	9,422	9,436	7.34%	4/11/2011
Plaza Skillman Loan - unamortized premium	229	250		4/11/2011
Hotel Palomar and Residences - Credit Union Liquidity Services	24,950	24,950	Prime + 1.0% (2)	10/1/2011
Hotel Palomar and Residences - Bank of America Loan	41,218	41,218	30-day LIBOR + 1.75% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	18.0%	10/9/2009
Bretton Woods Loan - Citibank, N.A.	1,306	1,306	6.0% (4)	7/15/2011
Bretton Woods Loans - Dallas City Bank	5,521	5,521	6.0% (5)	4/15/2010 (8)
Landmark I Loan - State Farm Bank	10,450	10,450	30-day LIBOR + 1.4% (3)	10/1/2010 (8)
Landmark II Loan - State Farm Bank	11,550	11,550	30-day LIBOR + 1.4% (3)	10/1/2010 (8)
Melissa Land Loan - Dallas City Bank	1,670	1,710	5.5% (6)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	14,225	10,771	6.5% (7)	10/1/2011
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	145,485	142,106
Amended BHH Loan - related party	13,918	13,918	5.0%	11/13/2012
	$159,403	$156,024

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

(2)	Prime rate at March 31, 2010 was 3.25%.

(3)	30-day LIBOR was 0.2% at March 31, 2010.

(4)	Rate is the higher of prime plus 2.0% or 6.0%.

(5)	Rate is the higher of prime plus 0.5% or 6.0%.

(6)	Rate is the higher of prime plus 0.5% or 5.5%.

(7)	Rate is the higher of prime plus 1.5% or 6.5%.

(8)	We are currently in negotiations with the lender to extend the loan agreement.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of March 31, 2010, of our $159.4 million in debt, $97.8 million is subject to variable interest rates, excluding those notes subject to minimum interest rates, $38.0 million of which is effectively fixed by an interest rate swap agreement.  In addition, as of March 31, 2010, $38.8 million of the outstanding balance of our notes payable matures in the next twelve months.  We are working with lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  Of that amount, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met. We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Our 30% noncontrolling partner previously entered into multiple loan agreements with the Mockingbird Commons Partnership, an entity in which we have a 70% direct and indirect ownership interest, totaling $1.3 million.  All of these loans matured prior to December 31, 2009 with interest rates ranging from 6% to 12%.  Nonpayment of the outstanding balances due and payable on the maturity dates of the loan agreements constitute an event of default.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  All of these loans are unsecured and are subordinate to payment of any mortgage debt.  We believe that we are in compliance with all other covenants under these loan agreements.

On April 15, 2008, Behringer Harvard Northwest Highway LP, our wholly-owned subsidiary, entered into five separate loan agreements with Dallas City Bank.  The total outstanding balance under these loans was $5.5 million at March 31, 2010.  Proceeds from the loans were used to construct five luxury homes at Bretton Woods.  All principal balances, together with all accrued, but unpaid interest were due and payable on April 15, 2010, the maturity dates.  We are currently in negotiations with the lender to further extend the maturity date of these loan agreements.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.

We have not made the full required mortgage payments on the Plaza Skillman Loan for several months.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the outstanding principal balance was approximately $9.4 million at March 31, 2010.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender may accelerate maturity with all unpaid interest and principal immediately due and payable.  Additionally, as stated above, the Bretton Woods loans at Dallas City Bank matured on April 15, 2010.  While negotiations with the lender continue, nonpayment of the outstanding principal balance of $5.5 million on April 15, 2010 constitutes an event of default.  We are currently in negotiations with the lenders to waive the events of noncompliance or modify the loan agreements.  However, there are no assurances that we will be successful in our negotiations with the lenders, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  We have no cross default provisions in any of our debt agreements.  As a result, the above events of default create no additional defaults under our other loan agreements.

We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2010.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the Amended BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the Amended BHH Loan and the Plaza Skillman Loan, all loans are unconditionally guaranteed by us.

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

Interest calculated on borrowings under our loan agreement related to Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedging instrument.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap and related interest expense are recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the three months ended March 31, 2010 and 2009, we recorded a gain of $0.3 million and $0.1 million, respectively, to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value and $0.3 million for each of the three months ended March 31, 2010 and 2009, for related interest expense.

Derivative instruments classified as liabilities were reported at their combined fair values of $0.6 million and $0.9 million in accrued liabilities at March 31, 2010 and December 31, 2009, respectively.  Realized losses on interest rate derivatives for the three months ended March 31, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.2 million.  This amortization of the unrealized loss held in other comprehensive income to earnings took place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009.

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2010, but do not represent exposure to credit, interest rate, or market risks (dollar amounts in thousands):

		Interest Swap	Interest Swap
Hedge Type	Notional Amount	Pay Rate	Receive Rate	Maturity	Fair Value
Interest rate swap - fair value	$38,000	3.77%	30-day LIBOR	September 6, 2010	$(576)

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 (in thousands).

	As of March 31, 2010		As of December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap	Accrued liabilities	$(576)	Accrued liabilities	$(879)

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands).

		Amount of Gain or (Loss) on Derivatives
		Recognized in Income
Derivatives not designated as	Location of Gain or (Loss) on Derivatives	Three months ended March 31,
hedging instruments	Recognized in Income	2010	2009

Interest rate swap	Loss on derivative instruments, net	$303	$124
Interest rate swap	Interest expense	-	(245)

Total		$303	$(121)

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

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at March 31, 2010 are as follows (in thousands):

Year ending	Amount
April 1 - December 31, 2010	$56
2011	55
Total minimum future lease payments	111

Less: amounts representing interest	8

Total future lease principal payments	$103

11.	Partners’ Capital

In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  We do not anticipate that payment of distributions will resume in the near-term.  We declared monthly distributions totaling approximately $0.8 million during the quarter ended March 31, 2009, which represented a 3% annualized rate of return based on an investment in our limited partnership units of $9.44 per unit as a result of special distributions of a portion of net proceeds from the prior sale of properties.  Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of our distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as ”Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the three months ended March 31, 2010 and 2009, we incurred property management fees payable to our Property Manager of $0.1 million.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the three months ended March 31, 2010, we incurred asset management fees of $0.3 million, of which approximately $44,000 was capitalized to real estate and approximately $17,000 was waived.  For the three months ended March 31, 2009, we incurred asset management fees of $0.3 million of which approximately $28,000 was capitalized to real estate inventory.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the three months ended March 31, 2010 or 2009.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For each of the three months ended March 31, 2010 and 2009, we incurred such costs for administrative services totaling $0.1 million of which the entire amount was waived for the three months ended March 31, 2010.  In addition, Behringer Advisors II or its affiliates waived $3.9 million for reimbursement of operating expenses for the three months ended March 31, 2010, which is classified as capital contributions on our consolidated statement of equity and comprehensive loss.

On November 13, 2009, we entered into the Fourth Amended BHH Loan, pursuant to which we may borrow a maximum of $40.0 million.  The outstanding principal balance under the Fourth Amended BHH Loan as of March 31, 2010 was $13.9 million.  On December 31, 2009, Behringer Holdings forgave $15.0 million of principal borrowings and all accrued interest thereon which was accounted for as a capital contribution by our General Partners.   The Fourth Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Fourth Amended BHH Loan is November 13, 2012.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital purposes and capital expenditures.

At March 31, 2010, we had payables to related parties of approximately $1.5 million.  This balance consists primarily of interest accrued on the Fourth Amended BHH Loan and management fees payable to our property managers.

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

On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  The property was sold to Behringer Harvard Holdings, LLC (“BHH”), an affiliate of our General Partners.  Results for the three months ended March 31, 2009 represent final settlements for operations of the property and are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2009 (in thousands):

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Three months
ended
March 31, 2009

Rental revenue	$3

Expenses
Property operating expenses	2
Real estate taxes	(7)
Property and asset management fees	1
Total expenses	(4)

Net income	7

Noncontrolling interest	(2)

Income from discontinued operations attributable to the Partnership	$5

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of us and our subsidiaries, including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unitholders, the estimated per unit value of our limited partnership units and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for distributions and capital expenditures;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

•	future increases in interest rates;

•	impairment charges;

•	our ability to retain the executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates: and

•	unfavorable changes in laws or regulations impacting our business or our assets.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

On January 14, 2010, Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REIT’s and direct participation programs such as ours.  As of March 31, 2010, the estimated valuation per limited partnership unit remains $6.45.  As contemplated by our partnership agreement, Behringer Advisors II will update its estimated per unit valuation annually.  In addition, if the general partners determine to distribute net sales proceeds upon the sale of one of our remaining properties, the general partners would generally adjust the estimated per unit valuation for that distribution.

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

Generally, we do not anticipate selling our assets until we feel it is the right time to dispose of an asset, or we feel that the economy has improved, and we have the opportunity to realize additional value.  Our general partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  Therefore, as we have previously disclosed, we will not be liquidated in our original estimated time frame, but rather in a time frame that our general partners believe will provide more value to the limited partners.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be VIE’s in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Market Overview

During the first quarter of 2010, as in 2009, the U.S. and global economies continued to experience the effects of a significant downturn, which includes disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  Consequently, we believe that overall demand across most real estate sectors will continue to remain low and that rental rates will remain weak through at least the first half of 2010.  The national vacancy percentage for office space continued to increase during 2009.  Additionally, the hospitality industry continues to be negatively affected by the current economic recession.  In addition to reduced occupancy, the national Average Daily Rate (“ADR”) has declined as compared to the prior year and we expect that Hotel Palomar will continue to experience the effects of the current economic recession.

Nine of our real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth metropolitan area. This market and Texas in general have historically been more resistant to recessionary trends than much of the nation.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many other markets.  According to a recent study by the Brookings Institution, a public policy think tank in Washington, D.C., the Dallas-Fort Worth metropolitan area had one of the strongest economies in the nation during the last quarter of 2009.  The Dallas-Fort Worth area is expected to experience modest leasing volume in 2010.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result of the current economy, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.  Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of March 31, 2010 and 2009.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended March 31, 2010 and 2009.

As a result of the continuing decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2010 and 2009 was $2.4 million and $2.2 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The increase in rental revenues for the three months ended March 31, 2010 is primarily due to leasing of the unsold condominium units at Hotel Palomar and Residences.  Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the three months ended March 31, 2010 and 2009 was $3.1 million and $2.9 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The continuing economic recession, global credit crisis, and weak consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve significantly until the overall U.S. economy experiences sustained growth and lodging demand increases.

Property Operating Expenses. Property operating expenses for each of the three months ended March 31, 2010 and 2009 were $3.9 million and were comprised of expenses related to the daily operations of our properties.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Inventory Valuation Adjustment. The inventory valuation adjustment for the three months ended March 31, 2010 was $1.7 million and was composed of non-cash adjustments related to the constructed luxury homes and developed land lots at Bretton Woods.  During the first quarter of 2010, the U.S. housing market and related condominium sector continued to experience its nationwide downturn that began in 2006.  The housing market has experienced an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2010 and 2009 was $1.4 million and $1.7 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  For the three months ended March 31, 2010 and 2009 we capitalized interest costs of $0.4 million and $0.3 million, respectively, for Cassidy Ridge.  Interest costs for construction of the luxury homes at Bretton Woods were capitalized until construction was completed during the quarter ended June 30, 2009.  For the three months ended March 31, 2009, we capitalized interest costs of $48,000 for Bretton Woods.  Interest expense for the three months ended March 31, 2009 also includes the reclassification of approximately $0.2 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets continue to experience volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2010 and 2009 were $0.8 million and $0.7 million, respectively, and were comprised of real estate taxes from each of our properties.  The increase for the three months ended March 31, 2010 is primarily due to a successful appeal of property valuations in 2009.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.5 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $17,000 were waived by Behringer Advisors II for the three months ended March 31, 2010. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 and 2009 were $0.2 million and $0.5 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.1 million for the three months ended March 31, 2010.  The decrease for the three months ended March 31, 2010 is primarily the result of reduced auditing costs and legal costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 were $1.7 million and $1.5 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the three months ended March 31, 2010 and 2009 was $34,000 and $183,000, respectively.  In September 2007, we entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan with Bank of America, which was designated as a cash flow hedge.  Accordingly, changes in the fair value of the swap were recorded in accumulated other comprehensive loss at each measurement date.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement has not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap are recognized in current earnings.  We mark the interest rate swap to its estimated fair value as of each balance sheet date.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the three months ended March 31, 2010 and 2009 was $0.5 million and $0.6 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Income from Discontinued Operations. Income from discontinued operations for the three months ended March 31, 2009 represents final settlements related to operations of 4245 N. Central which was sold on September 30, 2008.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2010 was $6.9 million and was comprised primarily of the net loss of $4.6 million, adjusted for depreciation and amortization of $1.8 million, inventory valuation adjustments of $1.7 million, an increase in real estate inventory of $3.7 million and changes in working capital accounts of $2.1 million.  Cash used in operating activities for the three months ended March 31, 2009 was $6.5 million and was comprised primarily of the net loss of $3.8 million, adjusted for depreciation and amortization of $1.9 million, an increase in real estate inventory of $2.4 million and other changes in working capital accounts of $2.4 million.

Cash used in investing activities for the three months ended March 31, 2010 was $0.8 million and was primarily comprised of an increase in restricted cash related to our properties.  Cash provided by investing activities for the three months ended March 31, 2009 was $0.1 million and was comprised of changes in restricted cash of $0.2 million, partially offset by capital expenditures for real estate of $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2010 was $7.3 million and consisted primarily of proceeds from notes payable, net of payments, of $3.4 million and contributions from our general partner, Behringer Advisors II, of $3.9 million.  Cash provided by financing activities was $6.6 million for the three months ended March 31, 2009 and consisted primarily of proceeds from notes payable, net of payments, of $7.3 million, partially offset by distributions of $0.8 million.

Liquidity and Capital Resources

Our cash and cash equivalents were $1.6 million at March 31, 2010.  Our principal demands for funds will be for the payment of capital improvements, operating expenses and for the payment of our outstanding indebtedness.  Generally, these cash needs are currently expected to be met from borrowings and proceeds from the disposition of properties, as set forth in more detail below.

The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  We do not anticipate that payment of distributions will resume in the near-term.  Our General Partners, in their discretion, may also defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

Distributions paid in the three months ended March 31, 2009 were approximately $0.8 million.  We discontinued payment of monthly distributions beginning with the 2009 third quarter.  For the three months ended March 31, 2009, we had negative cash flow from operating activities of approximately $6.5 million.  Accordingly, cash amounts distributed to our limited partners for the three months ended March 31, 2009 exceeded cash flow from operating activities, which difference was funded from our borrowings.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of March 31, 2010, of our $159.4 million in debt, $97.8 million is subject to variable interest rates, excluding those notes subject to minimum interest rates, $38.0 million of which is effectively fixed by an interest rate swap agreement. As of March 31, 2010, $38.8 million of the outstanding balance of our notes payable matures within the next twelve months.   We are working with lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  Of that amount, only $5.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  There is no guaranty that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.  As a result, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Given current market conditions, however, the life of this investment program will extend beyond its original anticipated liquidation date.

Our 30% noncontrolling partner previously entered into multiple loan agreements with the Mockingbird Commons Partnership, an entity in which we have a 70% direct and indirect ownership interest, totaling $1.3 million.  All of these loans matured prior to December 31, 2009 with interest rates ranging from 6% to 12%.  Nonpayment of the outstanding balances due and payable on the maturity dates of the loan agreements constitute an event of default.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  All of these loans are unsecured and are subordinate to payment of any mortgage debt.  We believe that we are in compliance with all other covenants under these loan agreements.

On April 15, 2008, Behringer Harvard Northwest Highway LP, our wholly-owned subsidiary, entered into five separate loan agreements with Dallas City Bank.  The total outstanding balance under these loans was $5.5 million at March 31, 2010.  Proceeds from the loans were used to construct five luxury homes at Bretton Woods.  All principal balances, together with all accrued, but unpaid interest were due and payable on April 15, 2010, the maturity dates.  We are currently in negotiations with the lender to further extend the maturity date of these loan agreements.

Generally, our notes payable mature approximately three to five years from origination.  Most of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.

We have not made the full required mortgage payments on the Plaza Skillman Loan for several months.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the outstanding principal balance was approximately $9.4 million at March 31, 2010.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender may accelerate maturity with all unpaid interest and principal immediately due and payable.  Additionally, as stated above, the Bretton Woods loans at Dallas City Bank matured on April 15, 2010.  While negotiations with the lender continue, nonpayment of the outstanding principal balance of $5.5 million on April 15, 2010 constitutes an event of default.  We are currently in negotiations with the lenders to waive the events of noncompliance or modify the loan agreements.  However, there are no assurances that we will be successful in our negotiations with the lenders, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  We have no cross default provisions in any of our debt agreements.  As a result, the above events of default create no additional defaults under our other loan agreements.

We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2010.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the Amended BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the Amended BHH Loan and Plaza Skillman Loan, all loans are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees and advertising costs.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three months ended March 31, 2010 and 2009 are presented below (in thousands).

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

Total revenues	$5,542	$5,175

Operating expenses
Property operating expenses	3,865	3,854
Real estate taxes, net	770	656
Property and asset management fees	440	454
Advertising costs	52	101
Less: Asset management fees	(218)	(236)
Total operating expenses	4,909	4,829

Net operating income	$633	$346

Reconciliation to Net loss
Net operating income	$633	$346

Less: Depreciation and amortization	(1,661)	(1,545)
General and administrative expenses	(223)	(473)
Interest expense, net	(1,437)	(1,661)
Asset management fees	(218)	(236)
Inventory valuation adjustment	(1,667)	-
Provision for income taxes	(39)	(48)
Add: Interest income	30	6
Loss on derivative instruments, net	(34)	(183)
Income (loss) from discontinued operations	-	7

Net loss	$(4,616)	$(3,787)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Net loss	$(4,616)	$(3,787)
Net loss attributable to noncontrolling interest	534	580

Adjustments
Real estate depreciation and amortization (1)	1,440	1,365
Inventory valuation adjustment (1)	1,667	-
Debt service, net of amounts capitalized (1)	(1,103)	(1,095)
Capital improvements (1)(2)	(55)	(81)
Net cash from operations	$(2,133)	$(3,018)

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2010 and 2009 include building improvements, tenant improvements and furniture and fixtures.

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

Cash flow from operations will not be invested in the acquisition of properties.  However, at the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sales proceeds will not be reinvested but will be distributed to the partners.  Thus, we are intended to be self-liquidating in nature.  Our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties.  Our General Partners may also determine not to distribute net sales proceeds if such proceeds are:

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $159.4 million in notes payable at March 31, 2010, approximately $97.8 million represented debt subject to variable interest rates, excluding those notes subject to minimum interest rates.  If our variable interest rates increased 100 basis points, excluding the $38.0 million of debt effectively fixed by an interest rate swap agreement, we estimate that total annual interest expense would increase by approximately $0.6 million.

A 100 basis point decrease in interest rates would result in a $45,000 net decrease in the fair value of our interest rate swap.  A 100 basis point increase in interest rates would result in a $130,000 net increase in the fair value of our interest rate swap.

At March 31, 2010, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of March 31, 2010 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults Upon Senior Securities.

We have not made the full required mortgage payments on the Plaza Skillman Loan due for several months.  We expect to continue making partial mortgage payments until the loan is restructured or modified.  The loan matures on April 11, 2011 and the outstanding principal balance was approximately $9.4 million at March 31, 2010.  Failure to make the full mortgage payment constitutes a default under the debt agreement and, absent a waiver or modification of the debt agreement, the lender may accelerate maturity with all unpaid interest and principal immediately due and payable.  Additionally, as stated above, the Bretton Woods loans at Dallas City Bank matured on April 15, 2010.  While negotiations with the lender continue, nonpayment of the outstanding principal balance of $5.5 million on April 15, 2010 constitutes an event of default.  We are currently in negotiations with the lenders to waive the events of noncompliance or modify the loan agreements.  However, there are no assurances that we will be successful in our negotiations with the lenders, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  We have no cross default provisions in any of our debt agreements.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 17, 2010		By:	/s/ Gary S. Bresky
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