Form 10-Q
period 2010-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2010-11-15
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Quarter Ended September 30, 2010

PART I
FINANCIAL INFORMATION
Item 1.          Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	September 30,	Decmber 31,
	2010	2009
Assets
Real estate
Land	$30,085	$31,000
Buildings and improvements, net	101,336	101,960
Total real estate	131,421	132,960

Real estate inventory, net	58,846	53,770
Cash and cash equivalents	2,195	1,964
Restricted cash	4,018	2,520
Accounts receivable, net	4,010	3,905
Prepaid expenses and other assets	1,127	1,085
Furniture, fixtures, and equipment, net	1,548	2,424
Deferred financing fees, net	716	1,084
Lease intangibles, net	2,644	3,297
Total assets	$206,525	$203,009

Liabilities and Equity
Liabilities
Notes payable	$152,053	$142,106
Note payable to related party	13,918	13,918
Accounts payable	3,491	4,697
Payables to related parties	2,220	1,165
Acquired below-market leases, net	-	53
Accrued liabilities	7,122	6,555
Capital lease obligations	71	119
Total liabilities	178,875	168,613

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2010 and December 31, 2009	736	11,846
General partners	30,537	24,667
Partners' capital	31,273	36,513
Noncontrolling interest	(3,623)	(2,117)
Total equity	27,650	34,396
Total liabilities and equity	$206,525	$203,009

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Rental revenue	$3,234	$2,275	$8,108	$6,543
Hotel revenue	3,000	2,881	9,386	9,200
Real estate inventory sales	850	310	1,680	310
Total revenues	7,084	5,466	19,174	16,053

Expenses
Property operating expenses	3,986	3,989	11,877	12,151
Asset impairment loss	-	-	2,774	-
Inventory valuation adjustment	-	-	1,667	-
Interest expense, net	1,375	1,860	4,213	5,236
Real estate taxes, net	482	771	1,958	1,828
Property and asset management fees	441	427	1,318	1,356
General and administrative	207	377	689	1,277
Advertising costs	117	61	235	207
Depreciation and amortization	1,870	1,660	5,270	4,795
Cost of real estate inventory sales	875	263	1,718	263
Total expenses	9,353	9,408	31,719	27,113

Interest income	37	3	105	14
Loss on derivative instrument, net	(1)	(163)	(39)	(435)
Loss from continuing operations before income taxes and noncontrolling interest	(2,233)	(4,102)	(12,479)	(11,481)

Provision for income taxes	(56)	(36)	(137)	(157)
Loss from continuing operations before noncontrolling interest	(2,289)	(4,138)	(12,616)	(11,638)

Discontinued operations
Income (loss) from discontinued operations	-	(5)	-	3

Net loss	$(2,289)	$(4,143)	$(12,616)	$(11,635)

Noncontrolling interest in continuing operations	507	764	1,506	1,919
Noncontrolling interest in discontinued operations	-	2	-	(9)
Net loss attributable to noncontrolling interest	507	766	1,506	1,910

Net loss attributable to the Partnership	$(1,782)	$(3,377)	$(11,110)	$(9,725)

Amounts attributable to the Partnership
Continuing operations	$(1,782)	$(3,374)	$(11,110)	$(9,719)
Discontinued operations	-	(3)	-	(6)
Net loss attributable to the Partnership	$(1,782)	$(3,377)	$(11,110)	$(9,725)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(0.17)	$(0.31)	$(1.03)	$(0.90)
Income from discontinued operations attributable to the Partnership	-	-	-	-
Basic and diluted net loss per limited partnership unit	$(0.17)	$(0.31)	$(1.03)	$(0.90)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
(Unaudited)
(in thousands)

						Accumulated
	General Partners		Limited Partners			Comprehensive Loss
		Accumulated	Number of		Accumulated	Attributable to	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	the Partnership	Interest	Total

Balance as of January 1, 2010	$24,667	$-	10,804	$74,522	$(62,676)	$(62,676)	$(2,117)	$34,396

Comprehensive loss:

Net loss					(11,110)	(11,110)	(1,506)	(12,616)

Total comprehensive loss						(11,110)	(1,506)	(12,616)

Notes receivable							(936)	(936)

Contributions	5,870						936	6,806

Balance as of September 30, 2010	$30,537	$-	10,804	$74,522	$(73,786)	$(73,786)	$(3,623)	$27,650

							Accumulated Comprehensive
	General Partners		Limited Partners			Accumulated Other	Income (Loss)
		Accumulated	Number of	Contributions/	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Contributions	Losses	Units	(Distributions)	Losses	Income (Loss)	the Partnership	Interest	Total
Balance as of January 1, 2009	$9,208	$-	10,804	$76,039	$(49,638)	$(735)	$(50,373)	$317	$35,191

Comprehensive income (loss):

Net loss					(9,725)		(9,725)	(1,910)	(11,635)

Reclassifications due to hedging activities						735	735	-	735

Total comprehensive loss							(8,990)	(1,910)	(10,900)

Distributions				(1,517)					(1,517)

Balance as of September 30, 2009	$9,208	$-	10,804	$74,522	$(59,363)	$-	$(59,363)	$(1,593)	$22,774

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net loss	$(12,616)	$(11,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,542	5,875
Asset impairment loss	2,774	-
Inventory valuation adjustment	1,667	-
Loss on derivative instrument, net	39	435
Change in real estate inventory	(11,036)	(7,754)
Change in accounts receivable	(105)	271
Change in prepaid expenses and other assets	(42)	138
Change in lease intangibles	(116)	(66)
Change in accounts payable	(334)	27
Change in accrued liabilities	(389)	(2,003)
Change in payables or receivables with related parties	1,055	757
Cash used in operating activities	(13,561)	(13,955)

Cash flows from investing activities
Capital expenditures for real estate	(535)	(346)
Change in restricted cash	(1,498)	(227)
Cash used in investing activities	(2,033)	(573)

Cash flows from financing activities
Proceeds from notes payable	12,022	2,634
Proceeds from note payable to related party	-	13,200
Payments on notes payable	(2,007)	(2,095)
Payments on capital lease obligations	(48)	(44)
Financing costs	(12)	(74)
Distributions	-	(1,777)
Contributions from general partners	5,870	-
Cash provided by financing activities	15,825	11,844

Net change in cash and cash equivalents	231	(2,684)
Cash and cash equivalents at beginning of period	1,964	4,584
Cash and cash equivalents at end of period	$2,195	$1,900

Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,715	$4,047
Income tax paid	$149	$203

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$936	$-
Capital expenditures for real estate in accrued liabilities	$5	$-
Reclassification of real estate inventory to buildings	$4,381	$11,500

Non-cash financing activities:
Contributions from noncontrolling interest holder	$936	$-
Financing costs in accrued liabilities	$-	$25

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of September 30, 2010, ten of the twelve properties we acquired remained in our portfolio.  We are not currently seeking to purchase additional properties for our portfolio.

On October 11, 2010, after negotiations with the lender, we agreed to transfer possession and control of our wholly owned shopping/service center in Dallas, Texas (“Plaza Skillman”) to a receiver.  The property was not generating sufficient cash flow to cover its debt service and was not expected to cover its debt service for the foreseeable future.  The loan secured by this property is nonrecourse to us.

Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of a significant downturn that began in 2008.  This downturn includes disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result of the current economy, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.  As of September 30, 2010, $47.6 million of our notes payable, $3.0 million in past due principal amounts and an additional $0.1 million in principal payments are due in the next twelve months.  Of the $47.6 million of notes payable maturing in the next twelve months, $9.4 million is related to the Plaza Skillman property and $22.0 million due on October 1, 2010 on the Landmark properties was extended subsequent to September 30, 2010 to April 1, 2011 with options to extend the maturity date for up to six additional months.  We are working with all lenders, with respect to our remaining debt due within the next twelve months, to either extend the maturity dates of the loans or refinance the loans under different terms.

We failed to make a mandatory $3.0 million principal payment on or before September 30, 2010, as required by the loan agreement on the condominium project at Hotel Palomar and Residences.  Nonpayment of the mandatory amount due constitutes an event of default under the loan agreement.  The outstanding principal balance under the loan agreement was $25.0 million at September 30, 2010.   This default created a cross-default under a separate loan agreement to construct condominiums in Telluride, Colorado of which the outstanding principal balance was $22.8 million at September 30, 2010.  As a result of the defaults, the lender may demand immediate payment of the entire loan balances and all past due amounts may bear interest up to maximum amounts under applicable law.  We have been and currently are in negotiations to extend or modify the loan agreement at the condominium project.

We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  See Note 8, “Notes Payable” for additional information regarding our current debt and Note 12, “Related Party Arrangements” for information regarding support from our sponsor.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of September 30, 2010 and our consolidated statements of operations, equity and cash flows for the periods ended September 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2010 and December 31, 2009 and our consolidated results of operations and cash flows for the periods ended September 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.    All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

Anticipated amortization associated with acquired lease intangibles, excluding those associated with the Plaza Skillman property which was placed into receivership in October 2010, for the period from October 1 through December 31, 2010 and for each of the following four years ended December 31 is as follows:

October 1 - December 31, 2010	$6
2011	15
2012	3
2013	3
2014	3

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease
As of September 30, 2010	Improvements	Intangibles
Cost	$121,654	$5,026
Less: depreciation and amortization	(20,318)	(2,382)
Net	$101,336	$2,644

	Buildings and	Lease	Acquired Below-
As of December 31, 2009	Improvements	Intangibles	Market Leases
Cost	$118,743	$5,339	$(131)
Less: depreciation and amortization	(16,783)	(2,042)	78
Net	$101,960	$3,297	$(53)

Due to the continuing decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As a result of the leasing program, approximately $4.4 million in costs were reclassified from real estate inventory to buildings on our consolidated balance sheet during the nine months ended September 30, 2010.  Although our strategy for the project continues to be to sell the units, we will be generating rental income by leasing the units until the condominium market improves.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to, major vacancies and the resulting loss of revenues, natural disasters, bona fide purchase offers and a change in the economic climate.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has been performing an analysis of the value of our real estate assets at each reporting date and will continue to do so until the economy recovers.

We received notice that tenants representing approximately 25,000 square feet at our Plaza Skillman property would not be renewing or extending their lease.  As a result of the significant drop in occupancy, we recognized a $2.8 million impairment charge related to the property for the three months ended June 30, 2010.  There were no additional impairment charges during the nine months ended September 30, 2010 and 2009.  However, real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such charges could have an adverse effect on our consolidated financial position and operations.

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

The U.S. housing market and related condominium sector continued to experience the downturn that began in 2006.  The housing market has experienced reduced demand, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally weak conditions in the overall economy.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the three months ended March 31, 2010, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods.  We recognized no inventory valuation adjustments for the three and nine months ended September 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such charges could have an adverse effect on our consolidated financial position.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes monies to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was approximately $30,000 and $0.1 million at September 30, 2010 and December 31, 2009, respectively.

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $5.3 million and $4.3 million at September 30, 2010 and December 31, 2009, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $0.7 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively.

Derivative Financial Instruments

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges have been entered into to limit our exposure to increases in the London Interbank Offer Rate (“LIBOR”) above a “strike rate” on certain of our floating-rate debt.

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

We do not own any derivative instruments as of September 30, 2010.  See Notes 5, “Fair Value Measurements” and 13, “Derivative Instruments and Hedging Activities” for further information regarding our use of derivative financial instruments.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for each of the nine months ended September 30, 2010 and 2009 was approximately $55,000 and $46,000, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the nine months ended September 30, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

During the nine months ended September 30, 2010, we issued notes receivable totaling $0.9 million to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”).  Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our consolidated statement of equity and comprehensive loss for the nine months ended September 30, 2010.

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the nine months ended September 30, 2010, we recognized a provision for current tax expense of approximately $139,000 and a deferred tax benefit of approximately $2,000 related to the Texas margin tax.  For the nine months ended September 30, 2009, we recognized a provision for current tax expense of approximately $156,000 and a deferred tax expense of approximately $1,000 related to the Texas margin tax.  The Partnership does not have any entity level uncertain tax positions.

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

There have been no changes during the first nine months of 2010 related to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We have no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2010.  The following table sets forth our financial liabilities measured at fair value on a recurring basis as of December 31, 2009, which equals book value, by level within the fair value hierarchy.  Our derivative financial instruments are classified in “Accrued liabilities” on our consolidated balance sheet at December 31, 2009.  See Note 9, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

December 31, 2009	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$(879)	$-	$(879)

Nonrecurring Fair Value Measurements

Asset Impairment Losses

We recognized an impairment charge of $2.8 million related to our Plaza Skillman property for the three months ended June 30, 2010 as a result of learning that tenants would not be renewing or extending leases that totaled approximately 25,000 square feet.  The inputs used to calculate the fair value of this asset included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset. On October 11, 2010, after negotiations with the lender, we agreed to transfer possession and control of the property to a receiver.  The property was not generating sufficient cash flow to cover its debt service and was not expected to cover its debt service for the foreseeable future.

Inventory Valuation Adjustment

The housing market and related condominium sales continued to experience difficult conditions during the first nine months of 2010, and as a result, we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods for the three months ended March 31, 2010.  The inputs used to calculate the fair value of these assets included current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010.  There were no amounts recognized for our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

				Total	Gain
September 30, 2010	Level 1	Level 2	Level 3	Fair Value	(Loss)
Real estate	$-	$-	$7,440	$7,440	$(2,774)
Real estate inventory, net	-	-	7,107	7,107	(1,667)
Total	$-	$-	$14,547	$14,547	$(4,441)

Fair Value Disclosures

Fair value of financial instruments

As of September 30, 2010 and December 31, 2009, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $166.0 million and $156.1 million as of September 30, 2010 and December 31, 2009, respectively, have a fair value of approximately $165.2 million and $155.0 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of September 30, 2010 and December 31, 2009.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

6.	Real Estate

As of September 30, 2010, we wholly owned the following properties:

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

As of September 30, 2010, we owned interests in the following properties through separate limited partnerships or joint venture agreements:

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

As noted previously, we transferred possession and control of the Plaza Skillman property to a receiver subsequent to September 30, 2010.

7.	Capitalized Costs

On March 3, 2005, we acquired an 80% interest in Bretton Woods, and on February 27, 2008, we acquired the remaining 20% interest.  The site was originally planned for development into high-end residential lots for future sale to luxury home builders.  Our plans for this land changed slightly in 2008 in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders.  Development construction of the land was completed in April 2007.  Construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009.  We capitalized certain costs associated with Bretton Woods development and construction.  As a result of the completed construction of speculative homes during the quarter ended June 30, 2009, additional costs have not been capitalized.  For the nine months ended September 30, 2009, we capitalized a total of $0.7 million in costs associated with the development of Bretton Woods to real estate inventory.  During the nine months ended September 30, 2009, we capitalized approximately $54,000 in interest costs.

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we are constructing 23 luxury condominium units.  Certain costs associated with Cassidy Ridge development have been capitalized and will continue to be capitalized by us until construction is completed, which is expected to be December 2010.  For the nine months ended September 30, 2010 and 2009, we capitalized a total of $12.7 million and $8.5 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the nine months ended September 30, 2010 and 2009, we capitalized $1.5 million and $0.9 million, respectively, in interest costs for Cassidy Ridge.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

8.	Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of September 30, 2010 and December 31, 2009:

	Balance		Interest	Maturity
Description	September 30, 2010	December 31, 2009	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1221 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - IPTV	9,366	9,436	7.34%	4/11/2011 (8)
Plaza Skillman Loan - unamortized premium	183	250		4/11/2011
Hotel Palomar and Residences - Credit Union Liquidity Services	24,950	24,950	Prime + 1.0% (2)	10/1/2011
Hotel Palomar and Residences - Bank of America	41,218	41,218	30-day LIBOR + 1.75% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	18.0%	10/9/2009
Bretton Woods Loan - Citibank, N.A.	1,306	1,306	6.0% (4)	7/15/2011
Bretton Woods Loans - Dallas City Bank	3,674	5,521	6.0% (5)	4/15/2010 (9)
Landmark I Loan - State Farm Bank	10,450	10,450	30-day LIBOR + 1.4% (3)	10/1/2010 (10)
Landmark II Loan - State Farm Bank	11,550	11,550	30-day LIBOR + 1.4% (3)	10/1/2010 (10)
Melissa Land Loan - Dallas City Bank	1,620	1,710	5.5% (6)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	22,792	10,771	6.5% (7)	10/1/2011
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	152,053	142,106

Amended BHH Loan - related party	13,918	13,918	5.0%	11/13/2012
	$165,971	$156,024

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at September 30, 2010 was 3.25%.

(3)	30-day LIBOR was 0.3% at September 30, 2010.

(4)	Rate is the higher of prime plus 2.0% or 6.0%.

(5)	Rate is the higher of prime plus 0.5% or 6.0%.

(6)	Rate is the higher of prime plus 0.5% or 5.5%.

(7)	Rate is the higher of prime plus 1.5% or 6.5%.

(8)	Property placed into receivership on October 11, 2010.

(9)	We are currently in negotiations with the lender to extend the loan agreement.

(10)	Maturity date extended to April 1, 2011, subsequent to September 30, 2010.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and a rising cost of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with lender covenants.  As of September 30, 2010, of our $166.0 million in debt, $97.8 million is subject to variable interest rates.  In addition, as of September 30, 2010, $47.6 million of our notes payable, $3.0 million in past due principal payments and an additional $0.1 million are due in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property and $22.0 million due on October 1, 2010 on the Landmark properties was extended subsequent to September 30, 2010 to April 1, 2011, with options to extend the maturity date for up to six additional months.  We are working with all lenders, with respect to our remaining debt due within the next twelve months, to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

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

On April 15, 2008, Behringer Harvard Northwest Highway LP, our wholly-owned subsidiary, entered into four separate loan agreements with Dallas City Bank.  The total outstanding balance under these loans was $3.7 million at September 30, 2010.  Proceeds from the loans were used to construct luxury homes at Bretton Woods.  All principal balances, together with all accrued, but unpaid interest were due and payable on April 15, 2010, the maturity dates.  Nonpayment of these loans on April 15, 2010 constituted an event of default.  We are currently in negotiations with the lender to further extend the maturity date or modify these loan agreements.  On October 29, 2010, Behringer Holdings, purchased the Bretton Woods Loan from Citibank, N.A., which is secured by the developed land lots.  We intend to pay the loan in full upon completion of an overall project refinancing with Dallas City Bank.

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC, an unaffiliated third party, whereby the borrower was permitted to borrow up to $34.0 million (“Mockingbird Loan Agreement”) to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $25.0 million at September 30, 2010.  The borrower failed to make a mandatory $3.0 million principal payment on or before September 30, 2010, as required under the loan agreement.  Nonpayment of the mandatory amount due constitutes an event of default under the loan agreement and, as a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.  We have been and currently are in negotiations to extend or modify the loan agreement.

Behringer Harvard Mountain Village, our wholly-owned subsidiary, entered into a promissory note payable to Credit Union Liquidity Services, LLC, whereby the borrower was permitted to borrow a total principal amount of $27.65 million (“Cassidy Ridge Loan Agreement”) to construct 23 luxury condominiums on a 1.56 acre site in Telluride, Colorado (“Cassidy Ridge”).  We assigned a second lien position on Cassidy Ridge to the lender in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011 and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $22.8 million at September 30, 2010.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement and as a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.

On October 21, 2010, Behringer Harvard Landmark LP, our wholly owned subsidiary, entered into a loan extension agreement with State Farm Bank, F.S.B. (“Landmark Lender”), an unaffiliated third party, effective October 1, 2010. The loan agreement, among other things, extended the maturity date of the loan from October 1, 2010 to April 1, 2011 with options to extend the maturity date for up to six additional months and provides for early prepayment.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on the maturity date.  Amounts outstanding under the loan agreement bear interest at 4.0%.  The loan agreement required a principal payment of $1.0 million, which was paid from funds previously escrowed with the Landmark Lender, resulting in an outstanding principal balance of $21.0 million at October 21, 2010.

Generally, our notes payable mature approximately three to five years from origination.  Almost all of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  In addition, the Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross collateralization provisions.  The Credit Union Liquidity Services loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

As previously noted, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010.  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at September 30, 2010.  Additionally, as discussed above, we were in default under the Bretton Woods loans at Dallas City Bank, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at September 30, 2010.  We are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  Other than the Plaza Skillman Loan, we have remained and continue to remain current on interest payments due under each loan agreement.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the property to the lender.

We believe that we were in compliance with all other debt covenants under our loan agreements at September 30, 2010.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the Amended BHH Loan (see Note 12, “Related Party Arrangements” for more information regarding the Amended BHH Loan), is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the Amended BHH Loan and the Plaza Skillman Loan, all loans are unconditionally guaranteed by us.

9.	Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and results of operations.  The hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Interest calculated on borrowings under our loan agreement related to the Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  We entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedging instrument.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap, which expired in September 2010, was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap and related interest expense were recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, we recorded a gain of $0.9 million and $0.5 million, respectively, to adjust the carrying amount of the Hotel Palomar and Residences interest rate swap to its fair value and $0.9 million for each of the nine months ended September 30, 2010 and 2009 for related interest expense.

Derivative instruments classified as liabilities were reported at their combined fair values of $0.9 million in accrued liabilities at December 31, 2009.  Realized losses on interest rate derivatives for the three and nine months ended September 30, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.2 million and $0.7 million, respectively.  This amortization of the unrealized loss held in other comprehensive income to earnings took place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009, and was recognized in “Interest expense, net” on our consolidated statement of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated Balance Sheet as of December 31, 2009.  We had no derivative financial instruments on our consolidated Balance Sheet at September 30, 2010.

	As of December 31, 2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value

Interest rate swap	Accrued liabilities	$(879)

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

		Amount of Gain or (Loss) on Derivatives
		Recognized in Income
Derivatives not designated as	Location of Gain or (Loss) on Derivatives	Three months ended September 30,
hedging instruments	Recognized in Income	2010	2009

Interest rate swap	Loss on derivative instruments, net	$246	$175
Interest rate swap	Interest expense	-	(245)

Total		$246	$(70)

		Amount of Gain or (Loss) on Derivatives
		Recognized in Income
Derivatives not designated as	Location of Gain or (Loss) on Derivatives	Nine months ended September 30,
hedging instruments	Recognized in Income	2010	2009

Interest rate swap	Gain on derivative instruments, net	$879	$532
Interest rate swap	Interest expense	-	(735)

Total		$879	$(203)

10.	Commitments and Contingencies

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at September 30, 2010 are as follows:

Amount
October 1 - December 31, 2010	$19
2011	56
Total minimum future lease payments	75

Less: amounts representing interest	4

Total future lease principal payments	$71

11.	Partners’ Capital

In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined it necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  We do not anticipate that payment of distributions will resume in the near-term.  We declared monthly distributions totaling approximately $1.5 million during the first two quarters of 2009, which represented a 3% annualized rate of return based on an investment in our limited partnership units of $9.44 per unit reduced from $10.00 per unit as a result of special distributions of a portion of net proceeds from the prior sale of properties.  Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of our distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the nine months ended September 30, 2010 and 2009, we incurred property management fees payable to our Property Manager of $0.3 million, of which approximately $2,000 is included in income from discontinued operations for the nine months ended September 30, 2009.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the nine months ended September 30, 2010, we incurred asset management fees of $0.9 million, of which approximately $0.1 million was capitalized to real estate inventory and approximately $50,000 was waived.  For the nine months ended September 30, 2009, we incurred asset management fees of $0.8 million of which approximately $0.1 million was capitalized to real estate inventory.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the nine months ended September 30, 2010 and 2009.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the nine months ended September 30, 2010 we incurred such costs for administrative services totaling $0.3 million, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $5.9 million for reimbursement of operating expenses for the nine months ended September 30, 2010, which is classified as capital contributions on our consolidated statement of equity and comprehensive loss.  We incurred and expensed $0.4 million in administrative services for the nine months ended September 2009.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Harvard Holdings, LLC (“Behringer Holdings”), pursuant to which we may borrow a maximum of $40.0 million (“Amended BHH Loan”).  The outstanding principal balance under the Amended BHH Loan as of September 30, 2010 was $13.9 million.  On December 31, 2009, Behringer Holdings, an affiliate of our General Partners, forgave $15.0 million of principal borrowings and all accrued interest thereon which was accounted for as a capital contribution by our General Partners.   The Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the Amended BHH Loan is November 13, 2012.  All proceeds from such borrowings are being used for cash flow needs related principally to working capital and capital expenditures.

While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require liquidity support from our sponsor through December 2010.  Our sponsor, subject to their approval, may make available to us additional funds under the Amended BHH Loan, potentially up to the borrowing limits thereunder.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2010, we had payables to related parties of approximately $2.2 million.  This balance consists primarily of interest accrued on the Amended BHH Loan and management fees payable to our property managers.

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

On September 30, 2008, we sold 4245 N. Central through our 62.5% ownership interest in Behringer Harvard 4245 Central LP.  The property was sold to Behringer Holdings.  Results for the three and nine months ended September 30, 2009 represent final settlements for operations of the property and are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2009:

	Three months	Nine months
	ended	ended
	September 30, 2009	September 30, 2009

Rental revenue	$(2)	$26

Expenses
Property operating expenses	4	13
Real estate taxes	(1)	9
Property and asset management fees	-	1
Total expenses	3	23

Interest income	-	-
Net income (loss)	(5)	3

Noncontrolling interest	2	(9)

Loss from discontinued operations attributable to the Partnership	$(3)	$(6)

14.	Subsequent Events

As discussed previously, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010. The loan secured by this property is nonrecourse to us.

On October 21, 2010, Behringer Harvard Landmark LP, our wholly owned subsidiary, entered into a loan extension agreement with the Landmark Lender, effective October 1, 2010. .The loan agreement, among other things, extended the maturity date of the loan from October 1, 2010 to April 1, 2011, with options to extend the maturity date for up to six additional months and provides for early prepayment. Amounts outstanding under the loan agreement bear interest at 4.0%. The loan agreement required a principal payment of $1.0 million, which was paid from funds previously escrowed with the Landmark Lender, resulting in an outstanding principal balance of $21.0 million at October 21, 2010.

On October 29, 2010, Behringer Holdings, purchased the Bretton Woods Loan from Citibank, N.A., which is secured by the developed land lots. We intend to pay the loan in full upon completion of an overall project refinancing with Dallas City Bank.

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

Unit Valuation

Our Partnership Agreement requires that beginning with the fiscal year ended December 31, 2009, the General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.  In 2005 and 2006, we sold two properties and distributed $0.56 per unit resulting in an adjustment to the estimated value per share from $10.00 to $9.44 to reflect the special distribution of proceeds from those sales.

On January 14, 2010, Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2009 of $6.45.  As part of the valuation process, and as required by the Partnership Agreement, the general partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.  As of September 30, 2010, the estimated valuation per limited partnership unit remains at $6.45.  As contemplated by our partnership agreement, Behringer Advisors II will update its estimated per unit valuation annually.  In addition, if the general partners determine to distribute net sales proceeds upon the sale of one of our remaining properties, the general partners would generally adjust the estimated per unit valuation for that distribution.

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

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to, major vacancies and the resulting loss of revenues, natural disasters, bona fide purchase offers and a change in the economic climate.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has been performing an analysis of the value of our real estate assets at each reporting date and will continue to do so until the economy recovers.

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

Market Overview

During the first nine months of 2010, the U.S. and global economies continued to experience the effects of a significant downturn that began in 2008.  This downturn includes disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  Consequently, we believe that overall demand across most real estate sectors will continue to remain low and that rental rates will remain weak through the fourth quarter of 2010.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.6% in the second quarter of 2010.  Although the hospitality industry is beginning to see early signs of a recovering economy, the industry continues to be negatively affected by the current economic recession.  In addition to reduced occupancy, according to Smith Travel Research, the national Average Daily Rate (“ADR”) has declined as compared to the fourth quarter of 2008 and we expect that Hotel Palomar will continue to experience the effects of the current economic recession.  This weakening of the hospitality industry is expected to continue through the fourth quarter of 2010 and is not expected to recover until 2011.

As of September 30, 2010, nine of our real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009 and stood at 23% in the third quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.  On October 11, 2010, after negotiations with the lender, we agreed to transfer possession and control of the Plaza Skillman property located in Dallas, Texas to a receiver.  The property was not generating sufficient cash flow to cover its debt service and was not expected to cover its debt service for the foreseeable future.

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

Results of Operations

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2010 and 2009.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended September 30, 2010 and 2009.  Discontinued operations for the three and nine months ended September 30, 2009 represent final settlements for operations of 4245 N. Central which was sold on September 30, 2008.

Due to the continuing decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  Our strategy for the project continues to be to sell the units.  All available units were leased as of September 30, 2010.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2010 and 2009 was $3.2 million and $2.3 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The increase in rental revenues for the three months ended September 30, 2010 is primarily due to an early termination payment of $0.7 million from a tenant at 5050 Quorum and leasing of the unsold condominium units at Hotel Palomar and Residences.  Excluding any non-recurring items, management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the three months ended September 30, 2010 and 2009 was $3.0 million and $2.9 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The continuing economic recession, global credit crisis, and weak consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve significantly until the overall U.S. economy experiences sustained growth and lodging demand increases.

Real Estate Inventory Sales Revenue. Real estate inventory sales revenue for the three months ended September 30, 2010 and 2009 was $0.9 million and $0.3 million, respectively, and was comprised of revenue generated by the sale of home inventory and developed land at Bretton Woods.  As mentioned previously, the U.S. housing market and related condominium sector continued to experience the effects a nationwide downturn.  The housing market has experienced reduced demand, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally weak conditions in the overall economy.

Property Operating Expenses. Property operating expenses for each of the three months ended September 30, 2010 and 2009 were $4.0 million and were comprised of expenses related to the daily operations of our properties.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2010 and 2009 was $1.4 million and $1.9 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  For the three months ended September 30, 2010 and 2009 we capitalized interest costs of $0.6 million and $0.4 million, respectively, for Cassidy Ridge.  Interest expense for the three months ended September 30, 2009 also includes the reclassification of approximately $0.2 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets continue to experience instability and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2010 and 2009 were $0.5 million and $0.8 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the three months ended September 30, 2010 is primarily due to a refund of prior year taxes as a result of successful property valuation appeals.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the three months ended September 30, 2010 and 2009 were $0.4 million and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $15,000 were waived by Behringer Advisors II for the three months ended September 30, 2010. No fees were waived during the three months ended September 30, 2009.  We expect property and asset management fees to remain relatively unchanged in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 and 2009 were $0.2 million and $0.4 million, respectively.  The decrease for the three months ended September 30, 2010 is primarily due to a reduction in the costs of administrative services provided by our advisor.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 were $1.9 million and $1.7 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.   The increase in depreciation and amortization expense for the three months ended September 30, 2010 is primarily a result of the write-off of intangibles in conjunction with the early termination of a tenant’s lease at 5050 Quorum.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the three months ended September 30, 2010 and 2009 was $1,000 and $163,000, respectively.  We entered into an amended swap agreement in October 2008 associated with the Hotel Palomar and Residences loan with Bank of America.  The amended interest rate swap was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement, which expired in September 2010, was not designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap were recognized in current earnings.  We marked the interest rate swap to its estimated fair value as of each balance sheet date until maturity.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the three months ended September 30, 2010 and 2009 was $0.5 million and $0.8 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2010 and 2009 was $8.1 million and $6.5 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The increase in rental revenues for the nine months ended September 30, 2010 is primarily due to leasing of the unsold condominium units at Hotel Palomar and Residences and an early termination payment of $0.7 million from a tenant at 5050 Quorum.  Excluding any non-recurring items, management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the nine months ended September 30, 2010 and 2009 was $9.4 million and $9.2 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The continuing economic recession, global credit crisis, and weak consumer confidence all contributed to soft lodging demand and lower daily room rates.  We do not anticipate hotel revenue to improve significantly until the overall U.S. economy experiences sustained growth and lodging demand increases.

Real Estate Inventory Sales Revenue. Real estate inventory sales revenue for the nine months ended September 30, 2010 and 2009 was $1.7 million and $0.3 million, respectively, and was comprised of revenue generated by the sale of home inventory and developed land at Bretton Woods.  As mentioned previously, the U.S. housing market and related condominium sector continued to experience the effects of a nationwide downturn.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2010 and 2009 were $11.9 million and $12.2 million, respectively, and were comprised of expenses related to the daily operations of our properties.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the nine months ended September 30, 2010 was $2.8 million.  We received notice that tenants representing approximately 25,000 square feet at our Plaza Skillman property would not be renewing or extending their lease.  As a result of the significant drop in occupancy, we recognized an impairment charge related to the property in the second quarter of 2010.   In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the nine months ended September 30, 2010 was $1.7 million and was composed of adjustments related to the constructed luxury homes and developed land lots at Bretton Woods.  The U.S. housing market and related condominium sector continued to experience the effects of a nationwide downturn during the first nine months of 2010.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2010 and 2009 was $4.2 million and $5.2 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  For the nine months ended September 30, 2010 and 2009, we capitalized interest costs of $1.5 million and $0.9 million, respectively, for Cassidy Ridge.  Interest costs for construction of the luxury homes at Bretton Woods were capitalized until construction was completed during the quarter ended June 30, 2009.  For the nine months ended September 30, 2009, we capitalized interest costs of $54,000 for Bretton Woods.  Interest expense for the nine months ended September 30, 2009 also includes the reclassification of approximately $0.7 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets continue to experience instability and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2010 and 2009 were $2.0 million and $1.8 million, respectively, and were comprised of real estate taxes from each of our properties.  The increase for the nine months ended September 30, 2010 is primarily due to higher property valuations in 2010 compared to a successful appeal of property valuations in 2009.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2010 and 2009 were $1.3 million and $1.4 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $50,000 were waived by Behringer Advisors II for the nine months ended September 30, 2010. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $0.7 million and $1.3 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The decrease for the nine months ended September 30, 2010 is primarily the result of a reduction in the cost of administrative services provided by our advisor as well as lower auditing costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 were $5.3 million and $4.8 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  The increase in depreciation and amortization expense for the nine months ended September 30, 2010 is primarily a result of the write-off of intangibles in conjunction with the early termination of a tenant’s lease at 5050 Quorum and depreciation on leased condominium units at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments, net, for the nine months ended September 30, 2010 and 2009 was $39,000 and $435,000, respectively.  We entered into an amended swap agreement as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement, which expired in September 2010, was not been designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap were recognized in current earnings.  We marked the interest rate swap to its estimated fair value as of each balance sheet date until maturity.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the nine months ended September 30, 2010 and 2009 was $1.5 million and $1.9 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2010 was $13.6 million and was comprised primarily of the net loss of $12.6 million, adjusted for depreciation and amortization of $5.5 million, the asset impairment loss of $2.8 million and inventory valuation adjustments of $1.7 million, and an increase in real estate inventory of $11.0 million.  Cash used in operating activities for the nine months ended September 30, 2009 was $14.0 million and was comprised primarily of the net loss of $11.6 million, adjusted for depreciation and amortization of $5.9 million and an increase in real estate inventory of $7.8 million.

Cash used in investing activities for the nine months ended September 30, 2010 was $2.0 million and was comprised of an increase in restricted cash related to our properties of $1.5 million and capital expenditures for real estate of $0.5 million.  Cash used in investing activities for the nine months ended September 30, 2009 was $0.6 million and was comprised of capital expenditures for real estate of $0.4 million and an increase in restricted cash related to our properties of approximately $0.2 million.

Cash provided by financing activities for the nine months ended September 30, 2010 was $15.8 million and consisted primarily of proceeds from notes payable, net of payments, of $10.0 million and contributions from our general partner, Behringer Advisors II, of $5.9 million.  Cash provided by financing activities was $11.8 million for the nine months ended September 30, 2009 and consisted primarily of proceeds from notes payable, net of payments, of $13.7 million, partially offset by distributions of $1.8 million.

Liquidity and Capital Resources

Our cash and cash equivalents were $2.2 million at September 30, 2010.  Our principal demands for funds will be for the payment of capital improvements, operating expenses and for the payment of our outstanding indebtedness.  Generally, these cash needs are currently expected to be met from borrowings and proceeds from the disposition of properties, as set forth in more detail below.

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

Distributions paid in the nine months ended September 30, 2009 were approximately $1.8 million.  We discontinued monthly distributions beginning with the 2009 third quarter.  For the nine months ended September 30, 2009, we had negative cash flow from operating activities of approximately $14.0 million.  Accordingly, cash amounts distributed to our limited partners for the nine months ended September 30, 2009 exceeded cash flow from operating activities, which difference was funded from our borrowings.

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  Of our $166.0 million in debt as of September 30, 2010, $97.8 million is subject to variable interest rates.  As of September 30, 2010, $47.6 million of our notes payable, $3.0 million in past due principal payments and an additional $0.1 million in principal payments are due in the next twelve months.  Of the $47.6 million of our notes payable due in the next twelve months, $9.4 million is related to the Plaza Skillman property and $22.0 million due on October 1, 2010 on the Landmark properties was extended subsequent to September 30, 2010 to April 1, 2011, with options to extend the maturity date for up to six additional months. We are working with all lenders, with respect to our remaining debt due in the next twelve months, to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.  As a result, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Given current market conditions, however, the life of this investment program will extend beyond its original anticipated liquidation date.

While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require liquidity support from our sponsor through December 2010.  Our sponsor, subject to their approval, may make available to us additional funds under the Amended BHH Loan, potentially up to the borrowing limits thereunder.  The outstanding principal balance under the loan agreement was $13.9 million at September 30, 2010.  There is no guarantee that our sponsor will provide additional liquidity to us and if so, in what amounts.

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

On April 15, 2008, Behringer Harvard Northwest Highway LP, our wholly-owned subsidiary, entered into four separate loan agreements with Dallas City Bank.  The total outstanding balance under these loans was $3.7 million at September 30, 2010.  Proceeds from the loans were used to construct luxury homes at Bretton Woods.  All principal balances, together with all accrued, but unpaid interest were due and payable on April 15, 2010, the maturity dates.  We are currently in negotiations with the lender to further extend the maturity date or modify these loan agreements.  On October 29, 2010, Behringer Holdings, purchased the Bretton Woods Loan from Citibank, N.A., which is secured by the developed land lots.  We intend to pay the loan in full upon completion of an overall project refinancing with Dallas City Bank.

The Mockingbird Commons Partnership entered into the Mockingbird Loan Agreement, whereby the borrower was permitted to borrow up to $34 million to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $25.0 million at September 30, 2010.  The borrower failed to make a mandatory $3.0 million principal payment on or before September 30, 2010, as required under the loan agreement.  Nonpayment of the mandatory amount due constitutes an event of default under the loan agreement and, as a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.

Behringer Harvard Mountain Village, our wholly-owned subsidiary, entered into the Cassidy Ridge Loan Agreement with Credit Union Liquidity Service, LLC, whereby the borrower was permitted to borrow a total principal amount of $27.65 million to construct 23 luxury condominiums at Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to the lender in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011 and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $22.8 million at September 30, 2010.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement and as a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.

On October 21, 2010, Behringer Harvard Landmark LP, our wholly owned subsidiary, entered into a loan extension agreement with the Landmark Lender, effective October 1, 2010.  The loan agreement, among other things, extended the maturity date of the loan from October 1, 2010 to April 1, 2011 with options to extend the maturity date for up to six additional months and provides for early prepayment.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on the maturity date.  Amounts outstanding under the loan agreement bear interest at 4.0%.  The loan agreement required a principal payment of $1.0 million, which was paid from funds previously escrowed with the Landmark Lender, resulting in an outstanding principal balance of $21.0 million at October 21, 2010.

Generally, our notes payable mature approximately three to five years from origination.  Almost all of our borrowings are on a recourse basis to us, meaning that the liability for repayment is not limited to any particular asset.  In addition, the Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross collateralization provisions.  The Credit Union Liquidity Services loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.

As previously noted, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010.  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at September 30, 2010.  Additionally, as discussed above, we were in default under the Bretton Woods loans at Dallas City Bank, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at September 30, 2010.  We are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  Other than the Plaza Skillman Loan, we have remained and continue to remain current on interest payments due under each loan agreement.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the property to the lender.

We believe that we were in compliance with all other debt covenants under our loan agreements at September 30, 2010.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the Amended BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the Amended BHH Loan and the Plaza Skillman Loan, all loans are unconditionally guaranteed by us.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three and nine months ended September 30, 2010 and 2009 are presented below.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total revenues	$7,084	$5,466	$19,174	$16,053

Operating expenses
Property operating expenses	3,986	3,989	11,877	12,151
Real estate taxes, net	482	771	1,958	1,828
Property and asset management fees	441	427	1,318	1,356
Advertising costs	117	61	235	207
Cost of real estate inventory sales	875	263	1,718	263
Less: Asset management fees	(218)	(228)	(655)	(699)
Total operating expenses	5,683	5,283	16,451	15,106

Net operating income	$1,401	$183	$2,723	$947

Reconciliation to Net loss
Net operating income	$1,401	$183	$2,723	$947

Less: Depreciation and amortization	(1,870)	(1,660)	(5,270)	(4,795)
General and administrative expenses	(207)	(377)	(689)	(1,277)
Interest expense, net	(1,375)	(1,860)	(4,213)	(5,236)
Asset management fees	(218)	(228)	(655)	(699)
Asset impairment loss	-	-	(2,774)	-
Inventory valuation adjustment	-	-	(1,667)	-
Provision for income taxes	(56)	(36)	(137)	(157)
Add: Interest income	37	3	105	14
Loss on derivative instruments, net	(1)	(163)	(39)	(435)
Income from discontinued operations	-	(5)	-	3

Net loss	$(2,289)	$(4,143)	$(12,616)	$(11,635)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss	$(2,289)	$(4,143)	$(12,616)	$(11,635)
Net loss attributable to noncontrolling interest	507	766	1,506	1,910

Adjustments
Real estate depreciation and amortization (1)	1,682	1,457	4,635	4,220
Asset impairment loss	-	-	2,774	-
Inventory valuation adjustment	-	-	1,667	-
Debt service, net of amounts capitalized (1)	(1,738)	(1,355)	(3,711)	(4,121)
Capital improvements (1)(2)	(249)	(153)	(499)	(290)
Net cash from operations	$(2,087)	$(3,428)	$(6,244)	$(9,916)

(1)	Represents our ownership portion of the properties that we consolidate.

(2)	Amounts for 2010 and 2009 include building improvements, tenant improvements and furniture and fixtures.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $166.0 million in notes payable at September 30, 2010, approximately $97.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $1.0 million.

At September 30, 2010, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of September 30, 2010 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.               Defaults Upon Senior Securities.

We agreed to transfer possession and control of the Plaza Skillman property, whose loan was in default at September 30, 2010, to a receiver on October 11, 2010.`  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at September 30, 2010.  We were also in default under the Bretton Woods loans at Dallas City Bank, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at September 30, 2010.  We are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  Other than the Plaza Skillman Loan, we have remained and continue to remain current on interest payments due under each loan agreement.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans (other than the Plaza Skillman loan) are on a recourse basis to us, including transferring legal possession of the property to the lender. See Note 8, "Notes Payable" for additional information regarding the events of default.
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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 15, 2010		By:/s/ Gary S. Bresky
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