Form 10-K
period 2010-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2011-03-31
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $69,684,762, assuming a market value of $6.45 per unit of limited partnership interest.

As of March 18, 2011, the registrant had 10,803,839 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP
FORM 10-K
Year Ended December 31, 2010

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to herein as the “Partnership,” “we,” “us,” or “our”) and our subsidiaries, including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future distributions to our unitholders, the estimated per unit value of our limited partnership units and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for distributions and capital expenditures;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

•	future increases in interest rates;

•	impairment charges;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates; and

•	unfavorable changes in laws or regulations impacting our business or our assets.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.         Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (each a “General Partner” and collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering.  As of December 31, 2010, we had 10,803,839 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of December 31, 2010, ten of the twelve properties we acquired remain in our portfolio.  As of December 31, 2010, we wholly owned eight properties, and we owned interests in two properties through separate limited partnerships or joint venture arrangements.  We are not currently seeking to purchase additional properties for our portfolio.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2.0 million at December 31, 2010.  Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of interest, principal and further principal paydowns on our outstanding indebtedness.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through December 31, 2010, and we do not anticipate that payment of regular distributions will resume.  During the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses of $0.4 million and asset management fees of $65,000.  In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is classified as capital contributions from our General Partners on our consolidated statement of equity and comprehensive loss.  In addition, Behringer Holdings (our “Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent, in large part, on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Our portfolio of office properties has remained approximately 30% percent leased for the last three years.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  As an example, we signed a long-term full building lease in March 2011 at 1221 Coit Road which represents approximately 11% of the rentable square feet in our office properties.  Lease expirations of approximately 42,000 rentable square feet, or 13% of our current leases, are scheduled during the year ended December 31, 2011.

We expect to fund our liquidity requirements from borrowings and proceeds from the disposition of properties.  Other potential sources of capital may include deferral or waiver of fees paid to Behringer Advisors II. In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We continue to prepare and assess properties for potential sale.  In order to execute our current business plan and provide additional liquidity, we have identified a number of our investments for possible disposition in 2011.  As a result of our current liquidity needs, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.

As of December 31, 2010, $96.7 million of our $165.1 million in notes payable is due in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property which was placed into receivership on October 11, 2010.  The loan is nonrecourse to us.  We or our subsidiaries are currently in default on $71.1 million of the $96.7 million that is due in the next twelve months.  We are currently in negotiations with all lenders to waive the events of default and restructure the terms under each loan.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.  See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding our debt.

Market Outlook

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  Due to the struggling economy, including losses in the financial and professional services industries, overall demand across most real estate sectors remains low.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.  Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.

Nine of our real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth market stood at 21.1% in the fourth quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.  We believe that corresponding rental rates will increase slightly in 2011 over 2010.  The national vacancy percentage for office space decreased from 19.4% in the fourth quarter of 2009 to 17.4% in the fourth quarter of 2010.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.  Additionally, Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 53.5% in the fourth quarter of 2010.  The national overall Average Daily Rate (“ADR”) has also risen, from $95.79 in the fourth quarter of 2009 to $98.25 in the fourth quarter of 2010.  This modest positive growth in the hospitality industry is expected to continue in 2011.

Unit Valuation

Our Partnership Agreement requires that our General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.  As of December 31, 2009, our General Partners estimated a value of $6.45 per limited partnership unit.

On January 14, 2011 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2010 of $6.48 per unit.  As part of the valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.

The General Partner estimated the value of the our investments in improved operating real estate for purposes of calculating an estimated value per unit by using a 10-year discounted cash flow analysis.  The General Partner estimated the value of development assets by reviewing estimated periods to sell such assets or residential units in those developments, reviewed comparable sales in the markets in which the properties are located, and then used an applicable discount rate.  The General Partner estimated the value of raw land by reviewing comparable sales, tax rolls and current appraisals.  The General Partner also reviewed appraisals of various properties.

The General Partner used internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and discount rates that fall within ranges the General Partner believes are used by similar investors.  The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis.  The cash flow estimates, capitalization rates and discount rates for each property were selected by the real estate professionals at the General Partner based on their expertise in managing commercial real estate.

The General Partner believes that these valuation methodologies are among those that are industry standard and acceptable valuation methodologies.  The estimated values for our investments in real estate may not represent current market values or fair values as determined in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”).  Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

The estimated value per unit of our limited partnership units does not reflect a liquidity discount for the fact that our units are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for partnership overhead and other costs that may be incurred, including any costs of any sale of our assets.  Different parties using different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The markets for real estate can fluctuate and values are expected to change in the future.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit.  Accordingly, with respect to the estimated value per unit, we can give no assurance that:

•	a unit holder would be able to resell his or her units at this estimated value,

•	a unit holder would ultimately realize distributions per unit equal to our estimated value per unit upon liquidation of our assets and settlement of our liabilities or a sale of the Partnership,

•	our units would trade at the estimated value per unit on a national securities exchange, or

•	the methodology used to estimate our value per unit would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

Further, the estimated value per unit that has been determined as of December 31, 2010 will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets in response to the real estate and finance market fluctuations.  As contemplated by our Partnership Agreement, the General Partners intend to update the estimated value per unit annually but do not intend to make any attempt to establish any estimated valuations of our units in the interim.  There is no assurance as to the extent to which the current estimated valuation should be relied upon for any purpose after its effective date, regardless that it may be published on any statement issued by the us or otherwise.

The new estimated valuation reflects the current challenging economic climate that continues to severely impact the real estate markets.  Lease rates for office properties have continued to fall as businesses’ demand for space has declined and unemployment remains high.  With the discounted cash flow valuation methodologies that the General Partner uses in its estimated valuation, a decrease in lease rates at these office properties directly affects the assumptions used by the General Partner, and adversely impacts their estimated valuation.  In addition, the Plaza Skillman property’s placement into receivership during 2010 negatively affected our estimated valuation.  However, it is important to note that all of the debt related to Plaza Skillman is nonrecourse to us.

Generally, our business plan is to sell our assets once we believe that the economy has improved, and we have the opportunity to realize additional value.  As a result of our current liquidity needs, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period.  Our General Partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  Therefore, as we have previously disclosed, we will not be liquidated in our original estimated time frame, but rather in a time frame that our General Partners believe will provide more value to our limited partners.

Disposition Policies

We believe it makes economic sense to sell properties in today’s market in certain instances, such as when the value of the in-place cash flows from existing tenants is stable, predictable and attractive to potential buyers, when the property has limited or no equity with a near-term debt maturity, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  Therefore, we will evaluate each real property in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  We will also consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners, the current state of the general economy and whether waiting to dispose of a property will allow us to realize additional value for our limited partners.  We continue to prepare and assess properties for potential sale, although we do not have a definite timetable.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those units held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of new properties. Our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties.  However, our General Partners may determine not to distribute net sales proceeds if such proceeds are:

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

Although not required to do so, we will generally seek to sell our real estate properties for cash.  We may, however, accept terms of payment from a buyer that include purchase money obligations secured by mortgages as partial payment, depending upon then-prevailing economic conditions customary in the area in which the property being sold is located, credit of the buyer and available financing alternatives.  Some properties we sell may be sold on an installment basis under which only a portion of the sale price will be received in the year of sale, with subsequent payments spread over a number of years. In such event, our full distribution of the net proceeds of any sale may be delayed until the notes are paid, sold or financed.

Investment Objectives and Criteria

Our investment objectives are:

•	to preserve, protect and return investors’ capital contributions;

•	to realize growth in the value of our properties upon the ultimate sale of such properties;

•	to maximize distributions paid to investors; and

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

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment. According to our Partnership Agreement, the total amount of indebtedness that may be incurred by us can not exceed at any time the sum of (1) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (2) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing.  We expect, but cannot assure that, at any time, the total amount of indebtedness incurred will not exceed 75% of our aggregate asset value.

We will refinance our properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment.  The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements and an increase in property ownership if refinancing proceeds are reinvested in real estate.

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

Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibilities to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflict resolution policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Our General Partners and their affiliates are general partners, executive officers or directors of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future.  Our General Partners and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us.  As general partners, they may have contingent liabilities for the obligations of other programs structured as partnerships, as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

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

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located.  In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances.  Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be differing compensation arrangements established for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Managers

Our properties are managed and leased by HPT Management Services LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, our affiliated property managers, or their affiliates (individually or collectively referred to as “Property Manager”). The agreements with our Property Manager expired in June 2010, but automatically extended for successive seven year terms.  We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of the Property Manager or upon sale of the property.  HPT Management Services LLC and Behringer Harvard Real Estate Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Significant Tenants

As of December 31, 2010, two tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Tellabs, Inc., who designs, develops, deploys, and supports telecommunications networking products for telecommunications service providers worldwide, accounted for approximately $2.3 million or 22% of our rental revenues for the year ended December 31, 2010 under a lease that expires August 2015.  Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2.0 million or 19% of our aggregate rental revenue for the year ended December 31, 2010 under a lease that expires August 2018.

Leasing

Our portfolio of office properties has remained approximately 30% percent leased for the last three years.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  We signed a long-term full building lease subsequent to December 31, 2010 at 1221 Coit Road which represents approximately 11% of the rentable square feet in our office properties.  Lease expirations of approximately 42,000 rentable square feet, or 13% of our current leases, are scheduled during the year ended December 31, 2011.

We implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As of December 31, 2010, we had leased 100% of the units available for leasing.  Although our strategy for the project continues to be to sell the units, we are generating rental income by leasing the units until the condominium market improves.

Employees

We have no employees.  Affiliates of Behringer Advisors II and other affiliates of Behringer Holdings perform a full range of real estate services for us, including property management, accounting, legal, asset management and investor relations.

We are dependent on our affiliates for services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.

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

Item 1A.       Risk Factors.

Risks Related to an Investment in Behringer Harvard Short-Term Opportunity Fund I LP

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  The occurrence of any of the risks discussed below could have a material adverse affect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

There is no public trading market for our units, therefore it will be difficult for limited partners to sell their units.

There is no public trading market for our units, and we do not expect one to ever develop.  Our Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer that may cause us to be classified as a publicly traded partnership as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized by us.  Because classification of the Partnership as a publicly traded partnership may significantly decrease the value of the units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units that could cause us to be classified as a publicly traded partnership.  For these reasons, it will be difficult for our limited partners to sell their units.

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

Robert M. Behringer has a dominant role in determining what is in our best interests, and therefore we will not have the benefit of independent consideration of issues affecting our Partnership operations.

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

Investors should not rely upon the past performance of other real estate investment programs sponsored by Mr. Behringer, our individual general partner, or his affiliates, to predict our future results.  To be successful in this market, we must, among other things:

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

Our General Partners have a limited net worth, consisting of assets that are not liquid, which may adversely affect the ability of our General Partners to fulfill their financial obligations to us.

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

Our Partnership Agreement provides that our General Partners will have no liability for any action or failure to act that the General Partners in good faith determine was in our best interests, provided their action or failure to act did not constitute negligence or misconduct.  As a result, we and our limited partners may have more limited rights against our General Partners than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our General Partners in some cases.

Our units are generally not suitable for IRAs and other retirement plans subject to ERISA.

Because our intended operations will likely give rise to unrelated business taxable income (“UBTI”), our units are generally not an appropriate investment vehicle for IRAs and retirement plans subject to ERISA.

Risks Related to Our Business in General

Recent market disruptions have impacted and may continue to adversely impact many aspects of our operating results and operating condition.

The financial and real estate markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies.  Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession.  Availability of debt financing secured by commercial real estate has declined as a result of tightened underwriting standards.  These conditions have and may continue to materially affect the value of our investment properties and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.  These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or satisfy rental payments under existing leases.  Specifically, the current conditions have had, or similar conditions existing in the future may continue to have, the following consequences:

•
the financial condition of our tenants, which includes financial, legal and other professional firms, may be adversely affected, which results in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•
significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which could result in decreased revenues and which could diminish the value of our properties, which depends in part upon the cash flow generated by our properties;

•	credit spreads for major sources of capital may continue to widen as interest rates could increase due to inflationary expectations, resulting in an increased cost for debt financing;

•
a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

•
our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•
the value of some of our properties has likely decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

•
one or more counterparties to our derivative financial instruments, if any, could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.  Further, in light of the current economic conditions, we cannot provide assurance that we will be able to resume regular distributions in the future.

We have incurred indebtedness and other borrowings, which may increase our business risks.

We have acquired and developed real properties by using either existing financing or borrowing new funds.  In addition, we have incurred or increased our debt by obtaining loans secured by some or all of our real properties.  We have incurred debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt.  Incurring debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to pay distributions to our limited partners will be adversely affected.  Our approach to investing in properties utilizing leverage in order to accomplish our investment objectives may present more risks to investors than comparable real estate programs which have a longer intended duration and which do not utilize borrowing to the same degree.

Our indebtedness adversely affects our financial health and operating flexibility.

At December 31, 2010, we had notes payable of approximately $165.1 million in principal amount, of which $152.7 million was secured by properties and $143.9 million was guaranteed by us.  As a result of this indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other purposes.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our units, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•	limiting our ability or increasing the costs to refinance our indebtedness.

In addition, a breach of the financial and operating covenants in our debt agreements could cause a default and accelerate payment, which could have a material adverse effect on our financial condition.

We may not be able to refinance or repay our indebtedness.

We have debt that we may not be able to refinance or repay. As of December 31, 2010, approximately $96.7 million of principal payments, which includes scheduled debt maturities and monthly principal payments, is due in the next twelve months.  Of that amount, only $25.5 million of the notes payable agreements contain a provision to extend the maturity date for at least one additional year if certain conditions are met and $9.4 million is related to the Plaza Skillman property that was placed into receivership in October 2010.  We will face significant challenges refinancing our current debt on acceptable terms if at all due to (1) reduced values of our investments, (2) limited cash flow from operations, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value standards.  Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest, which limits the cash flow available for other business expenses or opportunities.

Further, we may not have the funds necessary to repay our debt as it matures.  Failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount.  In situations where we are not able to restructure the debt or to purchase or pay off the debt at a discount, we may have to transfer the underlying property to the lender.  We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt or foreclosing on the related property.  If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than the covenants on existing indebtedness.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability to fund our ongoing operations.

Recent disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms and dispose of our properties and have affected the value of our investments.

 The commercial real estate debt markets have recently experienced volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital widened significantly as investors have demanded a higher risk premium.  This resulted in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.  We expect this potential impact to be more pronounced upon refinancing any fixed rate indebtedness.  As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) has led to a decline in real estate values generally; (2) slowed real estate transaction activity; (3) reduced the loan to value upon which lenders are willing to extend debt; and (4) resulted in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, it may be difficult for us to refinance our debt coming due.

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

 The pervasive and fundamental disruptions that the global financial markets have undergone have led to extensive and unprecedented governmental intervention.  Such intervention has, in certain cases, been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets, as well as previously successful investment strategies.  Legislators continue to propose new restrictions affecting moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed upon in the loan documents and involuntary modifications of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

If debt is unavailable at reasonable rates, we may not be able to refinance our properties.

When we place debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties, and our income could be reduced.  If this occurs, it may prevent us from borrowing more money.

The aggregate amount we may borrow is limited under our Partnership Agreement, which may hinder our ability to secure additional funding when it is needed.

Our Partnership Agreement limits the aggregate amount we may borrow to the sum of (1) with respect to loans insured, guaranteed or provided by the federal government or any state or local government or agency, 100% of the aggregate purchase price of all of our properties which have not been refinanced plus 100% of the aggregate fair market value of all of our refinanced properties and (2) with respect to other loans, the sum of 85% of the aggregate purchase price of all of our properties which have not been refinanced plus 85% of the aggregate fair market value of all of our refinanced properties.  That limitation could have adverse business consequences such as: (1) causing operational problems if there are cash flow shortfalls for working capital purposes; and (2) resulting in the loss of a property if, for example, financing is necessary to repay a default on a mortgage.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to refinance current debt, including any financing provided by our Sponsor, could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

The distributions we have paid are not necessarily indicative of our current or future operating results and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level.

There are many factors that can affect the availability and timing of distributions to limited partners.  Distributions will be based principally on cash available from our properties, real estate securities and other investments.  We expect to distribute net cash from operations and net proceeds from the sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  The amount of cash available for distributions will be affected by many factors, such as our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We declared monthly distributions at an annualized rate of 3% through the second quarter of 2009.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through December 31, 2010, and we do not anticipate that payment of regular distributions will resume.  Such distributions, or lack thereof, are not necessarily indicative of current or future operating results, and we can give no assurance that we will be able to resume regular distributions at the prior rate or that distributions will increase over time.  Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, or that mortgage loans or our investments in securities will increase our cash available for distributions to limited partners.  Our actual results may differ significantly from the assumptions used by our General Partners in establishing distributions to limited partners.

Many of the factors that can affect the availability and timing of distributions to limited partners are beyond our control, and a change in any one factor could adversely affect our ability to pay future special distributions. Such factors may include:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for special distributions.

•	Cash available for special distributions would be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make special distributions may decrease if the assets we acquire have lower yields than expected.

•	If we borrow funds from third parties, more of our cash on hand will be needed to make debt payments, and cash available for special distributions may therefore decrease.

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

Proceeds from the sale of a property will be distributed to investors if the General Partners, in their sole discretion, have determined that such proceeds are not needed to fund:

•	working capital reserves;

•	capital improvements to our existing properties; or

•	required principal and interest payments to our existing properties.

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

 We have diversified our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of our deposits that exceed the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Financing arrangements involving balloon payment obligations may adversely affect our operations.

Our fixed-term financing arrangements generally require us to make “balloon” payments at maturity.  During the interest only period, the amount of each scheduled payment is less than that of traditional amortizing loans.  The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property or other properties in our portfolio.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  The effect of a refinancing or sale could affect the rate of return to unitholders and the projected time of disposition of our assets.  In addition, payments of principal and interest made to service our debts may adversely affect our operations.  Any of these results would have a significant, negative impact on your investment.

Increases in interest rates could increase the amount of our debt payments and adversely affect our operating cash flow.

We have borrowed money that bears interest at variable rates, and we are exposed to increases in costs in a rising interest rate environment.  Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.  There is no assurance that our hedging strategy will achieve our objectives.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We may be unable to manage these risks effectively.

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

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), based on exclusions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of acquiring and owning real estate assets or real estate-related assets. We rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries, as well as other exemptions or exclusions.  The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption.  Mortgage-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

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

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past.  These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC staff will concur with our classification of our assets.  In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act.  If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

If we are required to register as an investment company but fail to do so, we will be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts will be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

The return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the local economies where our properties are located, including:

•	poor economic conditions may result in defaults by tenants of our properties;

•	job transfers and layoffs may cause vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain or limit a decline in occupancy levels.

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

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay special distributions to our limited partners.

When tenants do not renew their leases or otherwise vacate their space we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space in order to attract replacement tenants.  We generally maintain initial working capital reserves of 1% of the contract price of the properties we own.  If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Our Partnership Agreement imposes certain limits on our ability to borrow money.  Any borrowing will require us to pay interest expense, and therefore our financial condition and our ability to pay special distributions to our limited partners may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to pay special distributions to our limited partners.

The real estate market is affected, as set forth above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow, results of operations and our ability to pay special distributions to our limited partners.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on an investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases.  If vacancies continue for a long period of time, we may suffer reduced revenues resulting in a reduction in the total return to our limited partners.  In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce or prevent special distributions to our limited partners.

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

We may sell properties in tenant-in-common transactions.  If we do make such sales, they may be viewed as sales of securities, and as a result, if the purchasers in the tenant-in-common transaction had post-closing claims, they could bring claims under applicable securities laws.  Those claims could have a material adverse effect upon our business and results of operations.

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

We intend to hold the various real properties in which we invest until such time as our General Partners determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future.  Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure limited partners that we will be able to sell our properties at a profit in the future.  Accordingly, the extent to which investors will receive special distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect investors’ returns.

Our General Partners will attempt to ensure that all of our properties are adequately insured to cover casualty losses.  However, there are types of losses which are generally catastrophic in nature and are related to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters which may be uninsurable, not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure investors that we will have adequate coverage for such losses.  In the event that any of our properties incur a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss.  In addition, other than the working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure limited partners that any such sources of funding will be available to us for such purposes in the future.  Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available for distribution to limited partners.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We have invested some of the proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements at a fixed contract price.  We are subject to risks relating to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance may also be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we will be subject to normal lease-up risks relating to newly constructed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

In addition, we have invested in unimproved real property.  Returns from development of unimproved properties are also subject to risks and uncertainties associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.  An investment is subject to the risks associated with investments in unimproved real property.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

At any one time, a significant portion of our investments could be in one property class.  As a result, we will be subject to risks inherent in investments in a single type of property.  The potential effects on our revenues and corresponding cash available for distribution to our unitholders resulting from a downturn in the businesses conducted in a single asset class could be more pronounced than if we had more fully diversified our investments.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure investors that we have acquired properties or will be able to allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions, if any.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

 The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancelable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

 In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. Once the exposure draft becomes effective, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets.  Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

 The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash.  However, in some instances we may sell our properties by providing financing to purchasers.  When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to limited partners.  There are no limitations or restrictions on our ability to take purchase money obligations.  We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price.  The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our limited partners, or their reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay distributions to limited partners.

We may have to make significant capital expenditures to maintain lodging facilities.

Hotels have an ongoing need for renovations and other capital improvements, including replacement of furniture, fixtures and equipment.  Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•	cost overruns and delays;

•	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms or at all; and

•	the risk that the return on our investment in these capital improvements will be less than expected.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow money to fund future capital improvements.

We are dependent on third-party managers of lodging facilities.

We depend on independent management companies to adequately operate our hotel.  We may not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates).  Thus, even if we believe our hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotel.  We can only seek remedies against a management company to the extent that it violates the terms of the applicable management agreement and such remedies are provided for under the terms of the management agreement.  In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

We have entered into joint ventures with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties.  We have also purchased and developed properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•
the possibility that the investment requires additional capital that we and/or our partner do not have, which lack of capital could affect the performance of the investment and/or dilute our interest if the partner were to contribute our share of the capital;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as the result of the action taken by our co-venturer, co-tenant or partner; or

•
that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing limited partners returns.

Affiliates of our General Partners have sponsored, or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (“Behringer Harvard Mid-Term Value Enhancement Fund”).  Mr. Behringer and his affiliate, Behringer Harvard Advisors I LP (an entity that is under common control with our general partner, Behringer Advisors II), act as general partners of Behringer Harvard Mid-Term Value Enhancement Fund, and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Multifamily REIT and Behringer Harvard Multifamily REIT II, Inc.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.

If we enter into a joint venture with another Behringer Harvard program or joint venture, our General Partners may have a conflict of interest when determining when and whether to sell a particular real estate property, and limited partners may face certain additional risks.  For example, if we enter into a joint venture with a Behringer Harvard real estate investment trust (“REIT”) that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed.  In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets.  In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so.  Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

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

These fees could influence our General Partners’ advice to us, as well as the judgment of their affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•
determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the General Partners are reimbursed by us for the related salaries and benefits;

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

DLA Piper LLP (US) acts as legal counsel to us, and is also expected to represent our General Partners and some of their affiliates from time to time.  There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, DLA Piper LLP (US) may be precluded from representing any one or all of such parties.  If any situation arises in which our interests appear to be in conflict with those of our General Partners or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.  Moreover, should such a conflict not be readily apparent, or otherwise not recognized, DLA Piper LLP (US) may inadvertently act in derogation of the interest of the parties which could affect us and, therefore, our limited partners’ ability to meet our investment objectives.

Federal Income Tax Risks

The Internal Revenue Service may challenge our characterization of material tax aspects of an investment in our units of limited partnership interest.

An investment in units involves material income tax risks.  Limited partners are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units.  We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein.  Further, although we have obtained an opinion from our counsel, DLA Piper LLP (US), regarding the material federal income tax issues relating to an investment in our units, investors should be aware that the opinion represents only our counsel’s best legal judgment, based upon representations and assumptions referred to therein and conditioned upon the existence of certain facts.  Our counsel’s tax opinion has no binding effect on the Internal Revenue Service or any court.  Accordingly, we cannot assure investors that the conclusions reached in the tax opinion, if contested, would be sustained by any court.  In addition, our counsel is unable to form an opinion as to the probable outcome of the contest of certain material tax aspects, including whether we will be characterized as a “dealer” so that sales of our assets would give rise to ordinary income rather than capital gain, and whether we are required to qualify as a tax shelter under the Internal Revenue Code.  Our counsel also gives no opinion as to the tax considerations to investors of tax issues that have an impact at the individual or partner level.  Accordingly, investors are urged to consult with and rely upon their own tax advisors with respect to tax issues that have an impact at the partner or individual level.

Investors may realize taxable income without cash distributions, and may have to use funds from other sources to pay their tax liabilities.

As a limited partner, investors will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us.  It is possible that limited partnership units will be allocated taxable income in excess of their cash distributions.  We cannot assure investors that cash flow will be available for distribution in any year.  As a result, investors may have to use funds from other sources to pay their tax liability.

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

If we are deemed for tax purposes to be a dealer, defined as one who holds property primarily for sale to customers in the ordinary course of business, with respect to one or more of our properties, any gain recognized upon a sale of such real property will be taxable to investors as ordinary income and will also constitute UBTI to investors who are tax-exempt entities.  The resolution of our status in this regard is dependent upon facts that will not be known until the time a property is sold or held for sale.  Under existing law, whether property is held primarily for sale to customers in the ordinary course of business must be determined from all the facts and circumstances surrounding the particular property at the time of disposition.  These include the number, frequency, regularity and nature of dispositions of real estate by the holder and activities of the holder of the property in selling the property or preparing the property for sale.  Accordingly, our counsel is unable to render an opinion as to whether we will be considered to hold any or all of our properties primarily for sale to customers in the ordinary course of business.

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

The state in which an investor resides may impose an income tax upon its share of our taxable income.  Further, states in which we will own our properties may impose income taxes upon its share of our taxable income allocable to any Partnership property located in that state.  Many states have also implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable.  Investors may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Partnership of properties in those states.  Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity.  The imposition of such taxes will reduce the amounts distributable to our limited partners.  In the event we are required to withhold state taxes from cash distributions, the amount of the net cash from operations otherwise payable would be reduced.  In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution.  Investors are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect investors.

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of a limited partner.  Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties.  Investors are urged to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.  Investors should also note that our counsel’s tax opinion assumes that no legislation that will be applicable to an investment in our units will be enacted after the commencement of the Offering on February 19, 2003.

Congress has passed major federal tax legislation regarding taxes applicable to recipients of dividends.  One of the changes reduced the tax rate to certain recipients of dividends paid by corporations to individuals to a maximum of 15% through 2012.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, can exceed 50%.

Although partnerships continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would make a limited partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for a limited partnership to elect to be taxed for federal income tax purposes as a corporation or a REIT.  Pursuant to our Partnership Agreement, our General Partners have the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interests.  This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes.  Our General Partners have the authority under our Partnership Agreement to make those elections without the necessity of obtaining the approval of our limited partners.  In addition, our General Partners have the authority to amend our Partnership Agreement without the consent of limited partners in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that they elect for us.  Our General Partners have fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if they determine in good faith that such changes are in the best interests of our investors.

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

We intend to incur indebtedness.  This will cause a portion of our income allocable to tax-exempt investors to be recharacterized as UBTI.  Further, in the event we are deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties that is allocable to tax-exempt investors would be characterized as UBTI.  If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question.  A tax-exempt limited partner other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and be required to file tax returns reporting such income.

Item 1B.        Unresolved Staff Comments.

None.

Item 2.           Properties.

As of December 31, 2010, we owned interests in five office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office and shopping/service center properties represent approximately 1.15 million rentable square feet.  The following table presents certain additional information about our properties as of December 31, 2010:

		Date	Approx. Rentable		Approximate	Ownership
Property Name	Location	Acquired	Square Footage	Description	% Leased	Interest
5050 Quorum	Dallas, Texas	07/02/04	133,799	seven-story office building	64%	100%
Plaza Skillman (1)	Dallas, Texas	07/23/04	98,764	shopping/service center	47%	100%
1221 Coit Road	Dallas, Texas	10/04/04	125,030	two-story office building	0%	90%
Hotel Palomar and Residences	Dallas, Texas	11/08/04	475,000	redevelopment property	n/a	70%
250/290 John Carpenter Freeway	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%
Landmark I	Dallas, Texas	07/06/05	122,273	two-story office building	83%	100%
Landmark II	Dallas, Texas	07/06/05	135,154	two-story office building	0%	100%
Cassidy Ridge	Telluride, Colorado	05/15/06	land	development property	n/a	100%
Melissa Land	Melissa, Texas	10/05/05	land	land	n/a	100%
Bretton Woods	Dallas, Texas	03/03/05	land	developed property	n/a	100%

(1) Property placed into receivership on October 11, 2010

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Item 3.           Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.           Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not an established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell its units at a time or price acceptable to the limited partner.  Our Partnership Agreement requires that our General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.

On January 14, 2011 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2010 of $6.48 per unit.  As part of the valuation process, and as required by the Partnership Agreement, the General Partner has obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.

The General Partner estimated the value of the our investments in improved operating real estate for purposes of calculating an estimated value per unit by using a 10-year discounted cash flow analysis.  The General Partner estimated the value of development assets by reviewing estimated periods to sell such assets or residential units in those developments, reviewed comparable sales in the markets in which the properties are located, and then used an applicable discount rate.  The General Partner estimated the value of raw land by reviewing comparable sales, tax rolls and current appraisals.  The General Partner also reviewed appraisals of various properties.

The General Partner used internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and discount rates that fall within ranges the General Partner believes are used by similar investors.  The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis.  The cash flow estimates, capitalization rates and discount rates for each property were selected by the real estate professionals at the General Partner based on their expertise in managing commercial real estate.

The General Partner believes that these valuation methodologies are among those that are industry standard and acceptable valuation methodologies.  The estimated values for our investments in real estate may not represent current market values or fair values as determined in accordance with GAAP.  Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

The estimated value per unit of our limited partnership units does not reflect a liquidity discount for the fact that our units are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for partnership overhead and other costs that may be incurred, including any costs of any sale of our assets.  Different parties using different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The markets for real estate can fluctuate and values are expected to change in the future.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit.  Accordingly, with respect to the estimated value per unit, we can give no assurance that:

•	a unit holder would be able to resell his or her units at this estimated value,

•	a unit holder would ultimately realize distributions per unit equal to our estimated value per unit upon liquidation of our assets and settlement of our liabilities or a sale of the Partnership,

•	our units would trade at the estimated value per unit on a national securities exchange, or

•	the methodology used to estimate our value per unit would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

Further, the estimated value per unit that has been determined as of December 31, 2010 will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets in response to the real estate and finance market fluctuations.  As contemplated by our Partnership Agreement, the General Partners intend to update the estimated value per unit annually but do not intend to make any attempt to establish any estimated valuations of our units in the interim.  There is no assurance as to the extent to which the current estimated valuation should be relied upon for any purpose after its effective date, regardless that it may be published on any statement issued by the us or otherwise.

The new estimated valuation reflects the current challenging economic climate that continues to severely impact the real estate markets.  Lease rates for office properties have continued to fall as businesses’ demand for space has declined and unemployment remains high.  With the discounted cash flow valuation methodologies that the General Partner uses in its estimated valuation, a decrease in lease rates at these office properties directly affects the assumptions used by the General Partner, and adversely impacts their estimated valuation.  In addition, the Plaza Skillman property’s placement into receivership during 2010 negatively affected our estimated valuation.  However, it is important to note that all of the debt related to Plaza Skillman is nonrecourse to us.

Generally, our business plan is to sell our assets once we believe that the economy has improved, and we have the opportunity to realize additional value.  As a result of our current liquidity needs, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period.  Our General Partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  Therefore, as we have previously disclosed, we will not be liquidated in our original estimated time frame, but rather in a time frame that our General Partners believe will provide more value to our limited partners.

Unit Redemption Program

The General Partners terminated our unit redemption program on December 31, 2006 and currently have no intention of re-instituting the program.

Holders

As of March 18, 2011, we had 10,803,839 limited partnership units outstanding that were held by a total of approximately 4,200 limited partners.

Distributions

The timing and amount of any distributions to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. We declared monthly distributions totaling approximately $1.5 million during the first two quarters of 2009, which represented a 3% annualized rate of return based on an investment in our limited partnership units of $9.44 per unit, reduced from $10.00 per unit as a result of special distributions of a portion of net proceeds from the prior sale of properties.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through December 31, 2010, and we do not anticipate that payment of regular distributions will resume.  Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of our distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

Recent Sales of Unregistered Securities

None.

Item 6.           Selected Financial Data.

We had ownership interests in ten properties as of December 31, 2010, 2009 and 2008.  As of December 31, 2007 and 2006, we had ownership interests in eleven properties.  We sold 4245 N. Central on September 30, 2008.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected data below as of and for each of the five years in the period ended December 31, 2010 has been derived from our financial statements (in thousands, except per unit amounts).

	2010	2009	2008	2007	2006

Total assets	$203,308	$203,009	$199,918	$225,281	$233,364

Notes payable	$165,123	$156,024	$153,987	$145,637	$135,304
Other liabilities	12,337	12,589	10,740	10,264	15,143
Partners' capital	29,961	36,513	34,874	66,971	76,533
Noncontrolling interest	(4,113)	(2,117)	317	2,409	6,384
Total liabilities and equity	$203,308	$203,009	$199,918	$225,281	$233,364

	2010	2009	2008	2007	2006
Total revenues	$24,768	$21,682	$28,217	$37,048	$18,574

Loss from continuing operations	(18,714)	(15,474)	(32,887)	(16,500)	(5,721)
Income (loss) from discontinued operations	-	2	1,184	(771)	1,483
Net loss	(18,714)	(15,472)	(31,703)	(17,271)	(4,238)

Net loss attributable to noncontrolling interest	2,100	2,434	1,159	3,811	1,150
Net loss attributable to the Partnership	$(16,614)	$(13,038)	$(30,544)	$(13,460)	$(3,088)

Basic and diluted net loss per limited partnership unit	$(1.54)	$(1.21)	$(2.83)	$(1.25)	$(0.28)

Distributions declared per limited partnership unit	$-	$0.14	$0.28	$0.28	$0.76

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Liquidity and Capital Resources

Our cash and cash equivalents were $2.0 million at December 31, 2010.  Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of interest, principal and further principal paydowns on our outstanding indebtedness.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through December 31, 2010, and we do not anticipate that payment of regular distributions will resume.  During the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses of $0.4 million and asset management fees of $65,000.  In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is classified as capital contributions from our General Partners on our consolidated statement of equity and comprehensive loss.  In addition, Behringer Holdings, our Sponsor, forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent, in large part, on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Our portfolio of office properties has remained approximately 30% percent leased for the last three years.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  As an example, we signed a long-term full building lease in March 2011 at 1221 Coit Road which represents approximately 11% of the rentable square feet in our office properties.  Lease expirations of approximately 42,000 rentable square feet, or 13% of our current leases, are scheduled during the year ended December 31, 2011.

We expect to fund our liquidity requirements from borrowings and proceeds from the disposition of properties.  Other potential sources of capital may include deferral or waiver of fees paid to Behringer Advisors II.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We continue to prepare and assess properties for potential sale.  In order to execute our current business plan and provide additional liquidity, we have identified a number of our investments for possible disposition in 2011.  As a result of our current liquidity needs, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding peroid. However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.

As of December 31, 2010, $96.7 million of our $165.1 million in notes payable is due in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property which was placed into receivership on October 11, 2010.  The loan is nonrecourse to us.  Of our $165.1 million in debt at December 31, 2010, $152.7 million was secured by properties and $143.9 million is guaranteed by us.  We or our subsidiaries are currently in default on $71.1 million of the $96.7 million that is due in the next twelve months.  We are currently in negotiations with all lenders to waive the events of default and restructure the terms under each loan.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

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

Our 30% noncontrolling partner previously entered into multiple loan agreements with the Mockingbird Commons Partnership, an entity in which we have a 70% ownership interest, totaling $1.3 million.  These loan agreements were superseded and replaced by an Agreement Regarding Advances effective January 1, 2008, by which the loans were subordinated to the payment of any mortgage debt (“Mockingbird Commons Partnership Loans”).  All of these loans matured prior to December 31, 2010 with interest rates ranging from 6% to 12%.  The Mockingbird Commons Partnership was in default under the loan agreements as a result of nonpayment of the outstanding balances due and payable on the maturity dates.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  We believe that we are in compliance with all other covenants under these loan agreements.  The outstanding principal balance at December 31, 2010 and 2009 was $1.3 million.

On October 21, 2010, Behringer Harvard Landmark LP, our wholly owned subsidiary, entered into a loan extension agreement with State Farm Bank, F.S.B. (“Landmark Lender”), an unaffiliated third party, effective October 1, 2010.  The loan agreement, among other things, extended the maturity date of the loan from October 1, 2010 to April 1, 2011 with options to extend the maturity date for up to six additional months and provided for early prepayment.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on the maturity date.  Amounts outstanding under the loan agreement bear interest at 4.0%.  The loan agreement required a principal payment of $1.0 million, which was paid from funds previously escrowed with the Landmark Lender, resulting in an outstanding principal balance of $21.0 million at December 31, 2010.

On April 15, 2008, Behringer Harvard Northwest Highway LP, our wholly-owned subsidiary, entered into four separate loan agreements with Preston State Bank, f/k/a Dallas City Bank.  The total outstanding balance under these loans was $3.7 million at November 23, 2010.  Proceeds from the loans were used to construct luxury homes at Bretton Woods.  All principal balances, together with all accrued, but unpaid interest were due and payable on April 15, 2010, the maturity dates.  Additionally, on July 16, 2007, Behringer Harvard Northwest Highway LP entered into a loan agreement with Citibank, N.A. to finance development of the land at Bretton Woods.  On October 29, 2010, Behringer Holdings purchased the loan from Citibank, N.A., which is secured by the developed land lots.  The outstanding balance under the loan was $1.3 million at November 23, 2010.  On November 24, 2010, Behringer Harvard Northwest Highway LP entered into an amended loan agreement with Preston State Bank totaling $4.8 million.  The amended loan agreement bears interest at the Prime rate plus 1.5%, with a minimum rate of 6.0%, with all unpaid principal and accrued but unpaid interest due on November 24, 2012.  Approximately $1.2 million of the proceeds were used to completely pay-off the loan with Behringer Holdings, as previously agreed to with Citibank, N.A., resulting in a gain on troubled debt restructuring of $0.1 million.  The outstanding principal balance was $4.8 million at December 31, 2010.

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“Texans”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34.0 million (“Mockingbird Loan Agreement”) to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $24.9 million and $25.0 million at December 31, 2010 and 2009, respectively.  The borrower failed to make a mandatory $3.0 million principal payment on or before January 15, 2011, as required under the loan agreement.  Nonpayment of the mandatory amount due constituted an event of default under the loan agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.  We have been and currently are in negotiations to extend or modify the Mockingbird Loan Agreement.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to Credit Union Liquidity Services, LLC, whereby the borrower was permitted to borrow a total principal amount of $27.65 million (“Cassidy Ridge Loan Agreement”) to construct Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to Texans in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011 and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $25.5 million and $10.8 million at December 31, 2010 and 2009, respectively.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.

Behringer Harvard Quorum I LP, our wholly-owned subsidiary, entered into a loan agreement with Sterling Bank (“Quorum Lender”), to borrower $10 million (“Quorum Loan Agreement”), which is secured by 5050 Quorum.  The outstanding principal balance and all accrued but unpaid interest under the Quorum Loan Agreement matured on January 23, 2011.  The borrower did not pay the balance on January 23, 2011, which constitutes an event of default under the loan agreement.  As a result, past due amounts may bear interest at up to 18% per annum during the default period.  We have remained and continue to remain current on interest payments due under the loan agreement.  We received notice from the lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest. As the loan is recourse to us, we would have to consider all available alternatives including transferring legal possession of the property to the lender. We are continuing to negotiate with the Quorum Lender to obtain a waiver of the default, modify or extend the Quorum Loan Agreement.  The outstanding principal balance under the loan was $10.0 million at December 31, 2010 and 2009.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings (“Amended BHH Loan”), pursuant to which we may borrow a maximum of $40.0 million.  On December 31, 2010 and 2009 Behringer Holdings forgave $2.8 million and $15 million, respectively, of principal borrowings and all accrued interest thereon, which have been accounted for as capital contributions by our General Partners.  The outstanding principal balance under the Amended BHH Loan as of December 31, 2010 and 2009 was $11.1 million and $13.9 million, respectively.  On March 29, 2011, we entered into the Fifth Amended and Restated Unsecured Promissory Note with a maximum borrowing amount of $25.0 million (“2011 Amended BHH Loan”). Borrowings under the 2011 Amended BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened, and we accessed support from our Sponsor, instead. The 2011 Amended BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2011.  Our Sponsor, subject to their approval, may make available to us additional funds under the 2011 Amended BHH Loan through 2011, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us and if so, in what amounts.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”).  Proceeds from the loan are being used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% with all outstanding principal and accrued interest due on May 1, 2011. The outstanding principal balance under the loan was $0.6 million at December 31, 2010.

As previously noted, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010.  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at December 31, 2010.  Additionally, as discussed above, we or our subsidiaries were also in default under the Quorum Loan Agreement, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement subsequent to December 31, 2010.  We are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  Other than the Plaza Skillman Loan, we have remained and continue to remain current on interest payments due under each loan agreement.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The Credit Union Liquidity Services loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  We believe that we were in compliance with all other debt covenants under our loan agreements at December 31, 2010.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the Amended BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the Amended BHH Loan, the BHH Cassidy Ridge Loan and the Plaza Skillman Loan, all loans are guaranteed by us.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our units, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•	limiting our ability or increasing the costs to refinance our indebtedness.

Overview

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  Due to the struggling economy, including losses in the financial and professional services industries, overall demand across most real estate sectors remains low.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.  Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.

Nine of our real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth market stood at 21.1% in the fourth quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.  We believe that corresponding rental rates will increase slightly in 2011 over 2010.  The national vacancy percentage for office space decreased from 19.4% in the fourth quarter of 2009 to 17.4% in the fourth quarter of 2010.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.  Additionally, Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 53.5% in the fourth quarter of 2010.  The national overall Average Daily Rate (“ADR”) has also risen, from $95.79 in the fourth quarter of 2009 to $98.25 in the fourth quarter of 2010.  This modest positive growth in the hospitality industry is expected to continue in 2011.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP, which includes the consolidation of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors, including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Results of Operations

Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

We had ownership interests in ten properties as of December 31, 2010 and 2009.  All investments in partnerships and joint ventures were consolidated with and into our accounts.  Discontinued operations for the year ended December 31, 2009 represent the final settlement of operations of 4245 N. Central which was sold on September 30, 2008.  Our office properties remained approximately 30% leased during the years ended December 31, 2010 and 2009.  Due to the continuing decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  Our ultimate strategy for the project continues to be to sell the units.  All available units were leased as of December 31, 2010.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2010 and 2009 totaled $10.4 million and $9.0 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The increase in rental revenues for the year ended December 31, 2010 is primarily due to a one-time payment of $0.8 million from a tenant at 5050 Quorum and leasing of the unsold condominium units at Hotel Palomar and Residences.  Excluding any non-recurring items, management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the years ended December 31, 2010 and 2009 was $12.7 million and $12.4 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar and Residences.  The economic recession, credit crisis, and weak consumer confidence have all contributed to soft lodging demand and lower daily room rates.  Although ADR and occupancy rates rose at modest rates during 2010, we do not anticipate hotel revenue to improve significantly until the overall U.S. economy experiences sustained growth and lodging demand increases.

Real Estate Inventory Sales Revenue. Real estate inventory sales revenue for the years ended December 31, 2010 and 2009 was $1.7 million and $0.3 million, respectively, and was comprised of revenue generated by the sale of home inventory and developed land at Bretton Woods.  As mentioned previously, the U.S. housing market and related condominium sector continued to experience the effects of the nationwide downturn.  The housing market has experienced reduced demand, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally weak conditions in the overall economy.  If these conditions continue to exist, we will continue to experience slow sales of our real estate inventory in the future.

Property Operating Expenses. Property operating expenses for each of the years ended December 31, 2010 and 2009 were $16.3 million and were comprised of expenses related to the daily operations of our properties.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the year ended December 31, 2010 was $5.1 million.  We recognized an impairment charge of $2.8 million during the second quarter of 2010 as a result of learning that tenants would not be renewing or extending leases that totaled approximately 25,000 square feet at our Plaza Skillman property.  Additionally, we evaluated 250/290 John Carpenter Freeway for impairment during the fourth quarter of 2010.  We recognized a $2.3 million impairment charge related to declining market rental rates and continuing vacancies at the property.  We recognized no asset impairment loss during the year ended December 31, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Inventory Valuation Adjustment. The inventory valuation adjustments for the years ended December 31, 2010 and 2009 were $1.9 million and $0.5 million, respectively.  The inventory valuation adjustment for the years ended December 31, 2010 and 2009 were composed of non-cash adjustments to reduce the carrying value of the luxury homes and developed land lots at Bretton Woods to their estimated fair value.  As noted previously, the U.S. housing market and related condominium sector continued to experience the effects of a nationwide downturn.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense for the years ended December 31, 2010 and 2009 was $5.8 million and $6.8 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The decrease in interest expense for the year ended December 31, 2010 was primarily the result of the lower outstanding principal amount under the Amended BHH Loan during the year.  We capitalized interest costs of $2.2 million and $1.3 million for Cassidy Ridge during the years ended December 31, 2010 and 2009, respectively.  Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is completed in the first quarter of 2011.  For the year ended December 31, 2009, we capitalized interest costs of $54,000 for Bretton Woods.  Interest costs for construction of the speculative homes at Bretton Woods were capitalized until construction was completed during the quarter ended June 30, 2009.  Interest expense for the year ended December 31, 2009 includes the reclassification of approximately $0.7 million of realized losses on interest rate derivatives from other comprehensive loss.

The U.S. credit markets have experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes for each of the years ended December 31, 2010 and 2009 were $2.6 million and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for each of the years ended December 31, 2010 and 2009 were $1.7 million and $1.8 million, respectively.  We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2010 and 2009 were $1.1 million and $1.6 million, respectively.  General and administrative expenses were comprised of auditing fees, advisor administrative services, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.4 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively.  The decrease for the year ended December 31, 2010 is primarily the result of a reduction in the cost of administrative services provided by our advisor, as well as lower auditing costs.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $7.0 million and $6.4 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.  The increase in depreciation and amortization expense for the year ended December 31, 2010 is primarily a result of the write-off of intangibles in conjunction with a tenant at 5050 Quorum ending their lease early and depreciation on leased condominium units at Hotel Palomar and Residences.

Loss on Derivative Instruments.  Loss on derivative instruments for the years ended December 31, 2010 and 2009 was $39,000 and $0.5 million, respectively.  We entered into an amended swap agreement as an economic hedge against the variability of future interest rates on the variable interest rate borrowings.  The amended swap agreement, which matured in September 2010, was not designated as a cash flow hedge for accounting purposes.  Thus, changes in the fair value of the amended interest rate swap were recognized in current earnings.  We marked the interest rate swap to its estimated fair value as of each balance sheet date until maturity.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the years ended December 31, 2010 and 2009 was $2.1 million and $2.4 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

We had ownership interests in ten properties as of December 31, 2009 and 2008.  All investments in partnerships and joint ventures were consolidated with and into our accounts as of December 31, 2009 and 2008.  The operations of 4245 N. Central, which was sold on September 30, 2008, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  Effective March 31, 2008, the single tenant at 1221 Coit Road terminated its lease, which had an expiration date of March 31, 2013.  The single tenant leases at Landmark I and Landmark II expired in March 2008 and May 2008, respectively.  We executed a long-term direct lease in May 2008 for approximately 90,000 rentable square feet of Landmark I to a tenant who had previously subleased the space.  Both 1221 Coit Road and Landmark II remained vacant during the twelve months ended December 31, 2009.  We implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As of December 31, 2009, we had leased approximately 81% of the units available for leasing.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2009 and 2008 totaled $9.0 million and $12.3 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in revenue for the year ended December 31, 2009 was primarily the result of the loss of the single tenant leases at 1221 Coit Road and Landmark II.  Rental revenue for the year ended December 31, 2008 included an early termination fee of approximately $1.0 million from the single tenant’s lease at 1221 Coit Road.

Hotel Revenue. Hotel revenue for the years ended December 31, 2009 and 2008 was $12.4 million and $15.1 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar and Residences.  The continuing economic recession, global credit crisis, and eroding consumer confidence all contributed to soft lodging demand and lower daily room rates during the year ended December 31, 2009.

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

Inventory Valuation Adjustment. The inventory valuation adjustments for the years ended December 31, 2009 and 2008 were $0.5 million and $16.8 million, respectively.  The inventory valuation adjustment for the year ended December 31, 2009 was composed of non-cash adjustments related to the luxury homes constructed at Bretton Woods.  During the year ended December 31, 2008, we recognized non-cash adjustments of $14.9 million to reduce the carrying value of condominiums at Hotel Palomar and Residences and $1.9 million to reduce the carrying value of developed land lots at Bretton Woods to their estimated fair value.

Interest Expense. Interest expense for the years ended December 31, 2009 and 2008 was $6.8 million and $8.0 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties.  The decrease in interest expense for the year ended December 31, 2009 was primarily the result of the decrease in variable interest rates associated with our loans. We capitalized interest costs of $1.3 million and $1.0 million for Cassidy Ridge during the years ended December 31, 2009 and 2008, respectively.   Interest costs for the development of Cassidy Ridge will continue to be capitalized until this project is complete.  We capitalized interest costs of $54,000 and $0.2 million for Bretton Woods during the years ended December 31, 2009 and 2008, respectively.  Interest costs for construction of the speculative homes at Bretton Woods were capitalized until construction was completed during the quarter ended June 30, 2009.  Interest expense for the years ended December 31, 2009 and 2008 included the reclassification of approximately $0.7 million and $0.2 million, respectively, of realized losses on interest rate derivatives from other comprehensive loss.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2009 and 2008 were $2.6 million and $3.8 million, respectively, and were comprised of real estate taxes from each of our properties.  The decrease for the year ended December 31, 2009 was primarily due to a refund of 2008 property taxes and a reduction of 2009 assessed tax valuations.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2009 and 2008 were $1.8 million and $1.9 million, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2009 and 2008 were $1.6 million and $1.4 million, respectively.  General and administrative expenses were comprised of auditing fees, advisor administrative services, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expense of $0.3 million for the year ended December 31, 2009.  The increase for the year ended December 31, 2009 was primarily the result of additional auditing costs and an increase in tax preparation fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $6.4 million and $8.3 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.  The decrease in depreciation and amortization expense during the year ended December 31, 2009 was primarily due to accelerated amortization of lease intangibles associated with the termination and expiration of leases during the year ended December 31, 2008.

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

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the years ended December 31, 2009 and 2008 was $2.4 million and $1.2 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidated.

Discontinued Operations

Income (loss) from Discontinued Operations. Income from discontinued operations for the years ended December 31, 2009 and 2008 represents activity for 4245 N. Central, which was sold on September 30, 2008.  Amounts for the year ended December 31, 2009 represent final settlements related to operations of the property.

Cash Flow Analysis

Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

Cash used in operating activities for the year ended December 31, 2010 was $17.8 million and was comprised primarily of the net loss of $18.7 million, adjusted for depreciation and amortization of $7.4 million, asset impairment loss of $5.1 million, inventory valuation adjustments of $1.9 million and the increase in real estate inventory of $14.2 million, which was primarily composed of development of the condominiums at Cassidy Ridge.  Cash used in operating activities for the year ended December 31, 2009 was $17.2 million and was comprised primarily of the net loss of $15.5 million, adjusted for depreciation and amortization of $7.6 million, inventory valuation adjustments of $0.5 million and the increase in real estate inventory of $9.9 million related to the development of the condominiums at Cassidy Ridge.

Cash used in investing activities for the year ended December 31, 2010 was $1.2 million and was comprised of capital expenditures for real estate of $0.7 million and change in restricted cash of $0.5 million.  Cash used in investing activities for the year ended December 31, 2009 was $0.4 million and was primarily comprised of capital expenditures for real estate of $0.5 million.

Cash provided by financing activities was $19.0 million in 2010 versus $14.9 million in 2009.  For the year ended December 31, 2010, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $12.1 million and contributions from our General Partners of $7.0 million.  For the year ended December 31, 2009, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $17.1 million, partially offset by $1.8 million of distributions to our limited partners.

Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

Cash used in operating activities for the year ended December 31, 2009 was $17.2 million and was comprised primarily of the net loss of $15.5 million, adjusted for depreciation and amortization of $7.6 million, inventory valuation adjustments of $0.5 million and the increase in real estate inventory of $9.9 million, which was primarily composed of development of the condominiums at Cassidy Ridge.  Cash used in operating activities for the year ended December 31, 2008 was $15.1 million and was comprised primarily of the net loss of $31.7 million, adjusted for depreciation and amortization of $9.5 million, inventory valuation adjustments of $16.8 million, the change in real estate inventory of $6.3 million, changes in working capital accounts of $1.9 million and the gain on sale of discontinued operations of $1.6 million.

Cash used in investing activities for the year ended December 31, 2009 was $0.4 million and was primarily comprised of capital expenditures for real estate of $0.5 million.  Cash provided by investing activities for the year ended December 31, 2008 was $9.4 million and was primarily comprised of proceeds from the sale of 4245 N. Central of $10.1 million.

Cash provided by financing activities was $14.9 million in 2009 and $5.3 million in 2008.  For the year ended December 31, 2009, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $17.1 million and $1.8 million of distributions to our limited partners.  For the year ended December 31, 2008, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $8.4 million and $3.1 million of distributions to our limited partners.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands).

	2010	2009	2008

Total revenues	$24,768	$21,682	$28,217

Operating expenses
Property operating expenses	16,296	16,284	18,744
Real estate taxes, net	2,586	2,592	3,808
Property and asset management fees	1,738	1,789	1,853
Advertising costs	282	255	502
Cost of real estate inventory sales	1,718	263	661
Less: Asset management fees	(858)	(910)	(933)
Total operating expenses	21,762	20,273	24,635

Net operating income	$3,006	$1,409	$3,582

Reconciliation to Net loss
Net operating income	$3,006	$1,409	$3,582

Less: Depreciation and amortization	(6,985)	(6,447)	(8,272)
General and administrative expenses	(1,143)	(1,550)	(1,442)
Interest expense, net	(5,796)	(6,770)	(8,025)
Asset management fees	(858)	(910)	(933)
Asset impairment loss	(5,118)	-	-
Inventory valuation adjustment	(1,886)	(541)	(16,790)
Provision for income taxes	(166)	(199)	(200)
Add: Interest income	146	26	78
Loss on sale of assets	-	-	(2)
Loss on derivative instruments, net	(39)	(492)	(883)
Gain on troubled debt restructuring	125	-	-
Income from discontinued operations	-	2	1,184

Net loss	$(18,714)	$(15,472)	$(31,703)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):
	2010	2009	2008

Net loss	$(18,714)	$(15,472)	$(31,703)
Net loss attributable to noncontrolling interest	2,100	2,434	1,159

Adjustments
Real estate depreciation and amortization (1)	6,116	6,418	7,864
Inventory valuation adjustment (1)	7,005	541	12,321
Gain on sale of discontinued operations (1)	-	-	(1,008)
Debt service, net of amounts capitalized (1)	(5,382)	(5,068)	(6,406)
Capital improvements (1)(2)	(603)	(558)	(1,542)
Net cash used in operations	$(9,478)	$(11,705)	$(19,315)

(1)	This represents our ownership portion of the properties that we consolidate.

(2)	Amounts include building improvements, tenant improvements and furniture and fixtures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2010, and outlines expected future payments to be made under such obligations and commitments (in thousands):

	Payments due by period
	Totals	2011	2012	2013	2014	2015
Notes payable (1)	$164,963	$96,664	$68,299	$-	$-	$-
Capital lease	54	54	-	-	-	-
Interest	8,472	5,784	2,688	-	-	-
Total	$173,489	$102,502	$70,987	$-	$-	$-

(1)  Excludes unamortized premium of $0.2 million.

New Accounting Pronouncements

In January 2010, the FASB updated the disclosure requirements for fair value measurements.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.  We adopted the remaining guidance on January 1, 2011.  We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $165.1 million in notes payable at December 31, 2010, approximately $75.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.8 million.

At December 31, 2010, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our General Partner, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of December 31, 2010 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, evaluated as of December 31, 2010 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our internal controls, as of December 31, 2010, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	62	Chairman
Robert S. Aisner	64	Chief Executive Officer and President
Samuel A. Gillespie	52	Chief Operating Officer
Gerald J. Reihsen, III	52	Executive Vice President – Corporate Development and Legal and Secretary
Gary S. Bresky	44	Chief Financial Officer
M. Jason Mattox	35	Executive Vice President
Kymberlyn K. Janney	49	Senior Vice President – Finance

Robert M. Behringer is the Chairman of Behringer Advisors II.  He has also served as the Chairman of the Board of Behringer Harvard REIT I since June 2002, Behringer Harvard Multifamily REIT I since December 2007, Behringer Harvard Opportunity REIT I since June 2006, and Behringer Harvard Opportunity REIT II since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard Multifamily REIT II, Inc., a REIT that is still in registration with the SEC.  He is also the founder, sole manager and Chief Executive Officer of Behringer Holdings, the indirect parent company of Behringer Advisors II.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Mid-Term Value Enhancement Fund I, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that was liquidated and that had an asset value of approximately $174 million before liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (since acquired by, and now known as Lend Lease Real Estate Investments, Inc.), one of the largest real estate pension managers and advisors in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 158 different properties with over 34 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England and Australia.  Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the Chief Executive Officer and President of Behringer Advisors II.  Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I.  In addition, Mr. Aisner serves as President (since November 2004), Chief Executive Officer (since June 2008) and a director (since June 2006) of Behringer Harvard Opportunity REIT I.  Mr. Aisner also has served as President, Chief Executive Officer and a director of Behringer Harvard Opportunity REIT II since January 2007, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard Multifamily REIT II, Inc., currently in registration.  Mr. Aisner is also President of the other Behringer Harvard companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  From 1996 until joining Behringer Harvard REIT I in 2003, Mr. Aisner served as (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT that focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of AMLI Management Company, that oversees all of AMLI’s apartment operations in 80 communities, (iii) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (iv) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (v) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II.  Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Holdings, including Behringer Harvard Advisors I LP who is co-general partner of Behringer Harvard Mid-Term Value Enhancement Fund,.  Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002), Behringer Harvard Opportunity REIT I (since June 2007), Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

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

Kymberlyn K. Janney is the Senior Vice President of Finance for Behringer Advisors II and also serves as the principal accounting officer.  Ms. Janney also serves as Senior Vice President and the principal accounting officer for Behringer Harvard Advisors I LP, who is co-general partner of Behringer Harvard Mid-Term Value Enhancement Fund, another Behringer Holdings sponsored program.  As of November 23, 2010, Ms. Janney also serves as Chief Financial Officer and Treasurer of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II.  She has also served as the Senior Vice President – Financial Administration of the advisors for Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II since July 2010.

Ms. Janney has over 25 years of experience in commercial real estate related accounting and financial activities, including over 20 years of management-level experience.  Prior to joining Behringer Harvard, from October 2009 until July 2010, Ms. Janney served as a consultant for Meridian Realty Advisors, a full service real estate management and advisory company focused on senior living and healthcare related real estate investment opportunities.  From February 2007 to September 2009, Ms. Janney was Executive Vice President and Chief Financial Officer for Direct Development, where she was responsible for accounting and reporting systems, internal controls and policies and procedures for the commercial retail development company, brokerage company and related project entities.  From October 2004 to January 2007, Ms. Janney was Managing Director and Chief Financial Officer of Hawkeye Partners, LP, a start-up real estate private equity fund.  From December 1994 to October 2004, Ms. Janney was with the Hampstead Group, a privately held real estate investment company, where she served as Controller from 1994 to 1999 and as Chief Financial Officer from 2000 to 2004.  Ms. Janney received a Bachelor of Business Administration degree from Baylor University.  Ms. Janney is a Certified Public Accountant in the State of Texas.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II.  HPT and its affiliates employed approximately 435 full-time persons at December 31, 2010, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2010.

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

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2010, we have not made any payments to Mr. Behringer as compensation for serving as General Partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees and expense allocations to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement.  We do not directly compensate the executive officers of our General Partner, nor do we reimburse our General Partner for compensation paid to the executive officers, for services rendered to us.  Reimbursement for the costs of salaries and benefits of the employees of our General Partner relate to compensation paid to the General Partner’s employees that provide services to us such as accounting, administrative or legal, for which our General Partner or its affiliates are not entitled to a separate fee.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

The following table sets forth information as of March 18, 2011 regarding the beneficial ownership of our limited partnership and general partnership interests by each of our General Partners, each director or executive officer of our General Partner, Behringer Advisors II, and all directors and officers of Behringer Advisors II as a group.  There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 18, 2011.  The percentage of beneficial ownership is calculated based on 10,803,839 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
General partner interest	Robert M. Behringer (1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP (1)(3)(4)	0	50%
Limited partner interest	Robert M. Behringer (1)(2)	386.74	*
Limited partner interest	Robert S. Aisner (1)(2)	386.74	*
Limited partner interest	Samuel A. Gillespie (1)(2)	0	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	0	*
Limited partner interest	Gary S. Bresky (1)(2)	0	*
Limited partner interest	M. Jason Mattox (1)(2)	0	*
Limited partner interest	Kymberlyn K. Janney (1)(2)	0	*
Limited partner interest	All current executive officers as a group (7 persons)	773.48	*

(1)	The address of Messrs. Behringer, Aisner, Reihsen, Gillespie, Bresky, Mattox, Ms. Janney and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Executive Officers of Behringer Advisors II.

(3)	General Partners.

(4)	Consists of $500 of combined general partnership interests held directly by Mr. Behringer and Behringer Advisors II.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Behringer Advisors II or its affiliates have received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates have also received up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the years ended December 31, 2010, 2009 and 2008, Behringer Advisors II did not earn any acquisition and advisory fees and were not reimbursed for acquisition related expenses.

For the management and leasing of our properties, we pay our Property Manager, affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2010, we incurred property management fees payable to our Property Manager of $0.4 million.  During the years ended December 31, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.4 million and $0.5 million, respectively, of which approximately $2,000 and $40,000 is included in discontinued operations, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2010, we incurred asset management fees of $1.1 million, of which approximately $0.2 million was capitalized to real estate inventory and approximately $65,000 was waived.  During the year ended December 31, 2009, we incurred asset management fees of $1.1 million, of which $0.1 million was capitalized to real estate and $31,000 was waived.  For the year ended December 31, 2008, we incurred asset management fees of $1.1 million of which approximately $30,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate inventory.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2010, 2009 and 2008.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  Behringer Advisors II charged us no such debt financing fees for the years ended December 31, 2010 and 2009.  We incurred $0.1 million of such debt financing fees for the year ended December 31, 2008.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2010, we incurred such costs for administrative services totaling $0.4 million, all of which were waived.  In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is classified as capital contributions from our General Partners on our consolidated statement of equity and comprehensive loss.  For the years ended December 31, 2009 and 2008, we incurred such costs for administrative services totaling $0.5 million and $0.3 million, respectively, of which approximately $0.2 million was waived for the year ended December 31, 2009.  In addition, Behringer Advisors II waived $0.1 million for reimbursement of expenses for the year ended December 31, 2009.

On November 13, 2009, we entered into the Amended BHH Loan.  On December 31, 2010 and 2009 Behringer Holdings forgave $2.8 million and $15 million, respectively, of principal borrowings and all accrued interest thereon, which have been accounted for as capital contributions by our General Partners.  The outstanding principal balance under the Amended BHH Loan as of December 31, 2010 was $11.1 million.  We entered into the 2011 Amended BHH Loan on March 29, 2011. Borrowings under the 2011 Amended BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our Sponsor instead. The 2011 Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the 2011 Amended BHH Loan is March 29, 2014.  In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan.  Proceeds from the loan are being used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% with all outstanding principal and accrued interest due on May 1, 2011.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require liquidity support from our Sponsor through December 2011.  Our Sponsor, subject to its approval, may make available to us additional funds under the 2011 Amended BHH Loan, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

At December 31, 2010, we had payables to related parties of approximately $2.3 million.  This balance consists primarily of interest accrued on the Amended BHH Loan and management fees payable to our Property Manager.  At December 31, 2009, we had payables to related parties of approximately $1.2 million.  This balance consists primarily of interest accrued on the Amended BHH Loan and management fees payable to our Property Manager.

We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services to us, we will be required to obtain such services from other sources.

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, who believe the amounts to be paid thereunder are reasonable and customary under the circumstances.  In an effort to establish standards for minimizing and resolving potential conflicts of interest, our General Partners have agreed to the guidelines and limitations set forth in our Partnership Agreement.  Among other things, these provisions:

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

•
with certain exceptions, prohibit our General Partners from merging or consolidating us with another partnership or a corporation or converting us to a corporation unless the transaction complies with certain terms and conditions, including first obtaining a majority vote of our limited partners.

In addition, our General Partners have a fiduciary obligation to act in the best interests of both our limited partners and the investors in other affiliated programs and will use their best efforts to ensure that we will be treated at least as favorably as any other affiliated program.

Item 14.	Principal Accounting Fees and Services.

Because we do not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services provided by our independent registered public accounting firm.  The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to Principal Independent Public Registered Accounting Firm

The following table presents (in thousands) aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2010 and 2009 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”):

	2010	2009
Audit Fees (1)	$380	$442
Audit-Related Fees (2)	-	-
Tax Fees (3)	74	74
Total Fees	$454	$516

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

Behringer Harvard Short-Term Opportunity Fund I LP

March 31, 2011	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 31, 2011	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)

March 31, 2011	/s/ Kymberlyn K. Janney
Kymberlyn K. Janney
Senior Vice President - Finance of Behringer Harvard Advisors II LP (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP
Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the "Partnership") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2011

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(in thousands, except unit amounts)

	2010	2009
Assets
Real estate
Land	$29,709	$31,000
Buildings and improvements, net	98,415	101,960
Total real estate	128,124	132,960

Real estate inventory, net	60,925	53,770
Cash and cash equivalents	2,040	1,964
Restricted cash	3,039	2,520
Accounts receivable, net	3,827	3,905
Prepaid expenses and other assets	892	1,085
Furniture, fixtures, and equipment, net	1,203	2,424
Deferred financing fees, net	683	1,084
Lease intangibles, net	2,575	3,297
Total assets	$203,308	$203,009

Liabilities and Equity
Liabilities
Notes payable	$153,430	$142,106
Note payable to related party	11,693	13,918
Accounts payable	2,801	4,697
Payables to related parties	2,302	1,165
Acquired below-market leases, net	-	53
Accrued liabilities	7,180	6,555
Capital lease obligations	54	119
Total liabilities	177,460	168,613

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2010 and 2009	(4,768)	11,846
General partners	34,729	24,667
Partners' capital	29,961	36,513
Noncontrolling interest	(4,113)	(2,117)
Total equity	25,848	34,396
Total liabilities and equity	$203,308	$203,009

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Operations
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except per unit amounts)

	2010	2009	2008
Revenues
Rental revenue	$10,356	$8,990	$12,309
Hotel revenue	12,732	12,382	15,133
Real estate inventory sales	1,680	310	775
Total revenues	24,768	21,682	28,217

Expenses
Property operating expenses	16,296	16,284	18,744
Asset impairment loss	5,118	-	-
Inventory valuation adjustment	1,886	541	16,790
Interest expense, net	5,796	6,770	8,025
Real estate taxes, net	2,586	2,592	3,808
Property and asset management fees	1,738	1,789	1,853
General and administrative	1,143	1,550	1,442
Advertising costs	282	255	502
Depreciation and amortization	6,985	6,447	8,272
Cost of real estate inventory sales	1,718	263	661
Total expenses	43,548	36,491	60,097

Interest income	146	26	78
Loss on sale of assets	-	-	(2)
Loss on derivative instrument, net	(39)	(492)	(883)
Gain on troubled debt restructuring	125	-	-
Loss from continuing operations before income taxes	(18,548)	(15,275)	(32,687)

Provision for income taxes	(166)	(199)	(200)
Loss from continuing operations	(18,714)	(15,474)	(32,887)

Discontinued operations
Income (loss) from discontinued operations	-	2	(428)
Gain on sale of discontinued operations	-	-	1,612
Income from discontinued operations	-	2	1,184

Net loss	(18,714)	(15,472)	(31,703)

Noncontrolling interest in continuing operations	2,100	2,443	1,727
Noncontrolling interest in discontinued operations	-	(9)	(568)
Net loss attributable to noncontrolling interest	2,100	2,434	1,159

Net loss attributable to the Partnership	$(16,614)	$(13,038)	$(30,544)

Amounts attributable to the Partnership
Continuing operations	$(16,614)	$(13,031)	$(31,160)
Discontinued operations	-	(7)	616
Net loss attributable to the Partnership	$(16,614)	$(13,038)	$(30,544)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(1.54)	$(1.21)	$(2.88)
Income from discontinued operations attributable to the Partnership	-	-	0.05
Basic and diluted net loss per limited partnership unit	$(1.54)	$(1.21)	$(2.83)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Equity and Comprehensive Loss
For the years ended December 31, 2010, 2009 and 2008
(in thousands)

							Accumulated
	General Partners		Limited Partners				Comprehensive
						Accumulated Other	Loss
		Accumulated	Number of		Accumulated	Comprehensive	Attributable to	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Income (Loss)	the Partnership	Interest	Total

Balance as of January 1, 2008	$7,537	$-	10,804	$79,107	$(19,094)	$(579)	$(19,673)	$2,409	$69,380

Comprehensive loss:

Net loss					(30,544)		(30,544)	(1,159)	(31,703)

Reclassifications due to hedging activities						162	162		162

Unrealized loss on interest rate swap						(318)	(318)	-	(318)

Total comprehensive loss							(30,700)	(1,159)	(31,859)

Contributions	1,671							66	1,737

Distributions				(3,068)				(999)	(4,067)

Balance as of December 31, 2008	9,208	-	10,804	76,039	(49,638)	(735)	(50,373)	317	35,191

Comprehensive loss:

Net loss					(13,038)		(13,038)	(2,434)	(15,472)

Reclassifications due to hedging activities						735	735	-	735

Total comprehensive income loss							(12,303)	(2,434)	(14,737)

Note receivable								(334)	(334)

Contributions	15,459							334	15,793

Distributions				(1,517)				-	(1,517)

Balance as of December 31, 2009	24,667	-	10,804	74,522	(62,676)	-	(62,676)	(2,117)	34,396

Comprehensive loss:

Net loss					(16,614)		(16,614)	(2,100)	(18,714)

Total comprehensive loss							(16,614)	(2,100)	(18,714)

Notes receivable								(966)	(966)

Contributions	10,062							1,070	11,132

Balance as of December 31, 2010	$34,729	$-	10,804	$74,522	$(79,290)	$-	$(79,290)	$(4,113)	$25,848

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(18,714)	$(15,472)	$(31,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of assets	-	-	2
Gain on sale of discontinued operations	-	-	(1,612)
Depreciation and amortization	7,373	7,630	9,538
Loss on derivative instruments, net	39	-	-
Asset impairment loss	5,118	-	-
Inventory valuation adjustment	1,886	541	16,790
Gain on troubled debt restructuring	(125)	492	883
Change in real estate inventory	(14,236)	(9,931)	(6,301)
Change in accounts receivable	78	362	(1,544)
Change in prepaid expenses and other assets	193	194	(214)
Change in lease intangibles	(256)	(94)	(779)
Change in accounts payable	(415)	48	(828)
Change in accrued liabilities	(130)	(1,987)	(749)
Change in payables or receivables with related parties	1,423	1,062	1,424
Cash used in operating activities	(17,766)	(17,155)	(15,093)

Cash flows from investing activities
Capital expenditures for real estate	(651)	(519)	(1,701)
Proceeds from sale of assets	-	-	236
Proceeds from sale of discontinued operations	-	-	10,056
Change in restricted cash	(519)	111	844
Cash (used in) provided by investing activities	(1,170)	(408)	9,435

Cash flows from financing activities
Proceeds from notes payable	15,858	4,607	19,723
Proceeds from note payable to related party	575	15,648	13,270
Payments on notes payable	(4,308)	(3,131)	(24,560)
Payments on capital lease obligations	(66)	(60)	(55)
Financing costs	(127)	(344)	(714)
Distributions	-	(1,777)	(3,068)
Distributions to noncontrolling interest holders	-	-	(998)
Contributions from noncontrolling interest holders	104	-	66
Contributions from general partners	6,976	-	1,671
Cash provided by financing activities	19,012	14,943	5,335

Net change in cash and cash equivalents	76	(2,620)	(323)
Cash and cash equivalents at beginning of year	1,964	4,584	4,907
Cash and cash equivalents at end of year	$2,040	$1,964	$4,584

Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,922	$4,973	$7,869
Income tax paid	$149	$203	$201

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$966	$334	$-
Capital expenditures for real estate in accrued liabilities	$115	$56	$-
Reclassification of real estate inventory to buildings	$4,381	$14,485	$-

Non-cash financing activities:
Contributions from noncontrolling interest holder	$966	$334	$-
Financing costs in accrued liabilities	$-	$412	$-
Contribution from general partner	$3,086	$15,459	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of December 31, 2010, ten of the twelve properties we acquired remain in our portfolio.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.  Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.

Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of interest, principal and further principal paydowns on our outstanding indebtedness.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through December 31, 2010, and we do not anticipate that payment of regular distributions will resume.  During the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses of $0.4 million and asset management fees of $65,000.  In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is classified as capital contributions from our General Partners on our consolidated statement of equity and comprehensive loss.  In addition, Behringer Harvard Holdings LLC (“Behringer Holdings” or our ”Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent, in large part, on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Our portfolio of office properties has remained approximately 30% percent leased for the last three years.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  As an example, we signed a long-term full building lease in March 2011 at 1221 Coit Road which represents approximately 11% of the rentable square feet in our office properties.  Lease expirations of approximately 42,000 rentable square feet, or 13% of our current leases, are scheduled during the year ended December 31, 2011.

We expect to fund our liquidity requirements from borrowings and proceeds from the disposition of properties.  Other potential sources of capital may include deferral or waiver of fees paid to Behringer Advisors II. There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We continue to prepare and assess properties for potential sale.  In order to execute our current business plan and provide additional liquidity, we have identified a number of our investments for possible disposition in 2011.  As a result of our current liquidity needs, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

As of December 31, 2010, $96.7 million of our $165.1 million in notes payable is due in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property which was placed into receivership on October 11, 2010.  The loan is nonrecourse to us.  As of December 31, 2010, of our $165.1 million in notes payable, $152.7 million was secured by properties and $143.9 million is guaranteed by us.  We or our subsidiaries are currently in default on $71.1 million of the $96.7 million that is due in the next twelve months.  We are currently in negotiations with the lenders to waive the events of default and restructure the terms under each loan.  We are working with all lenders, with respect to our remaining debt due within the next twelve months, to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follow:

2011	$60
2012	32
2013	32
2014	32
2015	32

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles as of December 31, 2010 and 2009 were as follows (in thousands):

	Buildings and	Lease
As of December 31, 2010	Improvements	Intangibles
Cost	$119,903	$5,071
Less: depreciation and amortization	(21,488)	(2,496)
Net	$98,415	$2,575

	Buildings and	Lease	Acquired Below-
As of December 31, 2009	Improvements	Intangibles	Market Leases
Cost	$118,743	$5,339	$(131)
Less: depreciation and amortization	(16,783)	(2,042)	78
Net	$101,960	$3,297	$(53)

Due to the decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences.  As a result of the leasing program, approximately $4.4 million and $14.5 million in costs, which include inventory impairment charges of  $2.6 million and $8.2 million, were reclassified from real estate inventory to buildings on our consolidated balance sheet during the years ended December 31, 2010 and 2009, respectively.  Although our strategy for the project continues to be to sell the units, we are generating rental income by leasing the units until the condominium market improves.

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to, major vacancies and the resulting loss of revenues, natural disasters, bona fide purchase offers and a change in the economic climate.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors, including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has been performing an analysis of the value of our real estate assets at each reporting date and will continue to do so until the economy recovers.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

During the second quarter of 2010, we recognized an impairment charge of $2.8 million related to our Plaza Skillman property as a result of learning that tenants would not be renewing or extending leases that totaled approximately 25,000 square feet.  On October 11, 2010, after negotiations with the lender, we agreed to transfer possession and control of the property to a receiver.  The property was not generating sufficient cash flow to cover its debt service and was not expected to cover its debt service for the foreseeable future. In addition, we evaluated 250/290 John Carpenter Freeway for impairment during the fourth quarter of 2010.  We recognized a $2.3 million impairment charge related to declining market rental rates and continuing vacancies at the property.  The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset and third-party opinion of values.

There were no additional impairment charges during the years ended December 31, 2009 and 2008.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such charges could have an adverse effect on our consolidated financial position and operations.

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

Inventory Valuation Adjustments

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

 The U.S. housing market and related condominium sector continued to experience the downturn that began in 2006.  The housing market has experienced reduced demand, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally weak conditions in the overall economy.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the years ended December 31, 2010, 2009 and 2008, we recognized inventory valuation adjustments of $1.9 million, $0.5 million and $1.9 million, respectively, related to the constructed luxury homes and developed land lots at Bretton Woods.  For the year ended December 31, 2008 we recognized inventory valuation adjustments of $14.9 million to reduce the carrying value of condominiums at Hotel Palomar and Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such charges could have an adverse effect on our consolidated financial position.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes funds to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties.  Our allowance for doubtful accounts associated with accounts receivable was $0.1 million at December 31, 2010 and 2009, respectively.

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

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment totaled $5.6 million and $4.3 million at December 31, 2010 and 2009, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization associated with deferred financing fees was $0.9 million and $0.8 million at December 31, 2010 and 2009, respectively.

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

We do not own any derivative instruments as of December 31, 2010.  See Notes 4, “Fair Value Measurements” and 8, “Derivative Instruments and Hedging Activities” for further information regarding our use of derivative financial instruments.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the years ended December 31, 2010 and 2009 was $0.3 million and $0.1 million, respectively.  The total net increase due to straight-line rent adjustments for the year ended December 31, 2008 was $1.7 million.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

We also recognize revenue from the operations of a hotel.  Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and Residences and are recognized as the services are rendered.

Revenues from the sales of real estate inventory are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay, the new owner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement.  Amounts received prior to closing on sales of real estate inventory are recorded as deposits in our financial statements.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the years ending December 31, 2010, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

During the years ended December 31, 2010 and 2009, we issued notes receivable totaling $1.0 million and $0.3 million, respectively, to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”).  Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the noncontrolling interest partner on our consolidated statement of equity and comprehensive loss for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

As a limited partnership, we are generally not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the year ended December 31, 2010, we recognized a provision for current tax expense of approximately $173,000 and a provision for a deferred tax benefit of approximately $7,000 related to the Texas margin tax.  For the year ended December 31, 2009, we recognized a provision for current tax expense of approximately $199,000 related to the Texas margin tax.  For the year ended December 31, 2008, we recognized a provision for current tax expense of approximately $175,000 and a provision for deferred tax expense of approximately $25,000 related to the Texas margin tax.  The Partnership does not have any entity level uncertain tax positions.

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

3.           New Accounting Pronouncements

In January 2010, the FASB updated the disclosure requirements for fair value measurements.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.  We adopted the remaining guidance on January 1, 2011.  We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

We have no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2010.  The following table sets forth our financial liabilities measured at fair value on a recurring basis as of December 31, 2009, which equals book value, by level within the fair value hierarchy.  Our derivative financial instruments were classified in “Accrued liabilities” on our consolidated balance sheet at December 31, 2009.  See Note 8, “Derivative Instruments and Hedging Activities” for additional information regarding our hedging activity.

2009	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$(879)	$-	$(879)

Nonrecurring Fair Value Measurements

Asset Impairment Losses

During the second quarter of 2010, we recognized an impairment charge of $2.8 million related to our Plaza Skillman property as a result of learning that tenants would not be renewing or extending leases that totaled approximately 25,000 square feet.  On October 11, 2010, after negotiations with the lender, we agreed to transfer possession and control of the property to a receiver.  The property was not generating sufficient cash flow to cover its debt service and was not expected to cover its debt service for the foreseeable future. In addition, we evaluated 250/290 John Carpenter Freeway for impairment during the fourth quarter of 2010.  We recognized a $2.3 million impairment charge as a result of general weakness in market rental rates and vacancies at the property.  The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset and third-party opinion of values.

Inventory Valuation Adjustment

The housing market and related condominium sales continued to experience difficult conditions during 2010, and as a result, we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $1.9 million related to the constructed luxury homes and developed land lots at Bretton Woods.  We recognized inventory valuation adjustments of $0.5 million for the year ended December 31, 2009 related to the luxury homes constructed at Bretton Woods.  The inputs used to calculate the fair value of these assets included current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during December 31, 2010 and 2009:

				Total	Gain
2010	Level 1	Level 2	Level 3	Fair Value	(Loss)
Real estate	$-	$-	$35,015	$35,015	$(5,118)
Real estate inventory, net	-	-	6,990	6,990	(1,886)
Total	$-	$-	$42,005	$42,005	$(7,004)

				Total	Gain
2009	Level 1	Level 2	Level 3	Fair Value	(Loss)
Real estate inventory, net	$-	$-	$53,770	$53,770	$(541)

Fair Value Disclosures

Fair value of financial instruments

As of December 31, 2010 and 2009, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $165.2 million and $156.1 million as of December 31, 2010 and 2009, respectively, have a fair value of approximately $164.7 million and $155.0 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

The fair value estimates presented herein are based on information available to our management as of December 31, 2010 and 2009.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5.           Capitalized Costs

Bretton Woods was originally planned for development into high-end residential lots for future sale to luxury home builders.  Our plans for this land changed slightly in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders.  After developing the land, construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009.  We capitalized certain costs associated with Bretton Woods’ development and construction.  As a result of the completed construction of speculative homes during the quarter ended June 30, 2009, additional costs have not been capitalized.  For the year ended December 31, 2009, we capitalized a total of $0.7 million in costs associated with the development of Bretton Woods to real estate inventory.  During the years ended December 31, 2009 and 2008, we capitalized approximately $54,000 and $0.2 million, respectively, in interest costs.

Cassidy Ridge is a 1.56 acre site in Telluride, Colorado on which we are constructing 23 luxury condominium units.  Certain costs associated with the Cassidy Ridge development have been capitalized and will continue to be capitalized by us until construction is completed, which is expected to be in early 2011.  For the years ended December 31, 2010 and 2009, we capitalized a total of $15 million and $12.4 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  During the years ended December 31, 2010, 2009 and 2008, we capitalized $2.2 million, $1.3 million and $1.0 million, respectively, in interest costs for Cassidy Ridge.

6.           Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2010 are as follows:

2011	$6,205
2012	5,988
2013	5,734
2014	5,735
2015	4,856
Thereafter	7,534

Total	$36,052

The above base payments are exclusive of any contingent rent amounts.  Rental revenue in 2010, 2009 and 2008 did not include any amounts from contingent revenue.

As of December 31, 2010, two tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Tellabs, Inc., who designs, develops, deploys, and supports telecommunications networking products for telecommunications service providers worldwide, accounted for approximately $2.3 million or 22% of our rental revenues for the year ended December 31, 2010 under a lease that expires August 2015.  Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2.0 million or 19% of our aggregate rental revenue for the year ended December 31, 2010 under a lease that expires August 2018.

7.           Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2010 and 2009:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

	Balance		Interest	Maturity
Description	2010	2009	Rate	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011 (7)
1221 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - IPTV	9,366	9,436	7.34%	4/11/2011 (8)
Plaza Skillman Loan - unamortized premium	160	250		4/11/2011 (8)
Hotel Palomar and Residences - Credit Union Liquidity Services	24,850	24,950	Prime + 1.0% (2)	1/15/2011 (7)
Hotel Palomar and Residences - Bank of America	41,218	41,218	30-day LIBOR + 3.5% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	18.0%	10/9/2009
Bretton Woods Loan - Citibank, N.A.	-	1,306	6.0%	Paid
Bretton Woods Loans - Preston State Bank	4,844	5,521	6.0%(4)	11/24/2012
Landmark I Loan - State Farm Bank	9,975	10,450	4.0%	4/1/2011
Landmark II Loan - State Farm Bank	11,025	11,550	4.0%	4/1/2011
Melissa Land Loan - Preston State Bank	1,590	1,710	5.5% (5)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	25,458	10,771	6.5% (6)	10/1/2011
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	153,430	142,106

Amended BHH Loan - related party	11,118	13,918	5.0%	11/13/2012
BHH Cassidy Ridge Loan - related party	575	-	5.0%	5/1/2011
Notes payable related party	11,693	13,918
	$165,123	$156,024

(1)	Rate is the higher of prime plus 1.0% or 7.0%

(2)	Prime rate at December 31, 2010 was 3.25%

(3)	30-day LIBOR was 0.3% at December 31, 2010

(4)	Rate is the higher of prime plus 0.5% or 6.0%

(5)	Rate is the higher of prime plus 0.5% or 5.5%

(6)	Rate is the higher of prime plus 1.5% or 6.5%

(7)	We are currently in negotiations with the lender to extend the loan agreement

(8)	Property placed into receivership on October 11, 2010

The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any available debt.  A continuing market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of December 31, 2010, $96.7 million of our $165.1 million in notes payable is due in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property which was placed into receivership on October 11, 2010.  The loan is nonrecourse to us.  As of December 31, 2010, of our $165.1 million in notes payable, $152.7 million was secured by properties and $143.9 million is guaranteed by us.  We or our subsidiaries are currently in default on $71.1 million of the $96.7 million that is due in the next twelve months.  We are currently in negotiations with all lenders to waive the events of default and restructure the terms under each loan.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

Our 30% noncontrolling partner previously entered into multiple loan agreements with the Mockingbird Commons Partnership, an entity in which we have a 70% ownership interest, totaling $1.3 million.  These loan agreements were superseded and replaced by an Agreement Regarding Advances effective January 1, 2008, by which the loans were subordinated to the payment of any mortgage debt (“Mockingbird Commons Partnership Loans”).  All of these loans matured prior to December 31, 2010 with interest rates ranging from 6% to 12%.  The Mockingbird Commons Partnership was in default under the loan agreements as a result of nonpayment of the outstanding balances due and payable on the maturity dates.  As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period.  We believe that we are in compliance with all other covenants under these loan agreements.  The outstanding principal balance at December 31, 2010 and 2009 was $1.3 million.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

On October 21, 2010, Behringer Harvard Landmark LP, our wholly owned subsidiary, entered into a loan extension agreement with State Farm Bank, F.S.B. (“Landmark Lender”), an unaffiliated third party, effective October 1, 2010.  The loan agreement, among other things, extended the maturity date of the loan from October 1, 2010 to April 1, 2011 with options to extend the maturity date for up to six additional months and provided for early prepayment.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on the maturity date.  Amounts outstanding under the loan agreement bear interest at 4.0%.  The loan agreement required a principal payment of $1.0 million, which was paid from funds previously escrowed with the Landmark Lender, resulting in an outstanding principal balance of $21.0 million at December 31, 2010.

On April 15, 2008, Behringer Harvard Northwest Highway LP, our wholly-owned subsidiary, entered into four separate loan agreements with Preston State Bank, f/k/a Dallas City Bank.  The total outstanding balance under these loans was $3.7 million at November 23, 2010.  Proceeds from the loans were used to construct luxury homes at Bretton Woods.  All principal balances, together with all accrued, but unpaid interest were due and payable on April 15, 2010, the maturity dates.  Additionally, on July 16, 2007, Behringer Harvard Northwest Highway LP entered into a loan agreement with Citibank, N.A. to finance development of the land at Bretton Woods.  On October 29, 2010, Behringer Holdings purchased the loan from Citibank, N.A., which is secured by the developed land lots.  The outstanding balance under the loan was $1.3 million at November 23, 2010.  On November 24, 2010, Behringer Harvard Northwest Highway LP entered into an amended loan agreement with Preston State Bank totaling $4.8 million.  The amended loan agreement bears interest at the Prime rate plus 1.5%, with a minimum rate of 6.0%, with all unpaid principal and accrued but unpaid interest due on November 24, 2012.  Approximately $1.2 million of the proceeds were used to completely pay-off the loan with Behringer Holdings, as previously agreed to with Citibank, N.A., resulting in a gain on troubled debt restructuring of $0.1 million.  The outstanding principal balance was $4.8 million at December 31, 2010.

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“Texans”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34.0 million (“Mockingbird Loan Agreement”) to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $24.9 million and $25.0 million at December 31, 2010 and 2009.  The borrower failed to make a mandatory $3.0 million principal payment on or before January 15, 2011, as required under the loan agreement.  Nonpayment of the mandatory amount due constituted an event of default under the loan agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.  We have been and currently are in negotiations to extend or modify the Mockingbird Loan Agreement.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to Credit Union Liquidity Services, LLC, whereby the borrower was permitted to borrow a total principal amount of $27.65 million (“Cassidy Ridge Loan Agreement”) to construct Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to Texans in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011 and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $25.5 million and $10.8 million at December 31, 2010 and 2009, respectively.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.

Behringer Harvard Quorum I LP, our wholly-owned subsidiary, entered into a loan agreement with Sterling Bank (“Quorum Lender”), to borrower $10 million (“Quorum Loan Agreement”), which is secured by 5050 Quorum.  The outstanding principal balance and all accrued but unpaid interest under the Quorum Loan Agreement matured on January 23, 2011.  The borrower did not pay the balance on January 23, 2011, which constitutes an event of default under the loan agreement.  As a result, past due amounts may bear interest at up to 18% per annum during the default period.  We have remained and continue to remain current on interest payments due under the loan agreement.  We received notice from the lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest. As the loan is recourse to us, we would have to consider all available alternatives including transferring legal possession of the property to the lender.  We are continuing to negotiate with the Quorum Lender to obtain a waiver of the default, modify or extend the Quorum Loan Agreement.  The outstanding principal balance was $10 million at December 31, 2010 and 2009.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings (“Amended BHH Loan”), pursuant to which we may borrow a maximum of $40.0 million.  On December 31, 2010 and 2009 Behringer Holdings forgave $2.8 million and $15 million, respectively, of principal borrowings and all accrued interest thereon, which have been accounted for as capital contributions by our General Partners.  The outstanding principal balance under the Amended BHH Loan as of December 31, 2010 and 2009 was $11.1 million and $13.9 million, respectively.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note with a maximum borrowing amount of $25.0 million (“2011 Amended BHH Loan”). Borrowings under the 2011 Amended BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened, and we accessed support from our Sponsor instead. The 2011 Amended BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2011.  Our Sponsor, subject to their approval, may make available to us additional funds under the 2011 Amended BHH Loan through 2011, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”).  Proceeds from the loan are being used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% with all outstanding principal and accrued interest due on May 1, 2011. The outstanding principal balance under the loan was $0.6 million at December 31, 2010.

As previously noted, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010.  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at December 31, 2010.  Additionally, as discussed above, we or our subsidiaries were also in default under the Quorum Loan Agreement, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement subsequent to December 31, 2010.  We are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  Other than the Plaza Skillman Loan, we have remained and continue to remain current on interest payments due under each loan agreement.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The Credit Union Liquidity Services loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  We believe that we were in compliance with all other debt covenants under our loan agreements at December 31, 2010.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the Amended BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the Amended BHH Loan, the BHH Cassidy Ridge Loan and the Plaza Skillman Loan, all loans are guaranteed by us.

The following table summarizes our contractual obligations for principal payments on notes payable (excluding unamortized premiums) as of December 31, 2010:

Year	Amount
2011	$96,664
2012	68,299
Thereafter	-
Total principal	164,963
unamortized premium	160
Total notes payable	$165,123

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

Interest calculated on borrowings under our loan agreement related to the Hotel Palomar and Residences Bank of America Loan is based on the 30-day LIBOR plus an applicable margin.  We entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR.  The swap agreement was designated as a hedging instrument.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap.  The amended interest rate swap, which expired in September 2010, was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences.  As a result, changes in the fair value of the amended interest rate swap and related interest expense were recognized in “Loss on derivative instruments, net” on our consolidated statement of operations.  For the year ended December 31, 2010, we recorded a gain of $0.9 million to adjust the carrying amount of the interest rate swap to its fair value and $0.9 million for related interest expense.  For the year ended December 31, 2009, we recorded a gain of $0.8 million to adjust the carrying amount of the interest rate swap to its fair value and $1.3 million for related interest expense.  For the year ended December 31, 2008, we recorded a gain of $0.9 million to adjust the carrying amount of the interest rate swap to its fair value.

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheet as of December 31, 2009.  We had no derivative financial instruments on our Consolidated Balance Sheet at December 31, 2010.

	2009
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value

Interest rate swap	Accrued liabilities	$(879)

The table below presents the effect of the change in fair value of our derivative financial instruments on the Consolidated Statements of Equity and Comprehensive Loss for the year ended December 31, 2008.  There were no effects for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow	Amount of Loss on Derivative (Effective Portion) Recognized in OCI
Hedging Relationships	2008

Interest rate swap	$(318)

The table below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

		Amount of Gain or (Loss) on Derivatives Recognized in Income
Derivatives not designated as	Location of Gain or (Loss) on Derivatives	Year ended December 31,
hedging instruments	Recognized in Income	2010	2009	2008
Interest rate swap	Gain (loss) on derivative instruments, net	$879	$818	$883
Interest rate swap	Interest expense	-	(735)	(162)

Total		$879	$83	$721

9.           Commitments and Contingencies

We have capital leases covering certain equipment.  Future minimum lease payments for all capital leases with initial or remaining terms of one year or more at December 31, 2010 are as follows:

Amount
2011	$56
Less: amounts representing interest	2
Total future lease principal payments	$54
We entered into a long-term full building lease at our 1221 Coit property on February 24, 2011.  We have a commitment of approximately $3.1 million as a result of the lease.

10.         General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Auditing expense	$400	$601	$448
Legal fees	306	105	153
Tax preparation fees	146	227	49
Directors' and officers' insurance	127	112	91
Transfer agent fees	106	146	161
Printing	32	73	93
Investor relations	10	1	143
Other	16	42	29
Advisor administrative services	-	243	275
	$1,143	$1,550	$1,442

11.         Partners’ Capital

In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through December 31, 2010, and we do not anticipate that payment of regular distributions will resume.  We declared monthly distributions totaling approximately $1.5 million during the first two quarters of 2009, which represented a 3% annualized rate of return based on an investment in our limited partnership units of $9.44 per unit, reduced from $10.00 per unit as a result of special distributions of a portion of net proceeds from the prior sale of properties.  Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations.  Accordingly, all or some of our distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

Behringer Advisors II or its affiliates have received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property.  Behringer Advisors II or its affiliates have also received up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the years ended December 31, 2010, 2009 and 2008, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the year ended December 31, 2010, we incurred property management fees payable to our Property Manager of $0.4 million.  During the years ended December 31, 2009 and 2008, we incurred property management fees payable to our Property Manager of $0.4 million and $0.5 million, respectively, of which approximately $2,000 and $40,000 is included in loss from discontinued operations, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2010, we incurred asset management fees of $1.1 million, of which approximately $0.2 million was capitalized to real estate inventory and approximately $65,000 was waived.  During the year ended December 31, 2009, we incurred asset management fees of $1.1 million, of which $0.1 million was capitalized to real estate and $31,000 was waived.  For the year ended December 31, 2008, we incurred asset management fees of $1.1 million of which approximately $30,000 was included in loss from discontinued operations and $0.1 million was capitalized to real estate inventory.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2010, 2009 and 2008.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us.  Behringer Advisors II charged us no such debt financing fees for the years ended December 31, 2010 and 2009.  We incurred $0.1 million of such debt financing fees for the year ended December 31, 2008.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2010, we incurred such costs for administrative services totaling $0.4 million, all of which were waived.  In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is classified as capital contributions from our general partners on our consolidated statement of equity and comprehensive loss.  For the years ended December 31, 2009 and 2008, we incurred such costs for administrative services totaling $0.5 million and $0.3 million, respectively, of which approximately $0.2 million was waived for the year ended December 31, 2009.  In addition, Behringer Advisors II waived $0.1 million for reimbursement of expenses for the year ended December 31, 2009.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

On November 13, 2009, we entered into the Amended BHH Loan.  On December 31, 2010 and 2009 Behringer Holdings forgave $2.8 million and $15 million, respectively, of principal borrowings and all accrued interest thereon, which have been accounted for as capital contributions by our General Partners.  The outstanding principal balance under the Amended BHH Loan as of December 31, 2010 and 2009 was $11.1 million and $13.9 million, respectively.  We entered into the 2011 Amended BHH Loan on March 29, 2011. Borrowings under the 2011 Amended BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our Sponsor instead. The 2011 Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full.  The maturity date of all borrowings under the 2011 Amended BHH Loan is March 29, 2014.  In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan.  Proceeds from the loan are being used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% with all outstanding principal and accrued interest due on May 1, 2011.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  As a result, we expect that we will continue to require liquidity support from our Sponsor through December 2011.  Our Sponsor, subject to its approval, may make available to us additional funds under the 2011 Amended BHH Loan, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

At December 31, 2010, we had payables to related parties of approximately $2.3 million.  This balance consists primarily of interest accrued on the Amended BHH Loan and management fees payable to our Property Manager.  At December 31, 2009, we had payables to related parties of approximately $1.2 million.  This balance consists primarily of interest accrued on the Amended BHH Loan and management fees payable to our Property Manager.

We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services to us, we will be required to obtain such services from other sources.

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

The results of operations for 4245 N. Central are classified as discontinued operations in the accompanying consolidated statements of operations. Amounts for the year ended December 31, 2009 represent final settlements for operations of 4245 N. Central.  The following table summarizes the results of discontinued operations for the years ended December 31, 2009 and 2008:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

	2009	2008
Rental revenue	$26	$1,140

Expenses
Property operating expenses	14	527
Interest expense	-	292
Real estate taxes	9	163
Property and asset management fees	1	71
Advertising costs	-	1
Depreciation and amortization	-	517
Total expenses	24	1,571

Interest income	-	3
Net income (loss)	$2	$(428)

Gain on sale of assets	-	1,612
Noncontrolling interest	(9)	(568)
Gain (loss) from discontinued operations attributable to the Partnership	$(7)	$616

14.         Subsequent Events

We signed a full building lease in March 2011 at 1221 Coit Road which represents approximately 11% of the rentable square feet in our office properties.  The lease has a term of approximately 10 years.

We received notice from the Quorum Lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest due under the Quorum Loan Agreement.  As the loan is recourse to us, we would have to consider all available alternatives including transferring legal possession of the property to the lender.  We are continuing to negotiate with the Quorum Lender to obtain a waiver of default, modify, or extend the Quorum Loan Agreement.  The outstanding principal balance was $10 million at March 30, 2011.

15.         Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2010, 2009 and 2008 is recalculated as follows:

	2010	2009	2008
Net loss attributable to the Partnership for financial statement purposes	$(16,614)	$(13,038)	$(30,544)

Adjustments:
Organization and start-up costs	-	(3)	(34)
Bad debt expense	(49)	(24)	21
Straight line rent	438	106	(1,683)
Prepaid rent	(71)	(137)	504
Other	50	(250)	156
Forgiveness of debt by affiliate	10,062	15,458	-
Depreciation	231	(86)	85
Amortization	127	231	2,272
Inventory valuation adjustment	1,886	541	12,321
Asset impairment loss	2,345	-	-
Cost of real estate Inventory sales adjustment	(874)	-	-
Inventory valuation adjustment	(2,083)	-	-
Income/loss from investments in partnerships	(225)	(993)	6,253

Net income (loss) for income tax purposes (unaudited)	$(4,777)	$1,805	$(10,649)

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Consolidated Financial Statements

16.         Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2010 and 2009 (in thousands, except per unit amounts).

	2010 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$5,542	$6,548	$7,084	$5,594
Loss from continuing operations	(4,616)	(5,711)	(2,289)	(6,098)
Net loss attributable to noncontrolling interest	534	465	507	594
Net loss attributable to the Partnership	$(4,082)	$(5,246)	$(1,782)	$(5,504)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.38)	$(0.49)	$(0.17)	$(0.50)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$5,175	$5,412	$5,466	$5,629
Loss from continuing operations	(3,794)	(3,706)	(4,138)	(3,836)
Income (loss) from discontinued operations	7	1	(5)	(1)
Net loss attributable to noncontrolling interest	580	564	766	524
Net loss attributable to the Partnership	$(3,207)	$(3,141)	$(3,377)	$(3,313)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.30)	$(0.29)	$(0.31)	$(0.31)

Behringer Harvard Short-Term Opportunity Fund I LP
Valuations and Qualifying Accounts
Schedule II
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2010	$142	$5	$-	$89	$58
Year ended December 31, 2009	254	279	-	391	142
Year ended December 31, 2008	217	851	-	814	254

Behringer Harvard  Short-Term Opportunity Fund I LP
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2010
(in thousands)

				Initial cost					Gross amount
						Adjustments to			carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances		Land	Buildings	basis	Transfers		close of period	depreciation	construction	acquired	life
5050 Quorum	Dallas, TX	$10,000		$2,197	$6,660	$1,413	$-		$10,270	$2,577	1981	7/2/2004	(1)
Plaza Skillman	Dallas, TX	9,366	(2)	3,369	7,669	(1,942)	-		9,096	2,166	1986	7/23/2004	(1)
1221 Coit Road	Dallas, TX	4,000		3,500	2,955	218	-		6,673	769	1986	10/4/2004	(1)
Hotel Palomar and Residences	Dallas, TX	66,068		7,356	31,920	49,551	(30,019	)(3)	58,808	4,800	2006	11/8/2004	(4)
Bretton Woods	Dallas, TX	4,844		-	-	5,283	(5,283	)(3)	-	-	-	3/3/2005
250/290 John Carpenter Freeway	Dallas, TX	9,650		4,797	16,991	11,536	-		33,324	6,597	1976	4/4/2005	(1)
Landmark I	Dallas, TX	9,975		3,185	10,602	439	-		14,226	2,311	1998	7/6/2005	(1)
Landmark II	Dallas, TX	11,025		3,687	10,383	235	-		14,305	2,267	1998	7/6/2005	(1)
Melissa Land	Dallas, TX	1,590		2,909	-	-	-		2,909	-	-	10/5/2005	(5)
Cassidy Ridge	Telluride, CO	26,033		-	-	49,693	(49,693	)(3)	-	-	-	5/15/2006
Totals		$152,551		$31,000	$87,180	$116,426	$(84,995)		$149,611	$21,487

(1) Buildings are 25 years
(2) Includes unamortized premium of $0.2 million
(3) Transferred to real estate inventory
(4) Hotel is 39 years
(5) Land only

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

Real estate:	2010	2009	2008
Balance at beginning of year	$149,743	$135,009	$150,363
Additions	697	399	874
Disposals and write-offs	(5,210)	(149)	(17)
Cost of real estate sold	-	-	(9,053)
Reclass from real estate inventory	4,381	14,484	-
Less: real estate inventory	-	-	(7,158)
Balance at end of the year	$149,611	$149,743	$135,009

Accumulated depreciation:
Balance at beginning of year	$16,783	$12,466	$9,285
Depreciation expense	4,988	4,466	4,614
Disposals and write-offs	(284)	(149)	(1,433)
Balance at end of the year	$21,487	$16,783	$12,466

******

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed and incorporated by reference to Form 8-K filed September 5, 2008)

3.2
Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1
Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed June 3, 2003)

10.1
Renewal, Extension and Modification Agreement by and between Behringer Harvard Landmark LP and State Farm Bank, F.S.B. (previously filed and incorporated by reference to Form 8-K filed October 25, 2010)

10.2	Fifth Amended and Restated Unsecured Promissory Note dated March 29, 2011 by and between the Registrant and Behringer Harvard Holdings, LLC (filed herewith).

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

*filed herewith