Form 10-Q
period 2011-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2011-05-16
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
FORM 10-Q
Quarter Ended March 31, 2011

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	March 31,	Decmber 31,
	2011	2010
Assets
Real estate
Land	$29,270	$29,709
Buildings and improvements, net	94,930	98,415
Total real estate	124,200	128,124

Real estate inventory, net	61,439	60,925
Cash and cash equivalents	2,879	2,040
Restricted cash	3,500	3,039
Accounts receivable, net	3,803	3,827
Prepaid expenses and other assets	876	892
Furniture, fixtures, and equipment, net	888	1,203
Deferred financing fees, net	552	683
Lease intangibles, net	3,041	2,575
Total assets	$201,178	$203,308

Liabilities and Equity
Liabilities
Notes payable	$154,781	$153,430
Note payable to related party	12,018	11,693
Accounts payable	2,405	2,801
Payables to related parties	2,628	2,302
Accrued liabilities	6,694	7,234
Total liabilities	178,526	177,460

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized,
10,803,839 units issued and outstanding at
March 31, 2011 and December 31, 2010	(9,742)	(4,768)
General partners	36,791	34,729
Partners' capital	27,049	29,961
Noncontrolling interest	(4,397)	(4,113)
Total equity	22,652	25,848
Total liabilities and equity	$201,178	$203,308

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Revenues
Rental revenue	$2,616	$2,422
Hotel revenue	4,077	3,120
Total revenues	6,693	5,542

Expenses
Property operating expenses	4,299	3,917
Asset impairment loss	2,700	-
Inventory valuation adjustment	-	1,667
Interest expense, net	1,919	1,437
Real estate taxes, net	682	770
Property and asset management fees	457	440
General and administrative	207	223
Depreciation and amortization	1,700	1,661
Total expenses	11,964	10,115

Interest income	61	30
Loss on derivative instrument, net	-	(34)
Loss from operations before income taxes	(5,210)	(4,577)

Provision for income taxes	(48)	(39)

Net loss	(5,258)	(4,616)

Net loss attributable to noncontrolling interest	284	534

Net loss attributable to the Partnership	$(4,974)	$(4,082)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804

Basic and diluted net loss per limited partnership unit attributable to the Partnership	$(0.46)	$(0.38)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2011	$34,729	$-	10,804	$74,522	$(79,290)	$(4,113)	$25,848

Net loss					(4,974)	(284)	(5,258)

Notes receivable						(195)	(195)

Contributions	2,062					195	2,257

Balance as of March 31, 2011	$36,791	$-	10,804	$74,522	$(84,264)	$(4,397)	$22,652

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2010	$24,667	$-	10,804	$74,522	$(62,676)	$(2,117)	$34,396

Net loss					(4,082)	(534)	(4,616)

Notes receivable						(635)	(635)

Contributions	3,934					635	4,569

Balance as of March 31, 2010	$28,601	$-	10,804	$74,522	$(66,758)	$(2,651)	$33,714

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(5,258)	$(4,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,812	1,774
Loss on derivative instruments, net	-	34
Asset impairment loss	2,700	-
Inventory valuation adjustment	-	1,667
Changes in operating assets and liabilities:
Real estate inventory	(1,275)	(3,680)
Accounts receivable	24	(67)
Prepaid expenses and other assets	16	(112)
Lease intangibles	(682)	19
Accounts payable	12	(455)
Accrued liabilities	(196)	(1,756)
Payables or receivables with related parties	326	290
Cash used in operating activities	(2,521)	(6,902)

Cash flows from investing activities
Capital expenditures for real estate	80	(62)
Change in restricted cash	(461)	(768)
Cash used in investing activities	(381)	(830)

Cash flows from financing activities
Proceeds from notes payable	1,403	3,454
Proceeds from note payable to related party	325	-
Payments on notes payable	(30)	(54)
Payments on capital lease obligations	(17)	(16)
Financing costs	(2)	-
Contributions from general partners	2,062	3,934
Cash provided by financing activities	3,741	7,318

Net change in cash and cash equivalents	839	(414)
Cash and cash equivalents at beginning of period	2,040	1,964
Cash and cash equivalents at end of period	$2,879	$1,550

Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,107	$823

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$195	$635
Capital expenditures for real estate in accrued liabilities	$43	$54
Reclassification of real estate inventory to buildings	$-	$2,611

Non-cash financing activities:
Contributions from noncontrolling interest holder	$195	$635
Financing costs in accrued liabilities	$-	$12

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of March 31, 2011, ten of the twelve properties we acquired remain in our portfolio.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit to buyers, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of interest, principal and further principal paydowns on our outstanding indebtedness as required by our lenders.  During the three months ended March 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses of $0.1 million and asset management fees of $15,000.  In addition, Behringer Advisors II or its affiliates waived $2.1 million for reimbursement of operating expenses for the three months ended March 31, 2011, which is classified as a capital contribution from our General Partners on our condensed consolidated statement of equity.  In addition, during the year ended December 31, 2010, Behringer Harvard Holdings LLC (“Behringer Holdings” or our ”Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Our portfolio of office and shopping/service center properties was approximately 27% percent leased at March 31, 2011.  We signed a long-term full building lease that will begin October 1, 2011 at 1221 Coit Road, which represents approximately 11% of the rentable square feet.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  In addition, on April 20, 2011 we entered into a contract for the sale of 250/290 John Carpenter Freeway which represents approximately 47% of the rentable square feet in our office and shopping/service center properties.  See Note 10, “Subsequent Events” for further information regarding the contract for sale of 250/290 John Carpenter Freeway.

We expect to fund our liquidity requirements from borrowings and proceeds from the disposition of properties.  In addition, we may also seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We continue to prepare and assess properties for potential sale.  In order to execute our current business plan and provide additional liquidity, we have identified a number of our investments for possible disposition in 2011.  As a result of our current liquidity needs, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period.  However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2011, $98.4 million of our $166.8 million in notes payable matures in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property which was placed into receivership on October 11, 2010.  The loan is nonrecourse to us.  As of March 31, 2011, of our $166.8 million in notes payable, $154.4 million is secured by properties and $144.0 million is recourse to us.  We or our subsidiaries are currently in default on $72.5 million of the $98.4 million that is due in the next twelve months.  We are currently in negotiations with the lenders to waive the events of default and restructure the terms under each loan.  We are working with all lenders, with respect to our remaining debt due within the next twelve months, to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

2.	Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying condensed consolidated balance sheet as of March 31, 2011 and our condensed consolidated statements of operations, equity and cash flows for the periods ended March 31, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended March 31, 2011 and 2010.  Such adjustments are of a normal recurring nature.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

To conform to the current year presentation, which presents advertising expense as a component of property operating expenses on our condensed consolidated statement of operations, we reclassified advertising costs of $52,000 to operating expenses for the three months ended March 31, 2010.  We believe this change in presentation simplifies the statement of operations by combining an immaterial line item.

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

3.	Summary of Significant Accounting Policies

Described below are certain of our significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q.  Please see our Annual Report on Form 10-K for a complete listing of all of our significant accounting policies.  In the Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Real Estate

As of March 31, 2011 and December 31, 2010, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease
As of March 31, 2011	Improvements	Intangibles
Cost	$117,655	$5,460
Less: depreciation and amortization	(22,725)	(2,419)
Net	$94,930	$3,041

	Buildings and	Lease
As of December 31, 2010	Improvements	Intangibles
Cost	$119,903	$5,071
Less: depreciation and amortization	(21,488)	(2,496)
Net	$98,415	$2,575

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2011 and for each of the following four years ended December 31 is as follows:

April 1 - December 31, 2011	$41
2012	33
2013	33
2014	33
2015	33

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

In order to execute our business plan and provide additional equity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period.  On April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27.0 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  As of March 31, 2011, we do not believe that the property meets the criteria for classification as held for sale.  There was no asset impairment loss for the three months ended March 31, 2010.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.  Any such charges could have an adverse effect on our consolidated financial position and operations.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The U.S. housing market and related condominium sector continued to experience the downturn that began in 2006.  The housing market has experienced reduced demand, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally weak conditions in the overall economy.  These factors contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the three months ended March 31, 2010, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods.  We recognized no inventory valuation adjustments for the three months ended March 31, 2011.  In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such charges could have an adverse effect on our consolidated financial position.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for each of the three months ended March 31, 2011 and 2010 was approximately $0.1 million and $18,000, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

During the three months ended March 31, 2011, we issued notes receivable totaling $0.2 million to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”).  Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our condensed consolidated statement of equity for the three months ended March 31, 2011.

4.	New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements or disclosures.

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
Notes to Condensed Consolidated Financial Statements
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

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  We evaluated 250/290 John Carpenter Freeway during the fourth quarter of 2010 and the first quarter of 2011 as a result of declining market rental rates and continuing vacancies at the property.  We recognized an asset impairment loss of $2.3 million for the year ended December 31, 2010.  In order to execute our business plan and provide additional equity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period.  On April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27.0 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  We also recognized a $2.8 million impairment charge for the year ended December 31, 2010 related to our Plaza Skillman property as a result of learning that certain tenants would not be renewing or extending their leases.

Inventory Valuation Adjustment

The housing market and related condominium sales continued to experience difficult conditions and as a result we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $1.9 million related to the constructed luxury homes and developed land lots at Bretton Woods during the year ended December 31, 2010.  The inputs used to calculate the fair value of these assets included current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 and December 31, 2010.

				Total
March 31, 2011	Level 1	Level 2	Level 3	Fair Value	Loss
Real estate	$-	$26,195	$-	$26,195	$(2,700)

				Total
December 31, 2010	Level 1	Level 2	Level 3	Fair Value	Loss
Real estate	$-	$-	$35,015	$35,015	$(5,118)
Real estate inventory, net	-	-	6,990	6,990	(1,886)
Total	$-	$-	$42,005	$42,005	$(7,004)

Fair Value Disclosures

Fair value of financial instruments

As of March 31, 2011 and December 31, 2010, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $166.8 million and $165.2 million as of March 31, 2011 and December 31, 2010, respectively, have a fair value of approximately $165.8 million and $164.7 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value estimates presented herein are based on information available to our management as of March 31, 2011 and December 31, 2010.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of March 31, 2011 and December 31, 2010, we owned interests in five office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office and shopping/service center properties represent approximately 1.15 million rentable square feet.  The following table presents certain additional information about our properties as of March 31, 2011:

		Date	Approx. Rentable		Approximate	Ownership
Property Name	Location	Acquired	Square Footage	Description	% Leased	Interest
5050 Quorum	Dallas, Texas	07/02/04	133,799	seven-story office building	52%	100%
Plaza Skillman (1)	Dallas, Texas	07/23/04	98,764	shopping/service center	47%	100%
1221 Coit Road	Dallas, Texas	10/04/04	125,030	two-story office building	0% (2)	90%
Hotel Palomar and Residences	Dallas, Texas	11/08/04	475,000	redevelopment property	n/a	70%
250/290 John Carpenter Freeway	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%
Landmark I	Dallas, Texas	07/06/05	122,273	two-story office building	83%	100%
Landmark II	Dallas, Texas	07/06/05	135,154	two-story office building	0%	100%
Cassidy Ridge	Telluride, Colorado	05/15/06	land	development property	n/a	100%
Melissa Land	Melissa, Texas	10/05/05	land	land	n/a	100%
Bretton Woods	Dallas, Texas	03/03/05	land	developed property	n/a	100%

1) Property placed into receivership on October 11, 2010 2) Full building lease to begin October 2011

7.	Capitalized Costs

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we are constructing 23 luxury condominium units.  Certain costs associated with Cassidy Ridge development have been capitalized.  Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we will no longer capitalize indirect costs associated with the project.  For the three months ended March 31, 2011 and 2010 we capitalized a total of $0.5 million and $4.0 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  The amount for the period ended March 31, 2011 is net of $0.6 million in credits received.  During the three months ended March 31, 2011 and 2010, we capitalized $0.7 million and $0.4 million, respectively, in interest costs for Cassidy Ridge.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Notes Payable

The following table sets forth the principal balance of our notes payable as of March 31, 2011 and December 31, 2010:
	Balance		Started Interest	Maturity
Description	March 31, 2011	December 31, 2010	Rate (10)	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011 (7)
1221 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - IPTV	9,366	9,366	7.34%	4/11/2011 (8)
Plaza Skillman Loan - unamortized premium	138	160		4/11/2011 (8)
Hotel Palomar and Residences - Credit Union Liquidity Services	24,850	24,850	Prime + 1.0% (2)	10/1/2011 (7)
Hotel Palomar and Residences - Bank of America	41,218	41,218	30-day LIBOR + 3.5% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Bretton Woods Loans - Preston State Bank	4,844	4,844	6.0% (4)	11/24/2012
Landmark I Loan - State Farm Bank	9,975	9,975	4.0%	4/1/2011 (9)
Landmark II Loan - State Farm Bank	11,025	11,025	4.0%	4/1/2011 (9)
Melissa Land Loan - Preston State Bank	1,560	1,590	5.5% (5)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	26,861	25,458	6.5% (6)	10/1/2011
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	154,781	153,430

BHH Loan - related party	11,118	11,118	5.0%	11/13/2012
BHH Cassidy Ridge Loan - related party	900	575	5.0%	11/1/2011
Notes payable related party	12,018	11,693
	$166,799	$165,123

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at March 31, 2011 was 3.25%.

(3)	30-day LIBOR was 0.3% at March 31, 2011.

(4)	Rate is the higher of prime plus 2.0% or 6.0%.

(5)	Rate is the higher of prime plus 0.5% or 6.0%.

(6)	Rate is the higher of prime plus 0.5% or 5.5%.

(7)	Rate is the higher of prime plus 1.5% or 6.5%.

(8)	Property placed into receivership on October 11, 2010

(9)	Maturity date extended to July 1, 2011, subsequent to March 31, 2011.

(10)	For each of our loans that are in default, we may incur default interest rates.

Although the commercial real estate debt market remains restricted, lending volume has increased year-over- year, and secondary market debt is once again available for certain asset classes on a limited basis.  In general, lenders have increased the amount of equity required to support new or existing borrowings.  A market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of March 31, 2011, $98.4 million of our $166.8 million in notes payable is due in the next twelve months. As of March 31, 2011, of our $166.8 million in notes payable, $154.4 million was secured by properties and $144.0 million is recourse to us.  We or our subsidiaries are currently in default on $72.5 million of the $98.4 million that is due in the next twelve months.  We are currently in negotiations with all lenders to waive the events of default and restructure the terms under each loan.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subsequent to March 31, 2011, Behringer Harvard Landmark LP, our wholly-owned subsidiary, extended the loan agreement with State Farm Bank, F.S.B. (“Landmark Lender”), an unaffiliated third party, from April 1, 2011 to July 1, 2011.  The loan agreement contains one additional option to extend the maturity date of the loan for three additional months and provides for early prepayment.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on July 1, 2011.  Amounts outstanding under the loan agreement increased from 4.0% to 4.25% as a result of the extension to July 1, 2011.  The outstanding principal balance under the loan agreement was $21.0 million at March 31, 2011 and December 31, 2010.

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“Texans”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34.0 million (“Mockingbird Loan Agreement”) to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $24.9 million at March 31, 2011 and December 31, 2010.  The borrower failed to make a mandatory $3.0 million principal payment on or before January 15, 2011, as required under the loan agreement.  Nonpayment of the mandatory amount due constituted an event of default under the loan agreement.  All past due amounts may bear interest up to maximum amounts under applicable law.  We received notice from the lender dated May 13, 2011 demanding payment of the $3.0 million mandatory principal payment by May 20, 2011.  If payment is not made by May 20, 2011, the lender may demand immediate payment of the entire loan balance and all past due amounts.  We have been and currently are in negotiations to extend or modify the Mockingbird Loan Agreement.  The National Credit Union Administration placed Texans into conservatorship in April 2011.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to Texans, whereby the borrower was permitted to borrow a total principal amount of $27.65 million (“Cassidy Ridge Loan Agreement”) to construct Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to Texans in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011 and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $26.9 million and $25.5 million at March 31, 2011 and December 31, 2010, respectively.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.  We have remained and continue to remain current on interest payments due under the Mockingbird Loan Agreement and the Cassidy Ridge Loan Agreement.

Behringer Harvard Quorum I LP, our wholly-owned subsidiary, entered into a loan agreement with Sterling Bank (“Quorum Lender”), to borrower $10 million (“Quorum Loan Agreement”), which is secured by 5050 Quorum.  The outstanding principal balance and all accrued but unpaid interest under the Quorum Loan Agreement matured on January 23, 2011.  The borrower did not pay the balance on January 23, 2011, which constituted an event of default under the loan agreement.  As a result, past due amounts may bear interest at up to 18% per annum during the default period.  We received notice from the lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest.  As the loan is recourse to us, we would have to consider all available alternatives including transferring legal possession of the property to the lender.  We remain in default and are continuing to negotiate with the Quorum Lender to obtain a waiver of the default, modify or extend the Quorum Loan Agreement.  The outstanding principal balance was $10 million at March 31, 2011 and December 31, 2010.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings, pursuant to which we may borrow a maximum of $40.0 million (“BHH Loan”).  On December 31, 2010 Behringer Holdings forgave $2.8 million of principal borrowings and all accrued interest thereon, which was accounted for as a capital contribution by our General Partners.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25.0 million.  The outstanding principal balance under the BHH Loan at March 31, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2011.  Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2011, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”).  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matures on October 1, 2011. The outstanding principal balance under the loan was $0.9 million and $0.6 million at March 31, 2011 and December 31, 2010, respectively.

As previously noted, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010.  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at March 31, 2011.  Additionally, as discussed above, we or our subsidiaries were also in default under the Quorum Loan Agreement, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at March 31, 2011.  We remain in default and are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications. There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The Texans loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2011.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the Plaza Skillman Loan, all loans are recourse to us.

9.	Related Party Arrangements

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the three months ended March 31, 2011 and 2010, we incurred property management fees payable to our Property Manager of $0.1 million.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the three months ended March 31, 2011, we incurred asset management fees of $0.3 million, of which approximately $60,000 was capitalized to real estate inventory and approximately $15,000 was waived.  During the three months ended March 31, 2010, we incurred asset management fees of $0.3 million, of which $44,000 was capitalized to real estate and $17,000 was waived.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the three months ended March 31, 2011 and 2010.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the three months ended March 31, 2011 we incurred $0.1 million for administrative services, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $2.1 million for reimbursement of operating expenses for the three months ended March 31, 2011, which is classified as a capital contribution on our condensed consolidated statement of equity.  For the three months ended March 31, 2010 we incurred such costs for administrative services totaling $0.1 million, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $3.9 million for reimbursement of operating expenses for the three months ended March 31, 2010, which was classified as capital contributions on our condensed consolidated statement of equity.

On November 13, 2009, we entered into the BHH Loan.  On December 31, 2010 Behringer Holdings forgave $2.8 million of principal borrowings and all accrued interest thereon, which was accounted for as a capital contribution by our General Partners.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25.0 million.  The outstanding principal balance under the BHH Loan at March 31, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan.  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matures on October 1, 2011. The outstanding principal balance under the loan was $0.9 million and $0.6 million at March 31, 2011 and December 31, 2010, respectively.

We had payables to related parties of approximately $2.6 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively.  These balances consist primarily of interest accrued on the BHH Loan and management fees payable to our Property Manager.

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

On April 20, 2011, Behringer Harvard 250/290 John Carpenter LP, our wholly-owned subsidiary, entered into a contract for the sale of 250/290 John Carpenter Freeway to an unaffiliated buyer.  The contract sales price for 250/290 John Carpenter Freeway is $27.0 million, with rights to additional consideration under certain conditions.  The buyer made an earnest money deposit of $1.0 million as required by the contract, which is refundable until termination of an inspection period.

We received notice from Texans dated May 13, 2011 demanding payment of the $3.0 million mandatory principal payment due under the Mockingbird Loan Agreement by May 20, 2011.  If payment is not made by May 20, 2011, the lender may demand immediate payment of the entire loan balance and all past due amounts.  The outstanding balance under the Mockingbird Loan Agreement was $24.9 million at March 31, 2011.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with SEC and the risk factors described below:

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2.9 million at March 31, 2011.  Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of interest, principal and further principal paydowns on our outstanding indebtedness as required by our lenders.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through March 31, 2011, and we do not anticipate that payment of regular distributions will resume.  During the three months March 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses of $0.1 million and asset management fees of $15,000.  In addition, Behringer Advisors II or its affiliates waived $2.1 million for reimbursement of operating expenses for the three months ended March 31, 2011, which is classified as a capital contribution from our General Partners on our condensed consolidated statement of equity.  In addition, during the year ended December 31, 2010, our Sponsor forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Our portfolio of office and shopping/service center properties was approximately 27% percent leased at March 31, 2011.  We signed a long-term full building lease that will begin October 1, 2011 at 1221 Coit Road, which represents approximately 11% of the rentable square feet.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  In addition, on April 20, 2011 we entered into a contract for the sale of 250/290 John Carpenter Freeway which represents approximately 47% of the rentable square feet in our office and shopping/service center properties.

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

We continue to prepare and assess properties for potential sale.  In order to execute our current business plan and provide additional liquidity, we have identified a number of our investments for possible disposition in 2011.  As a result of our current liquidity needs, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding period.  However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.

Although the commercial real estate debt market remains restricted, lending volume has increased year-over-year, and secondary market debt is once again available for certain asset classes on a limited basis.  In general, lenders have increased the amount of equity required to support new or existing borrowings.  A market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of March 31, 2011, $98.4 million of our $166.8 million in notes payable matures in the next twelve months.  As of March 31, 2011, of our $166.8 million in notes payable, $154.4 million is secured by properties and $144.0 million is recourse to us.  We or our subsidiaries are currently in default on $72.5 million of the $98.4 million that is due in the next twelve months.  We are currently in negotiations with the lenders to waive the events of default and restructure the terms under each loan.  We are working with all lenders, with respect to our remaining debt due within the next twelve months, to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use additional borrowings and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

Subsequent to March 31, 2011, Behringer Harvard Landmark LP, our wholly-owned subsidiary, extended the loan agreement with the Landmark Lender, an unaffiliated third party, from April 1, 2011 to July 1, 2011.  The loan agreement contains one additional option to extend the maturity date of the loan for three additional months and provides for early prepayment.  Payments of interest only are due monthly with the unpaid principal balance and all accrued but unpaid interest due on July 1, 2011.  Amounts outstanding under the loan agreement increased from 4.0% to 4.25% as a result of the extension to July 1, 2011.  The outstanding principal balance under the loan agreement was $21.0 million at March 31, 2011 and December 31, 2010.

The Mockingbird Commons Partnership entered into the Mockingbird Loan Agreement with Texans to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $24.9 million at March 31, 2011 and December 31, 2010.  The borrower failed to make a mandatory $3.0 million principal payment on or before January 15, 2011, as required under the loan agreement.  Nonpayment of the mandatory amount due constituted an event of default under the loan agreement.  All past due amounts may bear interest up to maximum amounts under applicable law.  We received notice from the lender dated May 13, 2011 demanding payment of the $3.0 million mandatory principal payment by May 20, 2011.  If payment is not made by May 20, 2011, the lender may demand immediate payment of the entire loan balance and all past due amounts.  We have been and currently are in negotiations to extend or modify the Mockingbird Loan Agreement.  The National Credit Union Administration placed Texans into conservatorship in April 2011.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into the Cassidy Ridge Loan with Texans to construct Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to Texans in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011 and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $26.9 million and $25.5 million at March 31, 2011 and December 31, 2010, respectively.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law. We have remained and continue to remain current on interest payments due under the Mockingbird Loan Agreement and the Cassidy Ridge Loan Agreement.

Behringer Harvard Quorum I LP, our wholly-owned subsidiary, entered into the Quorum Loan Agreement with the Quorum Lender to borrower $10 million, which is secured by 5050 Quorum.  The outstanding principal balance and all accrued but unpaid interest under the Quorum Loan Agreement matured on January 23, 2011.  The borrower did not pay the balance on January 23, 2011, which constituted an event of default under the loan agreement.  As a result, past due amounts may bear interest at up to 18% per annum during the default period.  We received notice from the lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest.  As the loan is recourse to we would have to consider all available alternatives including transferring legal possession of the property to the lender.  We remain in default and are continuing to negotiate with the Quorum Lender to obtain a waiver of the default, modify or extend the Quorum Loan Agreement.  The outstanding principal balance was $10 million at March 31, 2011 and December 31, 2010.

On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25.0 million.  The outstanding principal balance under the BHH Loan at March 31, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2011.  Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2011, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan.  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matures on October 1, 2011.  The outstanding principal balance under the loan was $0.9 million and $0.6 million at March 31, 2011 and December 31, 2010, respectively.

As previously noted, we agreed to transfer possession and control of the Plaza Skillman property to a receiver on October 11, 2010.  The loan secured by this property is nonrecourse to us and had an outstanding principal balance of $9.4 million at March 31, 2011.  Additionally, as discussed above, we or our subsidiaries were also in default under the Quorum Loan Agreement, the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at March 31, 2011.  We remain in default and are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  We have remained and continue to remain current on interest payments due under the Mockingbird Loan Agreement and the Cassidy Ridge Loan Agreement.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The Texans loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2011.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the Plaza Skillman Loan, all loans are recourse to us.

Unit Valuation

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

On January 14, 2011 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2010 of $6.48 per unit.  The estimated value per limited partnership unit at March 31, 2011 remained $6.48.  As part of the valuation process, and as required by the Partnership Agreement, the General Partner has obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.

The General Partner estimated the value of our investments by using various, widely accepted methodologies and tools including 10-year cash flows (or shorter depending on our projected hold period), brokers opinion of value, appraisals and comparative sales.

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

Further, the estimated value per unit that has been determined will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets in response to the real estate and finance market fluctuations.  As contemplated by our Partnership Agreement, the General Partners intend to update the estimated value per unit annually but do not intend to make any attempt to establish any estimated valuations of our units in the interim.  There is no assurance as to the extent to which the current estimated valuation should be relied upon for any purpose after its effective date, regardless that it may be published on any statement issued by the us or otherwise.

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

Market Overview

Although there have been recent signs of stabilization, adverse economic conditions and changes in the credit markets continue to impact our business, results of operations and financial condition.  Due to the struggling economy, including losses in the financial and professional services industries, overall demand across most real estate sectors remains low.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit to buyers, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, adverse economic conditions could negatively affect our ability to attract and retain tenants.

Nine of our real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth remained unchanged from the fourth quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.  We believe that corresponding rental rates will increase slightly in 2011 over 2010.  The national vacancy percentage for office space decreased from 19.6% in the first quarter of 2010 to 17.3% in the first quarter of 2011.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.  Additionally, Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States increased 5.7% year-over-year to 54.9% in the first quarter of 2011.  The national overall Average Daily Rate (“ADR”) also rose 3.1% year-over-year to $99.37 in the first quarter of 2011.  This modest positive growth in the hospitality industry is expected to continue throughout 2011.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of March 31, 2011 and 2010.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended March 31, 2011 and 2010.

Rental Revenue. Rental revenue for the three months ended March 31, 2011 and 2010 was $2.6 million and $2.4 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the three months ended March 31, 2011 and 2010 was $4.1 million and $3.1 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The increase in hotel revenue is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011.  Excluding the effects of additional one-time events in the future, we do not anticipate hotel revenue to improve significantly until the overall U.S. economy experiences sustained growth and lodging demand increases.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2011 and 2010 were $4.3 million and $3.9 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in operating expenses for the three months ended March 31, 2011 is primarily due to additional costs incurred by Hotel Palomar as a result of hosting events for the Super Bowl held in the Dallas-Fort Worth area.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the three months March 31, 2011 was $2.7 million.  In order to execute our business plan and provide additional equity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period.  On April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27.0 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  There was no asset impairment loss for the three months ended March 31, 2010.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the three months ended March 31, 2010 was $1.7 million and was composed of non-cash adjustments related to the constructed luxury homes and developed land lots at Bretton Woods.  During the first quarter of 2010, the U.S. housing market and related condominium sector continued to experience its nationwide downturn that began in 2006.  The housing market has and continues to experience an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2011 and 2010 was $1.9 million and $1.4 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The increase in interest expense during the three months ended March 31, 2011 is primarily due to the accrual of default interest on loans currently in default and an increase in credit spreads under our loan agreements with certain lenders.  Interest costs for the development of Cassidy Ridge continued to be capitalized through the first quarter of 2011.  For the three months ended March 31, 2011 and 2010 we capitalized interest costs of $0.7 million and $0.4 million, respectively, for Cassidy Ridge.  Construction of the condominium project was essentially complete at March 31, 2011 and as a result, we will no longer capitalize interest costs associated with the project.

There continues to be uncertainty regarding our ability to access the credit markets to attract financing on reasonable terms as many lenders continue to demand higher credit spreads.  Our ability to borrow funds to refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2011 and 2010 were $0.7 million and $0.8 million, respectively, and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2011 and 2010 were $0.5 million and $0.4 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $15,000 and $17,000 were waived by Behringer Advisors II for the three months ended March 31, 2011 and 2010, respectively. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.2 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.1 million for each of the three months ended March 31, 2011 and 2010.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for each of the three months ended March 31, 2011 and 2010 was $1.7 million and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.5 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2011 was $2.5 million and was comprised of the net loss of approximately $5.3 million, adjusted for depreciation and amortization of $1.8 million and non-cash impairment charges of $2.7 million, offset by an increase in real estate inventory of $1.3 million and changes in other operating assets and liabilities of $0.5 million.  Cash used in operating activities for the three months ended March 31, 2010 was $6.9 million and was primarily comprised of the net loss of $4.6 million, adjusted for depreciation and amortization of $1.8 million, inventory valuation adjustments of $1.7 million, an increase in real estate inventory of $3.7 million and changes in other operating assets and liabilities of $2.1 million.

Cash used in investing activities for the three months ended March 31, 2011 was $0.4 million and was primarily comprised of an increase in restricted cash related to our properties.  Cash used in investing activities for the three months ended March 31, 2010 was $0.8 million and was primarily comprised of an increase in restricted cash related to our properties.

Cash provided by financing activities for the three months ended March 31, 2011 was $3.7 million and consisted primarily of proceeds from notes payable, net of payments, of $1.7 million and contributions from our general partner, Behringer Advisors II, of $2.1 million.  Cash provided by financing activities for the three months ended March 31, 2010 was $7.3 million and consisted primarily of proceeds from notes payable, net of payments, of $3.4 million and contributions from our general partner, Behringer Advisors II, of $3.9 million.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three months ended March 31, 2011 and 2010 are presented below (in thousands).

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010

Total revenues	$6,693	$5,542

Operating expenses
Property operating expenses	4,299	3,917
Real estate taxes, net	682	770
Property and asset management fees	457	440
Less: Asset management fees	(201)	(218)
Total operating expenses	5,237	4,909

Net operating income	$1,456	$633

Reconciliation to Net loss
Net operating income	$1,456	$633

Less: Depreciation and amortization	(1,700)	(1,661)
General and administrative expenses	(207)	(223)
Interest expense, net	(1,919)	(1,437)
Asset management fees	(201)	(218)
Asset impairment loss	(2,700)	-
Inventory valuation adjustment	-	(1,667)
Provision for income taxes	(48)	(39)
Add: Interest income	61	30
Loss on derivative instruments, net	-	(34)

Net loss	$(5,258)	$(4,616)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three months ended March 31, 2011 and 2010 are presented below (in thousands):

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Net loss	$(5,258)	$(4,616)
Net loss attributable to noncontrolling interest	284	534

Adjustments
Real estate depreciation and amortization (1)	1,693	1,440
Impairment charges (1)	2,700	1,667
Debt service, net of amounts capitalized (1)	(1,565)	(1,103)
Capital improvements (1)	(72)	(55)
Net cash from operations	$(2,218)	$(2,133)

(1)	Represents our ownership portion of the properties that we consolidate.

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $166.8 million in notes payable at March 31, 2011, approximately $75.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.8 million.

At March 31, 2011, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of March 31, 2011 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults Upon Senior Securities.

There have been no material changes from the defaults set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 16, 2011		By:	/s/ Gary S. Bresky
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

10.1	Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Forest City Commercial Development, Inc.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1**	Section 1350 Certifications

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