Form 10-Q
period 2011-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2011-08-15
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Quarter Ended June 30, 2011

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	June 30,	Decmber 31,
	2011	2010
Assets
Real estate
Land	$21,018	$29,709
Buildings and improvements, net	71,363	98,415
Total real estate	92,381	128,124

Real estate inventory, net	60,674	60,925
Cash and cash equivalents	2,038	2,040
Restricted cash	2,166	3,039
Accounts receivable, net	3,001	3,827
Prepaid expenses and other assets	819	892
Furniture, fixtures, and equipment, net	584	1,203
Deferred financing fees, net	439	683
Lease intangibles, net	2,195	2,575
Total assets	$164,297	$203,308

Liabilities and Equity
Liabilities
Notes payable	$133,523	$153,430
Notes payable to related party	12,018	11,693
Accounts payable	1,045	2,801
Payables to related parties	2,424	2,302
Accrued liabilities	6,898	7,234
Total liabilities	155,908	177,460

Commitments and contingencies

Equity
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at June 30, 2011 and December 31, 2010	(24,053)	(4,768)
General partners	37,333	34,729
Partners' capital	13,280	29,961
Noncontrolling interest	(4,891)	(4,113)
Total equity	8,389	25,848
Total liabilities and equity	$164,297	$203,308

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Rental revenue	$1,669	$1,880	$3,613	$3,739
Hotel revenue	3,381	3,266	7,458	6,386
Real estate inventory sales	325	830	325	830
Total revenues	5,375	5,976	11,396	10,955

Expenses
Property operating expenses	4,122	3,847	8,014	7,525
Asset impairment loss	7,513	2,774	10,213	2,774
Inventory valuation adjustment	-	-	-	1,667
Interest expense, net	2,026	1,308	3,723	2,655
Real estate taxes, net	522	583	1,078	1,230
Property and asset management fees	407	371	780	742
General and administrative	257	259	464	482
Depreciation and amortization	1,274	1,492	2,721	2,905
Cost of real estate inventory sales	326	843	326	843
Total expenses	16,447	11,477	27,319	20,823

Interest income	45	38	106	68
Loss on derivative instrument, net	-	(4)	-	(38)
Loss from continuing operations before income taxes	(11,027)	(5,467)	(15,817)	(9,838)

Provision for income taxes	(21)	(42)	(69)	(81)
Loss from continuing operations	(11,048)	(5,509)	(15,886)	(9,919)

Loss from discontinued operations	(3,757)	(202)	(4,177)	(408)

Net loss	(14,805)	(5,711)	(20,063)	(10,327)

Noncontrolling interest in continuing operations	494	465	778	999

Net loss attributable to the Partnership	$(14,311)	$(5,246)	$(19,285)	$(9,328)

Amounts attributable to the Partnership
Continuing operations	$(10,554)	$(5,044)	$(15,108)	$(8,920)
Discontinued operations	(3,757)	(202)	(4,177)	(408)
Net loss attributable to the Partnership	$(14,311)	$(5,246)	$(19,285)	$(9,328)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(0.97)	$(0.47)	$(1.39)	$(0.82)
Loss from discontinued operations attributable to the Partnership	(0.35)	(0.02)	(0.39)	(0.04)
Basic and diluted net loss per limited partnership unit	$(1.32)	$(0.49)	$(1.78)	$(0.86)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2011	$34,729	$-	10,804	$74,522	$(79,290)	$(4,113)	$25,848

Net loss					(19,285)	(778)	(20,063)

Notes receivable						(197)	(197)

Contributions	2,604					197	2,801

Balance as of June 30, 2011	$37,333	$-	10,804	$74,522	$(98,575)	$(4,891)	$8,389

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2010	$24,667	$-	10,804	$74,522	$(62,676)	$(2,117)	$34,396

Net loss					(9,328)	(999)	(10,327)

Notes receivable						(747)	(747)

Contributions	4,665					747	5,412

Balance as of June 30, 2010	$29,332	$-	10,804	$74,522	$(72,004)	$(3,116)	$28,734

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months	Six months
	ended	ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(20,063)	$(10,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,337	3,615
Asset impairment loss	18,788	2,774
Inventory valuation adjustment	-	1,667
Gain on troubled debt restructuring	(4,913)	-
Loss on derivative instrument, net	-	38
Changes in operating assets and liabilities:
Real estate inventory	(1,930)	(6,967)
Accounts receivable	339	(170)
Prepaid expenses and other assets	73	(77)
Lease intangibles	(837)	(48)
Accounts payable	72	61
Accrued liabilities	248	(1,194)
Payables or receivables with related parties	122	673
Cash used in operating activities	(4,764)	(9,955)

Cash flows from investing activities
Proceeds from sale of asset	16,155	-
Capital expenditures for real estate	(254)	(268)
Change in restricted cash	873	(938)
Cash provided by (used in) investing activities	16,774	(1,206)

Cash flows from financing activities
Proceeds from notes payable	1,611	7,312
Proceeds from note payable to related party	325	-
Payments on notes payable	(16,514)	(895)
Payments on capital lease obligations	(36)	(32)
Financing costs	(2)	(12)
Contributions from general partners	2,604	4,665
Cash provided by (used in) financing activities	(12,012)	11,038

Net change in cash and cash equivalents	(2)	(123)
Cash and cash equivalents at beginning of period	2,040	1,964
Cash and cash equivalents at end of period	$2,038	$1,841

Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,778	$1,816
Income tax paid	$178	$149

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$197	$747
Capital expenditures for real estate in accrued liabilities	$6	$351
Reclassification of real estate inventory to buildings	$-	$3,842

Non-cash financing activities:
Contributions from noncontrolling interest holder	$197	$747
Cancellation of debt through discounted payoff	$4,845	$-
Payments on note payable by third party in accrued liabilities	$-	$302

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of June 30, 2011, eight of the twelve properties we acquired remain in our portfolio.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Although there were recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began more than three years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  During the second quarter of 2011, the economy experienced broad declines in demand benchmarks, primarily for personal consumption, employment growth, home construction expenditures, and business and government spending.  Also contributing to the slowdown was the unexpected uncertainty over the U.S. debt ceiling and the potential consequences of the lowering of the U.S. debt rating, interest rates and liquidity.  While it is unclear when the overall economy will fully recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, the primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit to buyers, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus not intended to continue as a long-term going concern.  During the first six months of 2011 Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $2.8 million, of which $2.6 million is classified as a capital contribution from our General Partners on our condensed consolidated statement of equity.  In addition, during the year ended December 31, 2010, Behringer Harvard Holdings LLC (“Behringer Holdings” or our “Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  Our General Partners continue to evaluate various options, including cost savings initiatives and possible conversion to a liquidating trust to minimize the cost of operating the fund.

We signed a long-term full building lease that will commence October 1, 2011 at 1221 Coit Road which, excluding those assets which are currently under contract to sale or have been disposed of subsequent to June 30, 2011, represents approximately 48% of the rentable square feet in our office properties.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  We expect to fund our liquidity requirements from proceeds from the disposition of properties and borrowings.  In addition, we may also seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We continue to prepare and assess properties for potential sale.  In order to provide additional liquidity for the execution of our current business plan, we have identified a number of our investments for possible disposition in 2011.  On June 30, 2011, we sold Landmark I and Landmark II (collectively, “Landmark I and II”).  Proceeds from the sale of Landmark I and II of $16.2 million were used to fully satisfy the existing indebtedness associated with the property of $21.0 million, resulting in a gain on troubled debt restructuring of $4.9 million which is included in discontinued operations on our consolidated statements of operations for the three and six months ended June 30, 2011.  In addition, during the second quarter of 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway which represents approximately 60% of the rentable square feet in our office and shopping/service center properties at June 30, 2011.  As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding period.  However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

As of June 30, 2011, $77.5 million of our $145.5 million in notes payable matures in the next twelve months.  Of that amount, $9.4 million is related to the Plaza Skillman property, which is nonrecourse to us.  As previously reported, the property was placed into receivership in October 2010 and we transferred ownership, pursuant to a foreclosure, to the associated lender on July 5, 2011.  The loan associated with the 5050 Quorum property matured on January 23, 2011 and we received notice from the lender that the property would be foreclosed upon on August 2, 2011.  The property was not placed into foreclosure on that date and we are continuing discussions with the lender to modify and extend the loan agreement.  The loan associated with the property, which had an outstanding balance of $10.0 million at June 30, 2011, is recourse to us.  As of June 30, 2011, of our $145.5 million in notes payable, $133.1 million is secured by properties and $122.9 million is recourse by us.  As a result of the foreclosure of the Plaza Skillman property, we or our subsidiaries are currently in default on $63.2 million of the $68.1 million that is due in the next twelve months.  We are currently in negotiations with the lenders to waive such events of default and restructure the terms under each loan to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

The conditions and events described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

As is usual for opportunity style real estate programs, we are structured as a finite life vehicle with the intent to full cycle by selling off our assets.  Although we have extended beyond our original target life, we have already entered into our disposition phase and are in the process of selling our assets.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying condensed consolidated balance sheet as of June 30, 2011 and our condensed consolidated statements of operations, equity and cash flows for the periods ended June 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended June 30, 2011 and 2010.  Such adjustments are of a normal recurring nature.

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

Real Estate

As of June 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease
As of June 30, 2011	Improvements	Intangibles
Cost	$90,167	$4,120
Less: depreciation and amortization	(18,804)	(1,925)
Net	$71,363	$2,195

	Buildings and	Lease
As of December 31, 2010	Improvements	Intangibles
Cost	$119,903	$5,071
Less: depreciation and amortization	(21,488)	(2,496)
Net	$98,415	$2,575

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2011 and for each of the following four years ended December 31 is as follows:

July 1 - December 31, 2011	$19
2012	33
2013	33
2014	33
2015	33

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for these investments.  In April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27.0 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  The sales contract was subsequently restructured to provide for contingent consideration which is subject to certain conditions, thus lowering the contract sales price on which an impairment loss is recognized.  As a result, we recognized an additional asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011. As of June 30, 2011, we do not believe that the property meets the criteria for classification as held for sale.  On June 14, 2011 we entered into a contract for the sale of Landmark I and II while retaining a back-end promoted interest in distributable cash related to the buildings.  The contract sales price of $16.25 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $8.6 million for the three months ended June 30, 2011.  Landmark I and II were subsequently sold on June 30, 2011 and the impairment loss is included in discontinued operations in our consolidated statement of operations for the three and six months ended June 30, 2010.  Any additional consideration  received after the sale of these properties will be recorded as additional income in the period earned.  At our wholly owned shopping/service center, Plaza Skillman, we received notice that tenants representing approximately 25,000 square feet would not be renewing or extending their lease.  As a result of the significant drop in occupancy, we recognized a $2.8 million impairment charge related to the property for the three months ended June 30, 2010.  The property was placed into receivership in October 2010 and we transferred ownership, pursuant to a foreclosure, to the associated lender on July 5, 2011.

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

The U.S. housing market continued to struggle from the downturn in the U.S. and global economies.  Deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally unstable conditions in the overall economy have contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, for the six months ended June 30, 2010, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods.  We recognized no inventory valuation adjustments for the six months ended June 30, 2011.  In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such charges could have an adverse effect on our consolidated financial position.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for each of the six months ended June 30, 2011 and 2010 was approximately $0.2 million and $0.1 million, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

During the six months ended June 30, 2011, we issued notes receivable totaling $0.2 million to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”).  Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our condensed consolidated statement of equity for the six months ended June 30, 2011.

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

Reclassifications

To conform to the current year presentation, which presents advertising expense as a component of property operating expenses on our condensed consolidated statement of operations, we reclassified advertising costs of $66,000 and $118,000 to operating expenses for the three months and six months ended June 30, 2010, respectively.  We believe this change in presentation simplifies the statement of operations by combining an immaterial line item.

4.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

5.	Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established by FASB that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  We evaluated 250/290 John Carpenter Freeway during the fourth quarter of 2010 and the first quarter of 2011 as a result of declining market rental rates and continuing vacancies at the property.  We recognized an asset impairment loss of $2.3 million for the year ended December 31, 2010.  In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for those investments.  On April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27.0 million was less than our carrying value of the asset, thus we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  The sales contract was subsequently restructured to provide for contingent consideration which is subject to certain conditions, thus lowering the contract sales price on which an impairment loss is recognized.  As a result, we recognized an additional asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011.  On June 14, 2011 we entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011.  The contract sales price of $16.25 million, which retains a back-end promoted interest in distributable cash related to the buildings, was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $8.6 million which is included in discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2011.  We also recognized a $2.8 million impairment charge for the year ended December 31, 2010 related to our Plaza Skillman property as a result of learning that certain tenants would not be renewing or extending their leases.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Inventory Valuation Adjustment

The housing market continued to experience difficult conditions, and as a result we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $1.9 million related to the constructed luxury homes and developed land lots at Bretton Woods during the year ended December 31, 2010.  The inputs used to calculate the fair value of these assets included current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

				Total
June 30, 2011	Level 1	Level 2	Level 3	Fair Value	Loss (1)
Real estate	$-	$18,374	$-	$18,374	$(10,213)

				Total
December 31, 2010	Level 1	Level 2	Level 3	Fair Value	Loss
Real estate	$-	$-	$35,015	$35,015	$(5,118)
Real estate inventory, net	-	-	6,990	6,990	(1,886)
Total	$-	$-	$42,005	$42,005	$(7,004)

(1) Excludes approximately $8.6 million of impairment loss from the second quarter 2011 included in loss from discontinued operations related to Landmark I and II sold in June 2011.

Fair Value Disclosures

Fair value of financial instruments

As of June 30, 2011 and December 31, 2010, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $145.5 million and $165.2 million as of June 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $145.0 million and $164.7 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of June 30, 2011 and December 31, 2010.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of June 30, 2011 we owned interests in three office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of December 31, 2010 we owned interests in five office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office and shopping/service center properties represent approximately 0.9 million rentable square feet.  The following table presents certain additional information about our properties as of June 30, 2011:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Date	Approx. Rentable		Approximate	Ownership
Property Name	Location	Acquired	Square Footage	Description	% Leased	Interest
5050 Quorum	Dallas, Texas	07/02/04	133,799	seven-story office building	56%	100%
Plaza Skillman (1)	Dallas, Texas	07/23/04	98,764	shopping/service center	49%	100%
1221 Coit Road (2)	Dallas, Texas	10/04/04	125,030	two-story office building	0%	90%
Hotel Palomar and Residences	Dallas, Texas	11/08/04	475,000	redevelopment property	n/a	70%
250/290 John Carpenter Freeway (3)	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%
Cassidy Ridge	Telluride, Colorado	05/15/06	condeminiums	development property	n/a	100%
Melissa Land	Melissa, Texas	10/05/05	land	land	n/a	100%
Bretton Woods	Dallas, Texas	03/03/05	land and homes	developed property	n/a	100%

1) Property placed into foreclosure on July 5, 2011
2) Full building lease to commence October 2011
3) We have entered into a contract to sell the property

Dispositions

On June 30, 2011, we sold Landmark I and II to an unaffiliated party for a contract sales price of $16.25 million.  Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million.    Prior to the transaction, the loans had an outstanding balance of approximately $21.0 million and a scheduled maturity date of July 2011.

7.	Capitalized Costs

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we are constructing 23 luxury condominium units.  Certain costs associated with Cassidy Ridge development have been capitalized.  Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we no longer capitalize indirect costs associated with the project.  For the six months ended June 30, 2011 and 2010 we capitalized a total of $1.2 million and $8.6 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  The amount of costs capitalized for the period ended June 30, 2011 does not include $1.1 million in vendor credits received.  During the six months ended June 30, 2011 and 2010, we capitalized $0.7 million and $0.9 million, respectively, in interest costs for Cassidy Ridge.

8.	Notes Payable

The following table sets forth the principal balance of our notes payable as of June 30, 2011 and December 31, 2010:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Balance		Stated	Maturity
Description	June 30, 2011	December 31, 2010	Interest Rate (9)	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011
1221 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - IPTV	9,367	9,366	7.34%	4/11/2011 (7)
Plaza Skillman Loan - unamortized premium	-	160		4/11/2011 (7)
Hotel Palomar and Residences - Credit Union Liquidity Services	24,850	24,850	Prime + 1.0% (2)	10/1/2011
Hotel Palomar and Residences - Bank of America	41,218	41,218	30-day LIBOR + 3.5% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Bretton Woods Loans - Preston State Bank	4,545	4,844	6.0% (4)	11/24/2012
Landmark I Loan - State Farm Bank	-	9,975	4.0%	7/1/2011 (8)
Landmark II Loan - State Farm Bank	-	11,025	4.0%	7/1/2011 (8)
Melissa Land Loan - Preston State Bank	1,530	1,590	5.5% (5)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	27,069	25,458	6.5% (6)	10/1/2011
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	133,523	153,430

BHH Loan - related party	11,118	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan - related party	900	575	5.0%	11/1/2011
Notes payable related party	12,018	11,693

	$145,541	$165,123

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at June 30, 2011 was 3.25%.

(3)	30-day LIBOR was 0.19% at June 30, 2011.

(4)	Rate is the higher of prime plus 2.0% or 6.0%.

(5)	Rate is the higher of prime plus 0.5% or 5.5%.

(6)	Rate is the higher of prime plus 1.5% or 6.5%.

(7)	Property placed into foreclosure on July 5, 2011

(8)	Properties were sold on June 30, 2011

(9)	For each of our loans that are in default, we may incur default interest rates.

Although the commercial real estate debt market remains restricted, lending volume has increased year-over-year, and secondary market debt is once again available for certain asset classes on a limited basis.  In general, lenders have increased the amount of equity required to support new or existing borrowings.  A prolonged market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of June 30, 2011, $77.5 million of our $145.5 million in notes payable is due in the next twelve months.  As of June 30, 2011, of our $145.5 million in notes payable, $133.1 million was secured by properties and $122.9 million is recourse to us.  As a result of the previously mentioned activity regarding the foreclosure on Plaza Skillman, we or our subsidiaries are currently in default on $63.2 million of the $68.1 million that is due in the next twelve months.  We are currently in negotiations with the lenders to waive such events of default and restructure the terms under each loan.  We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“CULS”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34.0 million (“Mockingbird Loan Agreement”) to construct luxury high-rise condominiums.  Amounts outstanding under the loan bear interest at the Prime Rate plus one percent (1.0%) with a maturity date of October 1, 2011.  The outstanding principal balance under the Mockingbird Loan Agreement was $24.9 million at June 30, 2011 and December 31, 2010.  The borrower failed to make a mandatory $3.0 million principal payment on or before January 15, 2011, as required under the loan agreement.  Nonpayment of the mandatory amount due constituted an event of default under the loan agreement.  All past due amounts may bear interest up to maximum amounts under applicable law.  We received notice from the lender demanding payment of the $3.0 million mandatory principal payment by May 20, 2011.  The payment was not made by May 20, 2011 and as a result, the lender may demand immediate payment of the entire loan balance and all past due amounts.  We have been and currently are in negotiations to extend or modify the Mockingbird Loan Agreement.  The parent of CULS was placed into conservatorship in April 2011 by the National Credit Union Administration.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to CULS, whereby the borrower was permitted to borrow a total principal amount of $27.65 million (“Cassidy Ridge Loan Agreement”) to construct Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to CULS in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The maturity date of the Cassidy Ridge Loan Agreement is October 1, 2011, and the current interest rate is a fixed rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $27.1 million and $25.5 million at June 30, 2011 and December 31, 2010, respectively.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement.  As a result, the lender may demand immediate payment of the entire loan balance and all past due amounts may bear interest up to maximum amounts under applicable law.   We have remained and continue to remain current on interest payments due under the Mockingbird Loan Agreement and the Cassidy Ridge Loan Agreement.

Behringer Harvard Quorum I LP, our wholly-owned subsidiary, entered into a loan agreement with Sterling Bank (“Quorum Lender”), to borrower $10 million (“Quorum Loan Agreement”), which is secured by 5050 Quorum.  The outstanding principal balance and all accrued but unpaid interest under the Quorum Loan Agreement matured on January 23, 2011.  The borrower did not pay the balance on January 23, 2011, which constituted an event of default under the loan agreement.  As a result, past due amounts may bear interest at up to 18% per annum during the default period.  We received notice from the lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest, which the borrower did not pay.  The lender notified us that the property would be foreclosed upon on August 2, 2011.  The property was not placed into foreclosure on that date and we are continuing discussions with the lender to modify and extend the loan agreement.  The loan is recourse to us and had a balance of $10.0 at June 30, 2011.  Sterling Bank was acquired by Comerica Incorporated  on July 28, 2011.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings, pursuant to which we may borrow a maximum of $40.0 million (“BHH Loan”).  On December 31, 2010 Behringer Holdings forgave $2.8 million of principal borrowings and all accrued interest thereon, which was accounted for as a capital contribution by our General Partners.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25.0 million.  The outstanding principal balance under the BHH Loan at June 30, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While there have been recent signs of improvement in the overall economy, we do not expect conditions to improve significantly in the near future.  As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2011.  Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2011, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”).  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matures on October 1, 2011. The outstanding principal balance under the loan was $0.9 million and $0.6 million at June 30, 2011 and December 31, 2010, respectively.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As previously noted, Plaza Skillman was placed into receivership in October 2010 and we agreed to transfer ownership of the property pursuant to a foreclosure, to the associated lender on July 5, 2011.   The loan secured by this property was nonrecourse to us and had an outstanding principal balance of $9.4 million at June 30, 2011.  Additionally, as discussed above, we or our subsidiaries were also in default under the Quorum Loan Agreement, Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at June 30, 2011.  We remain in default and are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The CULS loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  We believe that we were in compliance with all other debt covenants under our loan agreements in which we are not in default at June 30, 2011.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the Plaza Skillman Loan, all loans are recourse to us.

Troubled Debt Restructuring

 In June 2011, we sold our Landmark I and II properties for a contract sales price of $16.25 million.  Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in income from discontinued operations.

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During each of the six months ended June 30, 2011 and 2010, we incurred property management fees payable to our Property Manager of $0.2 million, of which less than $0.1 million is included in discontinued operations for each of the six month periods.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2011, we incurred asset management fees of $0.5 million, of which approximately $80,000 is included in discontinued operations, $60,000 was capitalized to real estate inventory and $29,000 was waived.  During the six months ended June 30, 2010, we incurred asset management fees of $0.5 million, of which approximately $80,000 is included in discontinued operations, $94,000 was capitalized to real estate and $35,000 was waived.   As a result of our liquidity needs, a significant portion of the asset management fees incurred during the six months ended June 30, 2011 and 2010 have not been paid to Behringer Advisor II or its affiliates.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the six months ended June 30, 2011 and 2010.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the six months ended June 30, 2011 we incurred $0.2 million for administrative services, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $2.6 million for reimbursement of operating expenses for the six months ended June 30, 2011, which is classified as a capital contribution on our condensed consolidated statement of equity.  For the six months ended June 30, 2010 we incurred such costs for administrative services totaling $0.2 million, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $4.7 million for reimbursement of operating expenses for the six months ended June 30, 2010, which was classified as capital contributions on our condensed consolidated statement of equity.

On December 31, 2010 Behringer Holdings forgave $2.8 million of principal borrowings and all accrued interest under the BHH Loan, which was accounted for as a capital contribution by our General Partners.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25.0 million.  The outstanding principal balance under the BHH Loan at June 30, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  As a result of the tightened debt markets, we accessed support from our Sponsor. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan.  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matures on October 1, 2011. The outstanding principal balance under the loan was $0.9 million and $0.6 million at June 30, 2011 and December 31, 2010, respectively.

We had payables to related parties of approximately $2.4 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively.  These balances consist primarily of interest accrued on the BHH Loan and management fees payable to our Property Manager.

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

10.	Discontinued Operations

On June 30, 2011, we sold Landmark I and Landmark II.  The contract sales price for Landmark I and II of $16.25 million was used to fully satisfy the existing indebtedness associated with the property, after closing costs, resulting in a gain on troubled debt restructuring.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In accordance with GAAP, the results of operations for Landmark I and II are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total revenues	$772	$572	$1,444	$1,135

Expenses
Property operating expenses	243	244	649	484
Asset impairment loss	8,575	-	8,575	-
Interest expense	216	93	439	183
Real estate taxes	92	123	218	246
Property and asset management fees	62	66	146	135
Depreciation and amortization	254	248	507	495
Total expenses	9,442	774	10,534	1,543

Gain on troubled debt restructuring	4,913	-	4,913	-
Loss from discontinued operations	$(3,757)	$(202)	$(4,177)	$(408)

11.         Subsequent Events

On July 5, 2011 we transferred ownership of the Plaza Skillman property to the associated lender pursuant to a plan of foreclosure.  As previously reported, the property was placed into receivership in October 2010.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2.0 million at June 30, 2011.  Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through June 30, 2011, and we do not anticipate that payment of regular distributions will resume.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  During the first six months of 2011 Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $2.8 million, of which $2.6 million is classified as a capital contribution from our General Partners on our condensed consolidated statement of equity.  In addition, during the year ended December 31, 2010 our Sponsor forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.   Our General Partners continue to evaluate various options, including cost savings initiatives and possible conversion to a liquidating trust to minimize the cost of operating the fund.

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

We continue to prepare and assess properties for potential sale.  In order to provide additional liquidity for the execution of our current business plan, we have identified a number of our investments for possible disposition in 2011.  On June 30, 2011, we sold Landmark I and II to an unaffiliated party for a contract sales price of $16.25 million.  Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring.    Prior to the transaction, the loans had an outstanding balance of approximately $21.0 million and a scheduled maturity date of July 2011.  As part of the sale, we retained a promoted interest that provides the opportunity to share in the future increase in the value of the property.  As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding period.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Although the commercial real estate debt market remains restricted, lending volume has increased year-over-year, and secondary market debt is once again available for certain asset classes on a limited basis.  In general, lenders have increased the amount of equity required to support new or existing borrowings.  A prolonged market downturn could reduce cash flow, cause us to incur additional losses, and cause us not to be in compliance with lender covenants.  As of June 30, 2011, $77.5 million of our $145.5 million in notes payable matures in the next twelve months.  As of June 30, 2011, of our $145.5 million in notes payable, $133.1 million is secured by properties and $122.9 million is recourse to the Fund.  As a result of the foreclosure on Plaza Skillman, we or our subsidiaries are currently in default on $63.2 million of the $68.1 million that is due in the next twelve months.  We are currently in negotiations with the lenders to waive such events of default and restructure the terms under each loan.  We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

We received notice from the lender that the 5050 Quorum property would be placed into foreclosure on August 2, 2011.  The property was not placed into foreclosure on that date and we are continuing discussions with the lender to modify and extend the loan agreement.  Additionally, we or our subsidiaries were also in default under the Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at June 30, 2011.  We remain in default and are currently in negotiations with the lenders to waive the events of default or amend the loan agreements, among other modifications.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans (other than Plaza Skillman) are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The CULS loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  We believe that we were in compliance with all other debt covenants under our loan agreements in which we are not in default at June 30, 2011.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the Plaza Skillman Loan, all loans are recourse to us.

The conditions and events described above raise substantial doubt about our ability to continue as a going concern through the next twelve months. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Further details regarding the status of the remaining properties in our portfolio (excluding Plaza Skillman) and the associated debt, as of June 30, 2011 are provided below.

5050 Quorum – The $10.0 million loan on this asset matured on January 23, 2011.  We have been in continuing negotiations with Sterling Bank since January to restructure the loan or pursue other alternatives with respect to this property.  Our negotiations have recently been slowed due to the purchase of Sterling Bank by Comerica Bank.  In addition, we continue to receive numerous indications of interest from potential tenants for this office building.

1221 Coit Road – Recent activity at this project has been very positive.  This building is fully leased through 2022 to Internap Network Services Corp. (“Internap”), a public company and a leader in the data center services industry.  The lease is set to begin in October 2011.  This property was a call center that, in connection with the lease with Internap, we are converting to a data center, which we believe would significantly increase the value of the property. The current $4.0 million loan with Meridian Bank Texas matures on December 4, 2011.  We are seeking new financing to repay the current loan and finance the tenant improvements and leasing commissions required by the Internap lease.  We have received indications of interest from several lenders.  The tenant has the option through June 2012 to purchase this building at a price that is in excess of our current carrying value.  If this tenant does not exercise its purchase option, we will begin marketing this building for sale.

250/290 John Carpenter Freeway – This property is part of our revolving credit agreement with Bank of America. The $9.7 million principal balance matures on December 21, 2012. We are negotiating with a prospective tenant for lease of a significant portion of this property. As previously disclosed, this property is under contract to sell as soon as this lease closes. The latest proposed amendment to the contract contains an “earn out” provision that would enable us to receive additional periodic payments from the buyer once additional space is leased, plus a promoted interest that provides the opportunity to share in the future increase in the value of this property. We would use the sale proceeds to pay off the $9.7 million loan and, as part of a restructuring, would use a portion of the proceeds to pay down the loan on the Hotel Palomar.  Bank of America is the lender on both 250/290 John Carpenter and the Hotel Palomar and this pay down of the Hotel Palomar loan from sale proceeds from 250/290 John Carpenter was part of the negotiations regarding the loan extension received by the lender during 2009.

Hotel Palomar – The current $41.2 million balance on the loan from Bank of America matures on December 21, 2012.  The hotel is participating in the gradual recovery in the hospitality sector as demonstrated by the growth in occupancy, Average Daily Rate (“ADR”) and Revenue Per Available Room (RevPAR).  Retail occupancy at this property is at 100%.  As previously mentioned, we plan to use the proceeds from the future sale of 250/290 John Carpenter to pay down a portion of the loan on this property and receive additional time from the bank to accommodate more growth in the hotel’s net operating income.

Hotel Palomar Residences – The $24.9 million loan from Credit Union Liquidity Services matures on October 1, 2011.  We did not make a mandatory $3 million pay down of the loan in January 2011, which constituted a default under the loan.  Since then we have been and continue to be in negotiations to extend or modify the loan. The parent of Credit Union Liquidity Services was placed into conservatorship by the National Credit Union Administration in April 2011 while we were in the thick of our negotiations regarding this loan. We remain current on the interest payments on this loan, and we continue working to restructure and extend this loan.  However, the conservatorship issue has slowed this process.  As previously disclosed, we converted the unsold condominium units to a rental program in the first quarter of 2009.  These units were 100% leased until May of this year when we restarted our sales program.  Subsequent to June 30, 2011, we sold a unit in the project, our first sale in the condo tower since May 2007, and a hopeful indicator of the beginnings of a recovery in condominium sales.

Cassidy Ridge – The $27.1 million loan in respect of this condominium project from Credit Union Liquidity Services matures on October 1, 2011.  In addition, we have assigned a second lien position on this property to the lender in the amount of $12.6 million as additional security on the Hotel Palomar Residences discussed above.  The default on the Hotel Palomar Residences loan created a cross-default under the Cassidy Ridge loan agreement.  As a result, the lender can demand immediate payment of the entire loan balance, although they have yet to do so.  We continue to remain current on the interest payments and remain in discussions with the lender to restructure and extend this loan.

Bretton Woods – The $4.5 million loan on this asset from Preston State Bank matures on November 24, 2012.  We have sold two of the five speculative homes as of June 30, 2011 and are working with a prospective buyer on a third home sale.  We sold one lot during the six months ended June 30, 2011 and are negotiating with prospective buyers on other lots.

Melissa Land – The $1.5 million loan on this asset from Preston State Bank matures on July 29, 2012.  We are in initial stages of seeking prospective buyers for this potential single family housing development site.

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

Further, the estimated value per unit has been determined as of a specific date.  These estimated values will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets in response to the real estate and finance market fluctuations, such as the new market and economic challenges referred to in the risk factor included in this Form 10-Q in Item 1A..   There is no assurance as to the extent to which the current estimated valuation should be relied upon for any purpose after its effective date, regardless that it may be published on any statement issued by the us or otherwise.  As contemplated by our Partnership Agreement, the General Partners intend to update the estimated value per unit annually but do not intend to make any attempt to establish any estimated valuations of our units in the interim.

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

Market Overview

Although there were recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began more than three years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  During the second quarter of 2011, the economy experienced broad declines in demand benchmarks, primarily for personal consumption, employment growth, home construction expenditures, and business and government spending.  Also contributing to the slowdown was the unexpected uncertainty over the U.S. debt ceiling and the potential consequences of the lowering of the U.S. debt rating, interest rates and liquidity.

While it is unclear when the overall economy will fully recover from weakened market conditions as a result of the recent economic slowdown, we do not expect conditions to improve significantly in the near future.  Consequently, the primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit to buyers, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, adverse economic conditions could negatively affect our ability to attract and retain tenants.

Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States increased 4.5% year-over-year to 63.4% in the second quarter of 2011.  The national overall Average Daily Rate (“ADR”) also rose 3.5% year-over-year to $101.44 in the second quarter of 2011.  This modest positive growth in the hospitality industry is expected to continue throughout 2011.  Additionally, office vacancy rates in the Dallas-Fort Worth continue to see slow gains during the first half of 2011.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Continuing Operations

We had six wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of June 30, 2011 and 2010.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended June 30, 2011 and 2010.

Rental Revenue. Rental revenue for the three months ended June 30, 2011 and 2010 was $1.7 million and $1.9 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in rental revenue for the three month period ended June 30, 2011 is primarily due to increased vacancy at Plaza Skillman.  Management expects rental revenue to remain relatively flat unless we are able to lease-up our current properties.

Hotel Revenue. Hotel revenue for the three months ended June 30, 2011 and 2010 was $3.4 million and $3.3 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.   As the hospitality industry continues to recover, we anticipate hotel revenue to also increase.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2011 and 2010 were $4.1 million and $3.8 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in operating expenses for the three months ended June 30, 2011 is primarily due to certain costs for Cassidy Ridge no longer being capitalized as a result of construction being complete and non-recurring repair and maintenance at Plaza Skillman.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the three months June 30, 2011 was $7.5 million.  We entered into a contract for the sale of 250/290 John Carpenter Freeway in April 2011 for a sales price of $27.0 million.  The sales contract was subsequently restructured to provide for contingent consideration which is subject to certain conditions, thus lowering the contract sales price on which an impairment loss is recognized.  As a result, we recognized an additional asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011 to adjust the carrying value of the asset to estimated fair value.  Asset impairment loss for the three months ended June 30, 2010 was $2.8 million.  We received notice that tenants representing approximately 25,000 square feet at our Plaza Skillman property would not be renewing or extending their lease.  As a result of the significant drop in occupancy, we recognized an impairment charge related to the property for the three months ended June 30, 2010.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2011 and 2010 was $2.0 million and $1.3 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The increase in interest expense during the three months ended June 30, 2011 is primarily due to interest costs for Cassidy Ridge no longer being capitalized as a result of the construction being essentially complete at March 31, 2011.  We capitalized interest costs of $0.5 million for Cassidy Ridge during the three months ended June 30, 2010.

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

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2011 and 2010 were $0.5 million and $0.6 million, respectively, and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees each of  the three months ended June 30, 2011 and 2010 were $0.4 million and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $14,000 and $17,000 were waived by Behringer Advisors II for the three months ended June 30, 2011 and 2010, respectively. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the three months ended June 30, 2011 and 2010 were $0.3 million.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.1 million for each of the three months ended June 30, 2011 and 2010.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was $1.3 million and $1.5 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for each of the three months ended June 30, 2011 and 2010 was $0.5 million and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Loss from Discontinued Operations. Loss from discontinued operations for the three months ended June 30, 2011 and 2010 was $3.8 million and $0.2 million, respectively.  Losses from discontinued operations, for the respective periods represent the activity for Landmark I and II which were sold on June 30, 2011.  Results for the three months ended June 30, 2011 include an asset impairment loss of $8.5 million and a gain on troubled debt restructuring of $4.9 million.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Continuing Operations

Rental Revenue. Rental revenue for the six months ended June 30, 2011 and 2010 was $3.6 million and $3.7 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  Management expects rental revenue to remain relatively flat unless we are able to lease-up our current properties.

Hotel Revenue. Hotel revenue for the six months ended June 30, 2011 and 2010 was $7.5 million and $6.4 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The increase in hotel revenue is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011.  Excluding the effects of additional one-time events in the future,  we anticipate hotel revenue to increase as the hospitality industry continues to recover.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2011 and 2010 were $8.0 million and $7.5 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in operating expenses for the six months ended June 30, 2011 is primarily due to additional costs incurred by Hotel Palomar as a result of hosting events for the Super Bowl held in the Dallas-Fort Worth area and certain costs for Cassidy Ridge no longer being capitalized as a result of construction being complete.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the six months June 30, 2011 was $10.2 million.  We entered into a contract for the sale of 250/290 John Carpenter Freeway in April 2011.  The contract sales price was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011.  The sales contract was subsequently restructured to provide additional consideration under certain circumstances, thus lowering the contract sales price.  As a result, we recognized an asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011 to adjust the carrying value of the asset to estimated fair value.  Asset impairment loss for the six months ended June 30, 2010 was $2.8 million and was related to a significant drop in occupancy at our Plaza Skillman property.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the six months ended June 30, 2010 was $1.7 million and was composed of non-cash adjustments related to the constructed luxury homes and developed land lots at Bretton Woods.  The U.S. housing market continued to experience its nationwide downturn that began in 2006.  The housing market has and continues to experience an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2011 and 2010 was $3.7 million and $2.7 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The increase in interest expense during the six months ended June 30, 2011 is primarily due to interest costs for Cassidy Ridge no longer being capitalized as a result of construction being essentially complete at March 31, 2011 and the accrual of default interest on certain loans during the period.  We capitalized Cassidy Ridge interest costs of $0.7 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively.

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

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2011 and 2010 were $1.1 million and $1.2 million, respectively, and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2011 and 2010 were $0.8 million and $0.7 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $29,000 and $35,000 were waived by Behringer Advisors II for the six months ended June 30, 2011 and 2010, respectively. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the six months ended June 30, 2011 and 2010 were $0.5 million.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.2 million for each of the six months ended June 30, 2011 and 2010.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $2.7 million and $2.9 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the six months ended June 30, 2011 and 2010 was $0.8 million and $1.0 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Loss from Discontinued Operations. Loss from discontinued operations for the six months ended June 30, 2011 and 2010 was $4.2 million and $0.4 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for Landmark I and II which were sold on June 30, 2011.  Results for the six months ended June 30, 2011 include an asset impairment loss of $8.5 million and a gain on troubled debt restructuring of $4.9 million.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2011 was $4.8 million and was comprised of the net loss of approximately $20.1 million, adjusted for non-cash impairment charges of $18.8 million, a gain on troubled debt restructuring associated with the sale of Landmark I and II of $4.9 million and depreciation and amortization of $3.3 million, offset by an increase in real estate inventory of $1.9 million.  Cash used in operating activities for the six months ended June 30, 2010 was $10.0 million and was comprised primarily of the net loss of $10.3 million, adjusted for depreciation and amortization of $3.6 million, asset impairment loss of $2.8 million and inventory valuation adjustments of $1.7 million, and an increase in real estate inventory of $7.0 million.

Cash provided by investing activities for the six months ended June 30, 2011 was $16.8 million and was primarily comprised of proceeds from the sale of Landmark I & II of $16.2 million and the change in restricted cash related to our properties of $0.9 million.  Cash used in investing activities for the six months ended June 30, 2010 was $1.2 million and was primarily comprised of an increase in restricted cash related to our properties.

Cash used in financing activities for the six months ended June 30, 2011 was $12.0 million and consisted primarily of payments on notes payable, net of proceeds, of $14.6 million, offset by contributions from our general partner, Behringer Advisors II, of $2.6 million.  Cash provided by financing activities for the six months ended June 30, 2010 was $11.0 million and consisted primarily of proceeds from notes payable, net of payments, of $6.4 million and contributions from our general partner, Behringer Advisors II, of $4.7 million.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees and the cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands).

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total revenues	$5,375	$5,976	$11,396	$10,955

Operating expenses
Property operating expenses	4,122	3,847	8,014	7,525
Real estate taxes, net	522	583	1,078	1,230
Property and asset management fees	407	371	780	742
Cost of real estate inventory sales	326	843	326	843
Less: Asset management fees	(220)	(177)	(380)	(354)
Total operating expenses	5,157	5,467	9,818	9,986

Net operating income	$218	$509	$1,578	$969

Reconciliation to Net loss
Net operating income	$218	$509	$1,578	$969

Less: Depreciation and amortization	(1,274)	(1,492)	(2,721)	(2,905)
General and administrative expenses	(257)	(259)	(464)	(482)
Interest expense, net	(2,026)	(1,308)	(3,723)	(2,655)
Asset management fees	(220)	(177)	(380)	(354)
Asset impairment loss	(7,513)	(2,774)	(10,213)	(2,774)
Inventory valuation adjustment	-	-	-	(1,667)
Provision for income taxes	(21)	(42)	(69)	(81)
Add: Interest income	45	38	106	68
Loss on derivative instruments, net	-	(4)	-	(38)
Loss from discontinued operations	(3,757)	(202)	(4,177)	(408)

Net loss	$(14,805)	$(5,711)	$(20,063)	$(10,327)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(14,805)	$(5,711)	$(20,063)	$(10,327)
Net loss attributable to noncontrolling interest	494	465	778	999

Adjustments
Real estate depreciation and amortization (1)	1,070	1,512	2,763	2,953
Impairment charges	16,088	-	18,788	2,774
Inventory valuation adjustment	-	-	-	1,667
Gain on troubled debt restructuring	(4,913)	-	(4,913)	-
Debt service, net of amounts capitalized (1)	(1,468)	(870)	(3,033)	(1,973)
Capital improvements (1)	(173)	(195)	(245)	(250)

Net cash from operations	$(3,707)	$(4,799)	$(5,925)	$(4,157)

(1)	Represents our ownership portion of the properties that we consolidate.

Disposition Policies

We believe it makes economic sense to sell properties in today’s market in certain instances, such as when the value of the in-place cash flows from existing tenants is stable, predictable and attractive to potential buyers, when the property has limited or no equity with a near-term debt maturity, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  Therefore, we will evaluate each real property in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  We will also consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners, the current state of the general economy and whether waiting to dispose of a property will allow us to realize additional value for our limited partners.  We continue to prepare and assess properties for potential sale.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those units held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $145.5 million in notes payable at June 30, 2011, approximately $75.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.8 million.

At June 30, 2011, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of June 30, 2011 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                  Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.               Risk Factors.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

The U.S. government recently increased its borrowing capacity under the federal debt ceiling.  Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.   On August 2, 2011, Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody’s Investors Services, Inc. (“Moody’s”) placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative.    There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities.  A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government.  In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

Our business may be further affected by these new market and economic challenges experienced by the U.S. and global economies. These challenging economic conditions may materially affect the value and performance of our properties, and may have various additional adverse consequences, which may include the following:

•
the availability or the terms of financing that we have or may anticipate utilizing may be affected, as well as our ability to make principal and interest payments on, or refinance or restructure, any outstanding debt;

•
our ability to dispose of our remaining properties may be affected, whether as a result of the value of the properties decreasing to the point that we feel that we need to wait until a recovery to achieve an acceptable sale price, or as a result of the inability of potential buyers of our assets to obtain any necessary financing at a cost acceptable to them or at all; and

•
lease rates may be subject to additional downward pressure, including potential increases in required concessions and tenant improvements, which in turn may decrease our ability to attract new tenants.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.                  Defaults Upon Senior Securities.

As of June 30, 2011, there have been no material changes from the defaults set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  We transferred ownership of the Plaza Skillman property, pursuant to a foreclosure, to the associated lender on July 5, 2011.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: August 15, 2011		By:	/s/ Gary S. Bresky
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

10.1	Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Forest City Commercial Development, Inc.

10.2	Purchase Agreement by and between Behringer Harvard Landmark LP and Forest City Commercial Development, Inc.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1**	Section 1350 Certifications

101**
The following financial statements from Behringer Harvard Short-Term Opportunity Fund I LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) Condensed  Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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