Form 10-Q
period 2011-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2011-11-14
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
FORM 10-Q
Quarter Ended September 30, 2011

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	September 30,	Decmber 31,
	2011	2010
Assets
Real estate
Land	$17,153	$29,709
Buildings and improvements, net	65,717	98,415
Total real estate	82,870	128,124

Real estate inventory, net	37,218	60,925
Cash and cash equivalents	2,031	2,040
Restricted cash	1,698	3,039
Accounts receivable, net	2,916	3,827
Prepaid expenses and other assets	796	892
Furniture, fixtures, and equipment, net	351	1,203
Deferred financing fees, net	335	683
Lease intangibles, net	1,943	2,575
Total assets	$130,158	$203,308

Liabilities and Equity
Liabilities
Notes payable	$121,600	$153,430
Notes payable to related party	12,018	11,693
Accounts payable	1,101	2,801
Payables to related parties	3,071	2,302
Accrued liabilities	7,751	7,234
Total liabilities	145,541	177,460

Commitments and contingencies

Equity (deficit)
Partners' capital
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2011 and December 31, 2010	(48,075)	(4,768)
General partners	38,129	34,729
Partners' capital (deficit)	(9,946)	29,961
Noncontrolling interest	(5,437)	(4,113)
Total equity (deficit)	(15,383)	25,848
Total liabilities and equity	$130,158	$203,308

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Rental revenue	$1,302	$2,329	$4,446	$5,315
Hotel revenue	3,356	3,000	10,814	9,386
Real estate inventory sales	2,010	850	2,335	1,680
Total revenues	6,668	6,179	17,595	16,381

Expenses
Property operating expenses	4,058	3,735	11,708	10,995
Asset impairment loss	2,490	-	12,703	-
Inventory valuation adjustment	21,475	-	21,475	1,667
Interest expense, net	2,104	1,115	5,586	3,251
Real estate taxes, net	520	353	1,478	1,467
Property and asset management fees	387	343	1,140	1,020
General and administrative	226	207	690	689
Depreciation and amortization	1,172	1,538	3,739	4,207
Cost of real estate inventory sales	1,984	875	2,310	1,718
Total expenses	34,416	8,166	60,829	25,014

Interest income	29	37	135	105
Loss on sale of assets	(13)	-	(13)	-
Loss on derivative instrument, net	-	(1)	-	(39)
Loss from continuing operations before income taxes	(27,732)	(1,951)	(43,112)	(8,567)

Provision for income taxes	(50)	(56)	(119)	(137)
Loss from continuing operations	(27,782)	(2,007)	(43,231)	(8,704)

Income (loss) from discontinued operations	3,214	(282)	(1,400)	(3,912)

Net loss	(24,568)	(2,289)	(44,631)	(12,616)

Noncontrolling interest in continuing operations	546	507	1,324	1,506

Net loss attributable to the Partnership	$(24,022)	$(1,782)	$(43,307)	$(11,110)

Amounts attributable to the Partnership
Continuing operations	$(27,236)	$(1,500)	$(41,907)	$(7,198)
Discontinued operations	3,214	(282)	(1,400)	(3,912)
Net loss attributable to the Partnership	$(24,022)	$(1,782)	$(43,307)	$(11,110)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(2.52)	$(0.14)	$(3.88)	$(0.66)
Income (loss) from discontinued operations attributable to the Partnership	0.29	(0.03)	(0.13)	(0.36)
Basic and diluted net loss per limited partnership unit	$(2.23)	$(0.17)	$(4.01)	$(1.02)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2011	$34,729	$-	10,804	$74,522	$(79,290)	$(4,113)	$25,848

Net loss					(43,307)	(1,324)	(44,631)

Notes receivable						(307)	(307)

Contributions	3,400					307	3,707

Balance as of September 30, 2011	$38,129	$-	10,804	$74,522	$(122,597)	$(5,437)	$(15,383)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2010	$24,667	$-	10,804	$74,522	$(62,676)	$(2,117)	$34,396

Net loss					(11,110)	(1,506)	(12,616)

Notes receivable						(936)	(936)

Contributions	5,870					936	6,806

Balance as of September 30, 2010	$30,537	$-	10,804	$74,522	$(73,786)	$(3,623)	$27,650

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net loss	$(44,631)	$(12,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,615	5,542
Asset impairment loss	21,278	2,774
Inventory valuation adjustment	21,475	1,667
Gain on troubled debt restructuring	(8,002)	-
Loss on derivative instrument, net	-	39
Changes in operating assets and liabilities:
Real estate inventory	(136)	(11,036)
Accounts receivable	264	(105)
Prepaid expenses and other assets	86	(42)
Lease intangibles	(884)	(116)
Accounts payable	215	(334)
Accrued liabilities	1,039	(389)
Payables or receivables with related parties	922	1,055
Cash used in operating activities	(3,759)	(13,561)

Cash flows from investing activities
Proceeds from sale of assets	16,963	-
Capital expenditures for real estate	(390)	(535)
Change in restricted cash	967	(1,498)
Cash provided by (used in) investing activities	17,540	(2,033)

Cash flows from financing activities
Proceeds from notes payable	1,767	12,022
Proceeds from note payable to related party	325	-
Payments on notes payable	(19,226)	(2,007)
Payments on capital lease obligations	(54)	(48)
Financing costs	(2)	(12)
Contributions from general partners	3,400	5,870
Cash provided by (used in) financing activities	(13,790)	15,825

Net change in cash and cash equivalents	(9)	231
Cash and cash equivalents at beginning of period	2,040	1,964
Cash and cash equivalents at end of period	$2,031	$2,195

Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,845	$2,715
Income tax paid	$178	$149

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$307	$936
Capital expenditures for real estate in accrued liabilities	$1,352	$5
Reclassification of real estate inventory to buildings	$-	$4,381
Transfer of real estate and lease intangibles through cancellation of debt	$6,277	$-

Non-cash financing activities:
Contributions from noncontrolling interest holder	$307	$936
Cancellation of debt through discounted payoff	$4,845	$-
Cancellation of debt through transfer of real estate	$9,366	$-

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  We do not actively engage in the business of operating the hotel.  As of September 30, 2011, seven of the twelve properties we acquired remain in our portfolio.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

At the beginning of the third quarter of 2011, the U.S. economy was weighed down with concerns over the U.S. debt ceiling and financial conditions in the European Union.  While these issues still remain unresolved and many economists are still split on whether the U.S. is headed for a double-dip recession, key economic fundamentals and analysts are now  pointing to less of a risk of a 2008 level recession, and more towards a longer period of moderate, uneven growth. During the third quarter, GDP growth was reported at 2.5%, with slight declines of unemployment benefits and slight increases in consumer spending and equipment and software expenditures, which while far less than levels needed for a full recovery, were positive and not declining. Further, reports that the European Union was close to a solution to recapitalize European banks indicated more optimism that a severe world-wide recession would be averted. We share the view that the U.S. economy will face a protracted period of slow growth.  While it is unclear when the overall economy will fully recover from these market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, the primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit to buyers, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus not intended to continue as a long-term going concern.  During the first nine months of 2011 Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $3.7 million, of which $3.4 million is classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit).  In addition, during the year ended December 31, 2010, Behringer Harvard Holdings LLC (“Behringer Holdings” or our “Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.  Our General Partners continue to evaluate various options including cost savings initiatives to minimize the cost of operating the fund.

We signed a long-term full building lease that began October 1, 2011 at 1221 Coit Road which, excluding 250/290 John Carpenter which is currently under contract to sell, represents approximately 48% of the rentable square feet in our office properties.  We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us.  We expect to fund our liquidity requirements from proceeds from the disposition of properties and borrowings.  In addition, we may also seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We continue to prepare and assess properties for potential sale.  In order to provide additional liquidity for the execution of our current business plan, we have identified a number of our investments for possible disposition in 2011.  On June 30, 2011, we sold Landmark I and Landmark II (collectively, “Landmark I and II”).  Proceeds from the sale of Landmark I and II of $16.2 million were used to fully satisfy the existing indebtedness associated with the property of $21 million, resulting in a gain on troubled debt restructuring of $4.9 million which is included in discontinued operations on our condensed consolidated statements of operations for the nine months ended September 30, 2011.  In addition, during the second quarter of 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet.  As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding period.  However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Of our $133.6 million in notes payable at September 30, 2011, $71.6 million has matured, will mature in the next twelve months, or will subsequently go into default.   As of September 30, 2011, of our $133.6 million in notes payable, $121.2 million is secured by properties and $120.3 million is recourse by us.  We continue to negotiate with the lenders to refinance or restructure the loans.  We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off.  There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

The effects of the recent economic downturn have caused us to reconsider our strategy for certain of our properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where we believe the value of a property is not likely to recover in the near future, we believe there are more effective uses for our capital, and as a result we may cease making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements.  We are in active negotiations with certain lenders to refinance or restructure debt in a manner that we believe is the best outcome for us and our unitholders and expect that some loans may be resolved through a discounted purchase or payoff of the debt and, in certain situations, other loans may be resolved by negotiating agreements conveying the properties to the lender.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying condensed consolidated balance sheet as of September 30, 2011 and our condensed consolidated statements of operations, equity and cash flows for the periods ended September 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2011 and December 31, 2010 and our consolidated results of operations and cash flows for the periods ended September 30, 2011 and 2010.  Such adjustments are of a normal recurring nature.

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

Real Estate

As of September 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease
As of September 30, 2011	Improvements	Intangibles
Cost	$82,893	$2,940
Less: depreciation and amortization	(17,176)	(997)
Net	$65,717	$1,943

	Buildings and	Lease
As of December 31, 2010	Improvements	Intangibles
Cost	$119,903	$5,071
Less: depreciation and amortization	(21,488)	(2,496)
Net	$98,415	$2,575

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  Anticipated future amortization associated with acquired lease intangibles at September 30, 2011 was immaterial.

Impairment of Long-Lived Assets

For all of our real estate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for these investments.  In April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  The sales contract was subsequently restructured to provide for contingent consideration which is subject to certain conditions, thus lowering the contract sales price on which an impairment loss is recognized.  As a result, we recognized an additional asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011. As of September 30, 2011, we do not believe that the property meets the criteria for classification as held for sale as there is currently uncertainty as to the closing of this transaction.  On June 14, 2011 we entered into a contract for the sale of Landmark I and II while retaining a back-end promoted interest in distributable cash related to the buildings.  The contract sales price of $16.25 million was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $8.6 million for the three months ended June 30, 2011.  Landmark I and II were subsequently sold on June 30, 2011 and the impairment loss is included in discontinued operations in our condensed consolidated statement of operations for the nine months ended September 30, 2011.  Any additional consideration received after the sale of these properties will be recorded as additional income in the period earned.  At September 30, 2011, we were contemplating a purchase offer from an unaffiliated third party for 5050 Quorum which was less than our current carrying value.   We recognized an asset impairment loss of approximately $1.6 million as a result of the bona fide purchase offer.  In addition, as a result of projected selling prices, we recognized an asset impairment charge of $0.9 million for the three months ended September 30, 2011 related to the undeveloped land held in Melissa, Texas.  At our wholly owned shopping/service center, Plaza Skillman, we received notice that tenants representing approximately 25,000 square feet would not be renewing or extending their lease.  As a result of the significant drop in occupancy, we recognized a $2.8 million impairment charge related to the property for the three months ended June 30, 2010.  The property was placed into receivership in October 2010 and we transferred ownership, pursuant to a foreclosure, to the associated lender on July 5, 2011 and the impairment loss is included in discontinued operations in our condensed consolidated statement of operations for the nine months ended September 30, 2011.

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

The U.S. housing market continued to struggle from the downturn in the U.S. and global economies.  Deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally unstable conditions in the overall economy have contributed to weakened demand for new homes, slower than expected sales and reduced selling prices.  As a result of our evaluations, we recognized inventory valuation adjustments of $21.5 million related to our Cassidy Ridge condominium development for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, we recognized inventory valuation adjustments of $1.7 million related to the constructed luxury homes and developed land lots at Bretton Woods.  In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such charges could have an adverse effect on our consolidated financial position.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net decrease to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2011 and 2010 was less than $0.1 million and $0.1 million, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.  Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We also recognize revenue from the operations of a hotel.  Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and Residences and are recognized as the services are rendered.

Noncontrolling Interest

We hold a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interests in partnerships represent the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.

During the nine months ended September 30, 2011, we issued notes receivable totaling $0.3 million to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”).  Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our condensed consolidated statement of equity (deficit) for the nine months ended September 30, 2011.

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

Reclassifications

To conform to the current year presentation, which presents advertising expense as a component of property operating expenses on our condensed consolidated statement of operations, we reclassified advertising costs of $0.1 million and $0.2 million to operating expenses for the three months and nine months ended September 30, 2010, respectively.  We believe this change in presentation simplifies the statement of operations by combining an immaterial line item.

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

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  We evaluated 250/290 John Carpenter Freeway during the fourth quarter of 2010 and the first quarter of 2011 as a result of declining market rental rates and continuing vacancies at the property.  We recognized an asset impairment loss of $2.3 million for the year ended December 31, 2010.  In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for those investments.  On April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27 million was less than our carrying value of the asset, thus we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value.  The sales contract was subsequently restructured to provide for contingent consideration which is subject to certain conditions, thus lowering the contract sales price on which an impairment loss is recognized.  As a result, we recognized an additional asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011.  On June 14, 2011 we entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011.  The contract sales price of $16.25 million, which retains a back-end promoted interest in distributable cash related to the buildings, was less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $8.6 million which is included in discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2011.  At September 30, 2011, we were contemplating a purchase offer from an unaffiliated third party for 5050 Quorum which was less than our current carrying value.  We recognized an asset impairment loss of approximately $1.6 million as a result of the bona fide purchase offer.  In addition, as a result of projected selling prices, we recognized an asset impairment loss of approximately $0.9 million for the three months ended September 30, 2011 related to the undeveloped land held in Melissa, Texas.  We also recognized a $2.8 million impairment charge for the year ended December 31, 2010 related to our Plaza Skillman property after certain tenants provided notice that they would not be renewing or extending their leases.  The property was placed into receivership in October 2010 and we transferred ownership, pursuant to a foreclosure, to the associated lender on July 5, 2011.  The impairment loss is included in discontinued operations in our condensed consolidated statement of operations for the nine months ended September 30, 2011.

Inventory Valuation Adjustment

The housing market continued to experience difficult conditions, and as a result we evaluated our real estate inventory for potential impairment.  As a result of our evaluations, we recognized inventory valuation adjustments of $21.5 million related to our Cassidy Ridge condominium development.  We also recognized inventory valuation adjustments of $1.9 million related to the constructed luxury homes and developed land lots at Bretton Woods during the year ended December 31, 2010.  The inputs used to calculate the fair value of these assets included current local market conditions, current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

				Total
September 30, 2011	Level 1	Level 2	Level 3	Fair Value	Loss (1)
Real estate	$-	$25,164	$1,983	$27,147	$(12,703)
Real estate inventory, net	-	-	28,051	28,051	(21,475)
Total	$-	$25,164	$30,034	$55,198	$(34,178)

				Total
December 31, 2010	Level 1	Level 2	Level 3	Fair Value	Loss
Real estate	$-	$-	$35,015	$35,015	$(5,118)
Real estate inventory, net	-	-	6,990	6,990	(1,886)
Total	$-	$-	$42,005	$42,005	$(7,004)

(1) Excludes approximately $8.6 million of impairment loss included in loss from discontinued operations related to Landmark I and II sold in June 2011.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Fair Value Disclosures

Fair value of financial instruments

As of September 30, 2011 and December 31, 2010, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $133.6 million and $165.2 million as of September 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $133.5 million and $164.7 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of September 30, 2011 and December 31, 2010.  We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of September 30, 2011 we owned interests in three office building properties, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  As of December 31, 2010 we owned interests in five office building properties, one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land.  In the aggregate, the office properties currently represent approximately 0.8 million rentable square feet.  The following table presents certain additional information about our properties as of September 30, 2011:

		Date	Approx. Rentable		Approximate	Ownership
Property Name	Location	Acquired	Square Footage	Description	% Leased	Interest
5050 Quorum	Dallas, Texas	07/02/04	133,799	seven-story office building	56%	100%
1221 Coit Road (1)	Dallas, Texas	10/04/04	125,030	two-story office building	0%	90%
Hotel Palomar and Residences	Dallas, Texas	11/08/04	475,000	redevelopment property	n/a	70%
250/290 John Carpenter Freeway (2)	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%
Cassidy Ridge	Telluride, Colorado	05/15/06	condominiums	development property	n/a	100%
Melissa Land	Melissa, Texas	10/05/05	land	land	n/a	100%
Bretton Woods	Dallas, Texas	03/03/05	land and homes	developed property	n/a	100%

1)	Full building lease began October 2011
2)	We have entered into a contract to sell the property

Dispositions

On June 30, 2011, we sold Landmark I and II to an unaffiliated party for a contract sales price of $16.25 million.  The contract sales price retains a back-end promoted interest in distributable cash related to the buildings.  Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in discontinued operations in our condensed consolidated statement of operations.    Prior to the transaction, the loans had an outstanding balance of approximately $21 million and a scheduled maturity date of July 2011.

On July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender.  As a result, we recognized a gain on troubled debt restructuring of approximately $3.1 million, which is included in discontinued operations in our condensed consolidated statement of operations for the three and nine months ended September 30, 2011.  Prior to the transaction, the loan had an outstanding balance of approximately $9.4 million and matured on April 11, 2011.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Capitalized Costs

On May 15, 2006, we acquired a 100% interest in Cassidy Ridge, a 1.56 acre site in Telluride, Colorado on which we constructed 23 luxury condominium units.  Certain costs associated with Cassidy Ridge development have been capitalized.  Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we no longer capitalized indirect costs associated with the project.  For the nine months ended September 30, 2011 and 2010 we capitalized a total of $1.6 million and $12.7 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory.  The amount of costs capitalized for the period ended September 30, 2011 does not include $1.7 million in vendor credits received.  During the nine months ended September 30, 2011 and 2010, we capitalized $0.7 million and $1.5 million, respectively, in interest costs for Cassidy Ridge.

8.	Notes Payable

The following table sets forth the principal balance of our notes payable as of September 30, 2011 and December 31, 2010:

	Balance		Stated	Maturity
Description	September 30, 2011	December 31, 2010	Interest Rate (10)	Date
5050 Quorum Loan - Sterling Bank	$10,000	$10,000	7.0%	1/23/2011 (8)
1221 Coit Road Loan - Meridian Bank Texas	4,000	4,000	7.0% (1)	12/4/2011
Plaza Skillman Loan - IPTV	-	9,366	7.34%	4/11/2011 (7)
Plaza Skillman Loan - unamortized premium	-	160		4/11/2011 (7)
Hotel Palomar and Residences - Credit Union Liquidity Services	23,634	24,850	Prime + 1.0% (2)	10/1/2011 (8)
Hotel Palomar and Residences - Bank of America	41,218	41,218	30-day LIBOR + 3.5% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Bretton Woods Loans - Preston State Bank	3,079	4,844	6.0% (4)	11/24/2012
Landmark I Loan - State Farm Bank	-	9,975	4.0%	7/1/2011 (9)
Landmark II Loan - State Farm Bank	-	11,025	4.0%	7/1/2011 (9)
Melissa Land Loan - Preston State Bank	1,500	1,590	5.5% (5)	7/29/2012
Cassidy Ridge Loan - Credit Union Liquidity Services	27,225	25,458	6.5% (6)	10/1/2011 (8)
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	121,600	153,430
BHH Loan - related party	11,118	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan - related party	900	575	5.0%	10/1/2011
Notes payable related party	12,018	11,693
	$133,618	$165,123

(1)	Rate is the higher of prime plus 1.0% or 7.0%.

(2)	Prime rate at September 30, 2011 was 3.25%.

(3)	30-day LIBOR was 0.24% at September 30, 2011.

(4)	Rate is the higher of prime plus 2.0% or 6.0%.

(5)	Rate is the higher of prime plus 0.5% or 5.5%.

(6)	Rate is the higher of prime plus 1.5% or 6.5%.

(7)	Property placed into foreclosure on July 5, 2011

(8)	Currently in negotiations with the lender

(9)	Properties were sold on June 30, 2011

(10)	For each of our loans that are in default, we may incur default interest rates.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Although commercial real estate debt markets remain restricted, lending volume has increased year-over-year, and secondary market debt is available for certain asset classes on a limited basis.  However, lenders have increased the amount of equity required to support new debt or have required borrowers to reduce principal balances of existing debt.  The prolonged market downturn has reduced cash flow, caused us to incur additional losses, and caused us not to be in compliance with lender covenants.  Of our $133.6 million in notes payable at September 30, 2011, $71.6 million has matured, will mature in the next twelve months, or will subsequently go into default.  As of September 30, 2011, of our $133.6 million in notes payable, $121.2 million is secured by properties and $120.3 million is recourse to us.  We or our subsidiaries are currently in default on $67.6 million of our notes payable.  We continue to negotiate with the lenders to refinance or restructure the loans.  We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loan is completely paid off.  There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

The effects of the recent economic downturn have caused us to reconsider our strategy for certain of our properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where we believe the value of a property is not likely to recover in the near future, we believe there are more effective uses of our capital, and as a result we may cease making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements.  We are in active negotiations with certain lenders to refinance or restructure debt in a manner that we believe is the best outcome for us and our unitholders and expect that some loans may be resolved through a discounted purchase or payoff of the debt and, in certain situations, other loans may be resolved by negotiating agreements conveying the properties to the lender.

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“CULS”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Mockingbird Loan Agreement”) to construct luxury high-rise condominiums.  The outstanding principal balance under the Mockingbird Loan Agreement was $23.6 million at September 30, 2011 and $24.9 million at December 31, 2010.  Amounts outstanding under the loan accrued interest at the Prime Rate plus one percent (1.0%).  As previously reported, the borrower failed to make a mandatory $3 million principal payment on or before January 15, 2011, as required under the loan agreement.  We received notice from the lender demanding payment of the $3 million mandatory principal payment by May 20, 2011.  The payment was not made by May 20, 2011   Nonpayment of the mandatory amount due constituted an event of default under the loan agreement.  The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011.  As a result, we continue to be in default of the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law.  We have been and currently are in negotiations to extend or modify the Mockingbird Loan Agreement.  We have remained and continue to remain current on interest payments due under the Mockingbird Loan Agreement.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to CULS, whereby the borrower was permitted to borrow a total principal amount of $27.65 million (“Cassidy Ridge Loan Agreement”) to construct Cassidy Ridge.  We assigned a second lien position on Cassidy Ridge to CULS in the amount of $12.6 million as additional security to the Mockingbird Loan Agreement.  The Cassidy Ridge Loan Agreement has an interest rate of 6.5% with interest being calculated on the unpaid principal.  The outstanding principal balance under the Cassidy Ridge Loan Agreement was $27.2 million and $25.5 million at September 30, 2011 and December 31, 2010, respectively.  The default under the Mockingbird Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement.  The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011.  As a result, we continue to be in default under the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law.  Beginning in September 2011, we ceased scheduled monthly interest payments required under the loan agreement.  We have been and currently are in negotiations to extend or modify the loan agreement.

Behringer Harvard Quorum I LP, our wholly-owned subsidiary, entered into a loan agreement with Sterling Bank (“Quorum Lender”), to borrow $10 million (“Quorum Loan Agreement”), which is secured by 5050 Quorum.  The outstanding principal balance and all accrued but unpaid interest under the Quorum Loan Agreement matured on January 23, 2011.  The borrower did not pay the balance on January 23, 2011, which constituted an event of default under the loan agreement.  As a result, past due amounts may bear interest at up to 18% per annum during the default period.  We received notice from the lender on March 30, 2011 demanding immediate payment of the outstanding principal and all accrued interest, which the borrower did not pay.  The lender notified us that the property would be foreclosed upon on August 2, 2011.  The property was not placed into foreclosure on that date and we are in continuing discussions with the lender to modify the loan agreement.  We are currently contemplating a purchase offer for the property which is less than our current carrying value.  The loan is recourse to us and had a balance of $10 million at September 30, 2011.  Sterling Bank was acquired by Comerica Incorporated on July 28, 2011.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our direct and indirect subsidiary, 1221 Coit LP, entered into a new loan agreement on November 1, 2011 with Hampshire Lending LLC, whereby we may borrow up to $12 million.  The interest rate under the loan is 10% and requires monthly payments of interest only with all principal and accrued but unpaid interest due on November 1, 2013, the maturity date.  Proceeds from the loan are being used to pay-off the previous loan with Meridian Bank Texas and fund tenant improvements for the property.  The loan, which is secured by the property, is nonrecourse to us but we have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts in favor of the lender.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings, pursuant to which we may borrow a maximum of $40 million (“BHH Loan”).  On December 31, 2010 Behringer Holdings forgave $2.8 million of principal borrowings and all accrued interest thereon, which was accounted for as a capital contribution by our General Partners.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million.  The outstanding principal balance under the BHH Loan at September 30, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While there have been signs of improvement in the overall economy, we do not expect conditions to improve significantly in the near future.  As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2011.  Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2011, potentially up to the borrowing limits thereunder.  There is no guarantee that our Sponsor will provide additional liquidity to us.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”).  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matured on October 1, 2011. The loan is subordinate to the Cassidy Ridge Loan Agreement.  We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so.  The outstanding principal balance under the loan was $0.9 million and $0.6 million at September 30, 2011 and December 31, 2010, respectively.

As previously noted, Plaza Skillman was placed into receivership in October 2010 and we agreed to transfer ownership of the property pursuant to a foreclosure, to the associated lender on July 5, 2011.   The loan secured by this property was nonrecourse to us and had an outstanding principal balance of $9.4 million at July 5, 2011.  We or our subsidiaries were also in default under the Quorum Loan Agreement, Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement at September 30, 2011.  Additionally, we ceased making monthly debt service payments required under the Bretton Woods and Melissa Land loans, thus creating a default under the loan agreements.  We remain in default under these loan agreements and are currently in negotiations with the lenders to refinance or restructure the loan agreements.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The CULS loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the BHH Loan and the BHH Cassidy Ridge Loan, all loans are recourse to us.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Troubled Debt Restructuring

 In June 2011, we sold our Landmark I and II properties for a contract sales price of $16.25 million.  The contract sales price retains a back-end promoted interest in distributable cash related to the buildings.  Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in discontinued operations.

Additionally, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender and as a result, we recognized a gain on troubled debt restructuring of approximately $3.1 million, which is included in discontinued operations.

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of:  (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  We incurred property management fees payable to our Property Manager of $0.2 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively, of which $0.1 million is included in discontinued operations for each of the nine month periods.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the nine months ended September 30, 2011, we incurred asset management fees of $0.8 million, of which approximately $80,000 is included in discontinued operations, $60,000 was capitalized to real estate inventory and $40,000 was waived.  During the nine months ended September 30, 2010, we incurred asset management fees of $0.9 million, of which approximately $0.2 million is included in discontinued operations, $0.1 million was capitalized to real estate and $50,000 was waived.   As a result of our liquidity needs, a significant portion of the asset management fees incurred during the nine months ended September 30, 2011 and 2010 have not been paid to Behringer Advisor II or its affiliates.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of:  (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the conditions above have not been met at this time, we incurred no such real estate commissions for the nine months ended September 30, 2011 and 2010.

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the nine months ended September 30, 2011 we incurred $0.2 million for administrative services, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $3.4 million for reimbursement of operating expenses for the nine months ended September 30, 2011, which is classified as a capital contribution on our condensed consolidated statement of equity (deficit).  For the nine months ended September 30, 2010 we incurred such costs for administrative services totaling $0.3 million, all of which was waived.  In addition, Behringer Advisors II or its affiliates waived $5.9 million for reimbursement of operating expenses for the nine months ended September 30, 2010, which was classified as capital contributions on our condensed consolidated statement of equity (deficit).

On December 31, 2010 Behringer Holdings forgave $2.8 million of principal borrowings and all accrued interest under the BHH Loan, which was accounted for as a capital contribution by our General Partners.  On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million.  The outstanding principal balance under the BHH Loan at September 30, 2011 and December 31, 2010 was $11.1 million.  Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures.  While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead.  The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.  The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan.  Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge.  The loan bears interest at 5% and matured on October 1, 2011. The loan is subordinate to the Cassidy Ridge Loan Agreement.  We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so.  The outstanding principal balance under the loan was $0.9 million and $0.6 million at September 30, 2011 and December 31, 2010, respectively.

We had payables to related parties of approximately $3.1 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.  These balances consist primarily of interest accrued on the BHH Loan,  management fees payable to our Property Manager and expenses paid on our behalf by the Advisor or its affiliates.

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

On June 30, 2011, we sold Landmark I and Landmark II.  The contract sales price for Landmark I and II of $16.25 million was used to fully satisfy the existing indebtedness associated with the property, after closing costs, resulting in a gain on troubled debt restructuring of approximately $4.9 million.  In addition, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender which resulted in a gain on troubled debt restructuring of approximately $3.1 million for the three months ended September 30, 2011.

In accordance with GAAP, the results of operations for Landmark I and II and Plaza Skillman are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2011 and 2010:

Behringer Harvard Short-Term Opportunity Fund I LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Total revenues	$12	$905	$1,925	$2,793

Expenses
Property operating expenses	3	368	1,016	1,117
Asset impairment loss	-	-	8,575	2,774
Interest expense	-	261	680	963
Real estate taxes	(117)	129	221	491
Property and asset management fees	1	98	173	298
Depreciation and amortization	-	331	662	1,062
Total expenses	(113)	1,187	11,327	6,705

Gain on troubled debt restructuring	3,089	-	8,002	-
Income (loss) from discontinued operations	$3,214	$(282)	$(1,400)	$(3,912)

11.	Subsequent Events

Our direct and indirect subsidiary, 1221 Coit LP, entered into a new loan agreement on November 1, 2011 with Hampshire Lending LLC, whereby we may borrow up to $12 million.  The interest rate under the loan is 10% and requires monthly payments of interest only with all principal and accrued but unpaid interest due on November 1, 2013, the maturity date.  Proceeds from the loan are being used to pay-off the previous loan with Meridian Bank Texas and fund tenant improvements for the property.  The loan, which is secured by the property, is nonrecourse to us but we have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts in favor of the lender.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2 million at September 30, 2011.  Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, for certain ongoing costs at our development properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders.  In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter.  Distributions have not resumed through September 30, 2011, and we do not anticipate that payment of regular distributions will resume.  As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity.  During the first nine months of 2011 Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $3.7 million, of which $3.4 million is classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit).  In addition, during the year ended December 31, 2010 our Sponsor forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which has also been accounted for as a capital contribution by our General Partners.   Our General Partners continue to evaluate various options including cost savings initiatives to minimize the cost of operating the fund.

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

We continue to prepare and assess properties for potential sale.  In order to provide additional liquidity for the execution of our current business plan, we have identified a number of our investments for possible disposition in 2011.  On June 30, 2011, we sold Landmark I and II to an unaffiliated party for a contract sales price of $16.25 million.  Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring.    Prior to the transaction, the loans had an outstanding balance of approximately $21 million and a scheduled maturity date of July 2011.  As part of the sale, we retained a promoted interest that provides the opportunity to share in the future increase in the value of the property.  As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding period.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Although the commercial real estate debt markets remain restricted, lending volume has increased year-over-year, and secondary market debt is available for certain asset classes on a limited basis.  However, lenders have increased the amount of equity required to support new debt or have required borrowers to reduce principal balances of existing debt.  The prolonged market downturn has reduced cash flow, caused us to incur additional losses, and caused us not to be in compliance with lender covenants.  Of our $133.6 million in notes payable at September 30, 2011, $71.6 million has matured, will mature in the next twelve months, or will subsequently go into default.  As of September 30, 2011, of our $133.6 million in notes payable, $121.2 million is secured by properties and $120.3 million is recourse to us.  We or our subsidiaries are currently in default on $67.6 million of our notes payable.  We continue to negotiate with the lenders to refinance or restructure the loans.  We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

As previously noted, Plaza Skillman was placed into receivership in October 2010 and we agreed to transfer ownership of the property pursuant to a foreclosure, to the associated lender on July 5, 2011.   The loan secured by this property was nonrecourse to us and had an outstanding principal balance of $9.4 million at July 5, 2011.  We received notice from the lender that the 5050 Quorum property would be placed into foreclosure on August 2, 2011.  The property was not placed into foreclosure on that date and we are continuing discussions with the lender to modify the loan agreement.  Additionally, we or our subsidiaries were also in default under the Mockingbird, Cassidy Ridge, Bretton Woods and Melissa Land Loan Agreements at September 30, 2011.  We remain in default and are currently in negotiations with the lenders to refinance or restructure the loan agreements.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination.  The Bank of America loan for Hotel Palomar and Residences and the Revolver Agreement contain cross default and cross-collateralization provisions.  The CULS loans for Hotel Palomar and Residences and Cassidy Ridge also contain cross default and cross collateralization provisions.  The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity.  Further, our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum net worth and liquidity.  Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property.  In addition, with the exception of the Mockingbird Commons Partnership Loans, the BHH Loan and the BHH Cassidy Ridge Loan, all loans are recourse to us.

The effects of the recent economic downturn have caused us to reconsider our strategy for certain of our properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where we believe the value of a property is not likely to recover in the near future, we believe there are more effective uses for our capital, and as a result, we may cease making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements.  We are in active negotiations with certain lenders to refinance or restructure debt in a manner that we believe is the best outcome for us and our unitholders and expect that some loans may be resolved through a discounted purchase or payoff of the debt and, in certain situations, other loans will be resolved by negotiating agreements conveying the properties to the lender.

The conditions and events described above raise substantial doubt about our ability to continue as a going concern through the next twelve months. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Further details regarding the status of the remaining properties in our portfolio and the associated debt, as of September 30, 2011 are provided below.

5050 Quorum – The $10 million loan on this asset matured on January 23, 2011.  We have been in continuing negotiations with Sterling Bank since January to restructure the loan or pursue other alternatives with respect to this property.  The lender notified us that the property would be foreclosed upon on August 2, 2011, but the property was not placed into foreclosure on that date and we are continuing to negotiate with Comerica Bank, who recently purchased Sterling Bank, to modify the loan agreement.  In addition, we continue to receive interest from potential tenants for the building.

1221 Coit Road – Recent activity at this project has been very positive.  This building is fully leased through 2022 to Internap Network Services Corp. (“Internap”), a public company and a leader in the data center services industry.  The lease began in October 2011.  This property was a call center that, in connection with the lease with Internap, we are converting to a data center, which we believe would significantly increase the value of the property. The loan with Meridian Bank Texas was set to mature on December 4, 2011.  Our direct and indirect subsidiary, 1221 Coit LP, entered into a new loan agreement on November 1, 2011 with Hampshire Lending LLC, whereby we may borrow up to $12 million.  The interest rate under the loan is 10% and requires monthly payments of interest only with all principal and accrued but unpaid interest due on November 1, 2013, the maturity date.  Proceeds from the loan are being used to pay-off the previous loan with Meridian Bank Texas and fund tenant improvements for the property.  The loan, which is secured by the property, is nonrecourse to us but we have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts in favor of the lender.  The tenant has the option through June 2012 to purchase this building at a price that is in excess of our current carrying value.  If this tenant does not exercise its purchase option, we will begin marketing this building for sale.

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

Hotel Palomar Residences – The $23.6 million loan from Credit Union Liquidity Services matured on October 1, 2011.  We did not make a mandatory $3 million pay down of the loan in January 2011, which constituted a default under the loan.  Since then we have been and continue to be in negotiations to extend or modify the loan. The parent of Credit Union Liquidity Services was placed into conservatorship by the National Credit Union Administration in April 2011 while we were in the thick of our negotiations regarding this loan. We remain current on the interest payments on this loan, and we continue working to restructure and extend this loan.  As previously disclosed, we converted the unsold condominium units to a rental program in the first quarter of 2009.  These units were 100% leased until May of this year when we restarted our sales program.  We have sold four units in the project through September 30, 2011, our first sales in the condo tower since May 2007, and a hopeful indicator of the beginnings of a recovery in condominium sales.

Cassidy Ridge – The $27.2 million loan in respect of this condominium project from Credit Union Liquidity Services matured on October 1, 2011.  In addition, we have assigned a second lien position on this property to the lender in the amount of $12.6 million as additional security on the Hotel Palomar Residences discussed above.  The default on the Hotel Palomar Residences loan created a cross-default under the Cassidy Ridge loan agreement and we continue to be in default.  As a result, the lender can demand immediate payment of the entire loan balance, although they have yet to do so.  We have ceased making debt service payments required under the loan agreement.

Bretton Woods – The $3.1 million loan on this asset from Preston State Bank matures on November 24, 2012.  We have sold three of the five speculative homes as of September 30, 2011 and are working with a prospective buyer on a fourth home sale.  We sold three lots during the nine months ended September 30, 2011 and are negotiating with prospective buyers on other lots. We have ceased making debt service payments required under the loan agreement.

Melissa Land – The $1.5 million loan on this asset from Preston State Bank matures on July 29, 2012.  We have ceased making debt service payments required under the loan agreement.  We are in initial stages of seeking prospective buyers for this potential single family housing development site.

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

On January 14, 2011 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2010 of $6.48 per unit.  As part of the valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation was reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.

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

Further, the estimated value per unit was been determined as of a specific date.  These estimated values will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets in response to the real estate and finance market fluctuations, such as the new market and economic challenges referred to in the risk factor included in Item 1A of our Form 10-Q for the quarter ended June 30, 2011.   There is no assurance as to the extent to which the current estimated valuation should be relied upon for any purpose after its effective date, regardless that it may be published on any statement issued by the us or otherwise.  As contemplated by our Partnership Agreement, the General Partners intend to update the estimated value per unit annually but do not intend to make any attempt to establish any estimated valuations of our units in the interim.

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

Impairment of Long-Lived Assets

For all of our real estate we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

Market Overview

At the beginning of the third quarter of 2011, the U.S. economy was weighed down with concerns over the U.S. debt ceiling and financial conditions in the European Union.  While these issues still remain unresolved and many economists are still split whether the U.S. is headed for a double-dip recession, key economic fundamentals and analysts are now  pointing to less of a risk of a 2008 level recession, and more towards a longer period of modest, uneven growth. During the third quarter, GDP growth was reported at 2.5%, with slight declines of unemployment benefits and slight increases in payrolls, retail sales, exports and manufacturing, which while far less than levels needed for a full recovery, were positive and not declining. Further, reports that the European Union was close to a solution to recapitalize European banks indicated more optimism that a severe world-wide recession would be averted. We share the view that the U.S. economy will face a protracted period of slow growth.

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

Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States increased 4.0% year-over-year to 66.5% in the third quarter of 2011.  The national overall ADR also rose 3.8% year-over-year to $102.96 in the third quarter of 2011.  This modest positive growth in the hospitality industry is expected to continue throughout the remainder of 2011.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Continuing Operations

We had  five wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2011 and we had six wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2010.  All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended September 30, 2011 and 2010.

Rental Revenue. Rental revenue for the three months ended September 30, 2011 and 2010 was $1.3 million and $2.3 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in rental revenue for the three month period ended September 30, 2011 is primarily the result of an early termination payment of $0.7 million received from a tenant during the three months ended September 30, 2010.  Management expects rental revenue to remain relatively flat unless we are able to lease-up our current properties.

Hotel Revenue. Hotel revenue for the three months ended September 30, 2011 and 2010 was $3.4 million and $3 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.   As the hospitality industry continues to recover, we anticipate hotel revenue to also increase.

Real Estate Inventory Sales. Real estate inventory sales for the three months ended September 30, 2011 and 2010 were $2 million and $0.9 million, respectively, and was primarily comprised of revenue generated by the sale of home inventory and developed land at Bretton Woods.  As mentioned previously, the U.S. housing market and related condominium sector continued to experience the effects of the nationwide downturn.  The housing market has experienced reduced demand, deterioration in the credit markets, rising foreclosure activity and generally weak conditions in the overall economy.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2011 and 2010 were $4.1 million and $3.7 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in operating expenses for the three months ended September 30, 2011 is primarily due to certain costs for Cassidy Ridge no longer being capitalized as a result of construction being complete and increased activity at Hotel Palomar.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the three months ended September 30, 2011 was $2.5 million.  We were contemplating an offer for the sale of 5050 Quorum at September 30, 2011, which was less than our carrying value and as a result, we recorded an impairment loss of $1.6 million.  We also recorded an impairment loss of $0.9 million during the three months ended September 30, 2011 as a result of projected selling prices related to the undeveloped land held in Melissa, Texas.  There was no asset impairment loss for the three months ended September 30, 2010.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the three months ended September 30, 2011 was $21.5 million and was related to the Cassidy Ridge condominium development.  There was no inventory valuation adjustment for the three months ended September 30, 2010.  The U.S. housing market continued to experience its nationwide downturn that began in 2006.  The housing market has and continues to experience an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2011 and 2010 was $2.1 million and $1.1 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The increase in interest expense during the three months ended September 30, 2011 is primarily due to interest costs for Cassidy Ridge no longer being capitalized as a result of the construction being completed and the accrual of default interest on certain loans during the period.  We capitalized interest costs of $0.6 million for Cassidy Ridge during the three months ended September 30, 2010.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2011 and 2010 were $0.5 million and $0.4 million, respectively, and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees the three months ended September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  Asset management fees of approximately $11,000 and $15,000 were waived by Behringer Advisors II for the three months ended September 30, 2011 and 2010, respectively. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the three months ended September 30, 2011 and 2010 were $0.2 million.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.1 million for each of the three months ended September 30, 2011 and 2010.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $1.2 million and $1.5 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for each of the three months ended September 30, 2011 and 2010 was $0.5 million and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Income (loss) from Discontinued Operations. Income from discontinued operations for the three months ended September 30, 2011 was $3.2 million.  Loss from discontinued operations for the three months ended September 30, 2010 was $0.3 million.  Discontinued operations for the respective periods represent the activity for Landmark I and II which were sold on June 30, 2011 and Plaza Skillman which was placed into foreclosure on July 5, 2011.  Results for the three months ended September 30, 2011 include a gain on troubled debt restructuring of $3.1 million.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2011 and 2010 was $4.4 million and $5.3 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.  The decrease in rental revenue for the nine month period ended September 30, 2011 is primarily the result of an early termination payment of $0.7 million received from a tenant during the nine months ended September 30, 2010 and an increase in overall vacancy.  Management expects rental revenue to remain relatively flat unless we are able to lease-up our current properties.

Hotel Revenue. Hotel revenue for the nine months ended September 30, 2011 and 2010 was $10.8 million and $9.4 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar.  The increase in hotel revenue is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011.  Excluding the effects of additional one-time events in the future, we anticipate hotel revenue to increase as the hospitality industry continues to recover.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2011 and 2010 were $11.7 million and $11 million, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in operating expenses for the nine months ended September 30, 2011 is primarily due to additional costs incurred by Hotel Palomar as a result of hosting events for the Super Bowl held in the Dallas-Fort Worth area and certain costs for Cassidy Ridge no longer being capitalized as a result of construction being complete.  We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the nine months ended September 30, 2011 was $12.7 million and was comprised of the asset impairments, as previously disclosed in note 3 to the condensed consolidated financial statements,  recorded for 250/290 John Carpenter Freeway, 5050 Quorum and the undeveloped land in Melissa, Texas.  There was no asset impairment loss for the nine months ended September 30, 2010.  Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the nine months ended September 30, 2011 was $21.5 million and was related to the Cassidy Ridge condominium development.  The inventory valuation adjustment of $1.7 million for the nine months ended September 30, 2010 was related to the constructed luxury homes and developed land lots at Bretton Woods.  The U.S. housing market continued to experience its nationwide downturn that began in 2006.  The housing market has and continues to experience an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2011 and 2010 was $5.6 million and $3.3 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties.  The increase in interest expense during the nine months ended September 30, 2011 is primarily due to interest costs for Cassidy Ridge no longer being capitalized as a result of construction being complete and the accrual of default interest on certain loans during the period.  We capitalized Cassidy Ridge interest costs of $0.7 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for each of the nine months ended September 30, 2011 and 2010 were $1.5 million and were comprised of real estate taxes from each of our properties.  We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2011 and 2010 were $1.1 million and $1 million, respectively, and were comprised of property and asset management fees from our consolidated properties.  The increase for the nine months ended September 30, 2011 is primarily the result of fees no longer being capitalized for Cassidy Ridge as a result of the construction being completed.  Asset management fees of approximately $40,000 and $50,000 were waived by Behringer Advisors II for the nine months ended September 30, 2011 and 2010, respectively. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the nine months ended September 30, 2011 and 2010 were $0.7 million, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  Our advisor waived reimbursement of general and administrative expenses of $0.3 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.  We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $3.7 million and $4.2 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the nine months ended September 30, 2011 and 2010 was $1.3 million and $1.5 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Discontinued Operations

Loss from Discontinued Operations. Loss from discontinued operations for the nine months ended September 30, 2011 and 2010 was $1.4 million and $3.9 million, respectively.  Losses from discontinued operations, for the respective periods, represent the activity for Landmark I and II which were sold on June 30, 2011 and Plaza Skillman which was placed into foreclosure on July 5, 2011.  Results for the nine months ended September 30, 2011 and 2010 include an asset impairment loss of $8.6 million and $2.8 million, respectively, and a gain on troubled debt restructuring of $8 million during the nine months ended September 30, 2011.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2011 was $3.8 million and was comprised of the net loss of approximately $44.6 million, adjusted for non-cash impairment charges and inventory valuation adjustments totaling $42.8 million, gain on troubled debt restructuring associated with the sale of Landmark I and II and the foreclosure of Plaza Skillman of $8.0 million and depreciation and amortization of $4.6 million, offset by changes in operating assets and liabilities of $1.5 million.  Cash used in operating activities for the nine months ended September 30, 2010 was $13.6 million and was comprised primarily of the net loss of $12.6 million, adjusted for depreciation and amortization of $5.5 million, the asset impairment loss of $2.8 million and inventory valuation adjustments of $1.7 million, and an increase in real estate inventory of $11 million.

Cash provided by investing activities for the nine months ended September 30, 2011 was $17.5 million and was primarily comprised of proceeds from the sale of Landmark I & II of $16.2 million and the change in restricted cash related to our properties of $1 million.  Cash used in investing activities for the nine months ended September 30, 2010 was $2 million and was comprised of an increase in restricted cash related to our properties of $1.5 million and capital expenditures for real estate of $0.5 million.

Cash used in financing activities for the nine months ended September 30, 2011 was $13.8 million and consisted primarily of payments on notes payable, net of proceeds, of $17.1 million, offset by contributions from our general partner, Behringer Advisors II, of $3.4 million.  Cash provided by financing activities for the nine months ended September 30, 2010 was $15.8 million and consisted primarily of proceeds from notes payable, net of payments, of $10 million and contributions from our general partner, Behringer Advisors II, of $5.9 million.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees and the cost of real estate inventory sales.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided.  Our calculations of NOI for the three and nine months ended September 30, 2011 and 2010 are presented below (in thousands).

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Total revenues	$6,668	$6,179	$17,595	$16,381

Operating expenses
Property operating expenses	4,058	3,735	11,708	10,995
Real estate taxes, net	520	353	1,478	1,467
Property and asset management fees	387	343	1,140	1,020
Cost of real estate inventory sales	1,984	875	2,310	1,718
Less: Asset management fees	(219)	(160)	(599)	(479)
Total operating expenses	6,730	5,146	16,037	14,721

Net operating income	$(62)	$1,033	$1,558	$1,660

Reconciliation to Net loss
Net operating income	$(62)	$1,033	$1,558	$1,660

Less: Depreciation and amortization	(1,172)	(1,538)	(3,739)	(4,207)
General and administrative expenses	(226)	(207)	(690)	(689)
Interest expense, net	(2,104)	(1,115)	(5,586)	(3,251)
Asset management fees	(219)	(160)	(599)	(479)
Asset impairment loss	(2,490)	-	(12,703)	-
Inventory valuation adjustment	(21,475)	-	(21,475)	(1,667)
Provision for income taxes	(50)	(56)	(119)	(137)
Add: Interest income	29	37	135	105
Loss on derivative instruments, net	-	(1)	-	(39)
Loss on sale of assets	(13)	-	(13)	-
Income (loss) from discontinued operations	3,214	(282)	(1,400)	(3,912)

Net loss	$(24,568)	$(2,289)	$(44,631)	$(12,616)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2011 and 2010 are presented below (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss	$(24,568)	$(2,289)	$(44,631)	$(12,616)
Net loss attributable to noncontrolling interest	546	507	1,324	1,506

Adjustments
Real estate depreciation and amortization (1)	292	1,682	3,055	4,635
Asset impairment loss	2,490	-	21,278	2,774
Inventory valuation adjustment	21,475	-	21,475	1,667
Loss on sale of assets (1)	9	-	9	-
Gain on troubled debt restructuring	(3,089)	-	(8,002)	-
Debt service, net of amounts capitalized (1)	(1,864)	(1,738)	(4,897)	(3,711)
Capital improvements (1)	(97)	(249)	(342)	(499)

Net cash from operations	$(4,806)	$(2,087)	$(10,731)	$(6,244)

(1)	Represents our ownership portion of the properties that we consolidate.

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $133.6 million in notes payable at September 30, 2011, approximately $74.5 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.7 million.

At September 30, 2011, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of September 30, 2011 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As previously disclosed in this Quarterly Report on Form 10-Q, as of September 30, 2011, we remain in default under the Quorum Loan Agreement, Mockingbird Loan Agreement and Cassidy Ridge Loan Agreement.  Additionally, subsequent to September 30, 2011, we ceased making monthly debt service payments required under the Bretton Woods and Melissa Land loans, thus creating a default under these loan agreements.  We remain in default under these loan agreements and are currently in negotiations with the lenders to refinance or restructure the loans.  There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders.  In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.  See note 8, “Notes Payable” for additional information regarding events of default.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 14, 2011		By:	/s/ Gary S. Bresky
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

10.1	Reinstatement of Sixth Amendment to Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Forest City Commercial Development, Inc.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1**	Section 1350 Certifications

101**
The following financial statements from Behringer Harvard Short-Term Opportunity Fund I LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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