Form 10-K
period 2011-12-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2012-03-29
CIK 1179351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $70,008,877, assuming a market value of $6.48 per unit of limited partnership interest.

As of March 19, 2012, the registrant had 10,803,839 units of limited partnership interest outstanding.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY FUND I LP

FORM 10-K
Year Ended December 31, 2011

i

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

ii

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

iii

PART I

Item 1. Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (each a “General Partner” and collectively the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering. As of December 31, 2011, we had 10,803,839 limited partnership units outstanding. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties (one of which has been converted to a data center), one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. As of December 31, 2011, four of the twelve properties we acquired remain in our portfolio. As of December 31, 2011, we wholly owned two properties, and we owned interests in two properties through separate limited partnerships or joint venture arrangements. We are not currently seeking to purchase additional properties for our portfolio.

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

Our cash and cash equivalents were $3.3 million at December 31, 2011. Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity and our ability to resolve our current debt maturities. Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus not intended to continue as a long-term going concern. During the year ended December 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $4.1 million, of which $3.7 million is classified as a capital contribution from our General Partners on our consolidated statement of equity (deficit). During the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses, asset management fees and reimbursement of operating expenses totaling $7.5 million, of which $7.0 million is classified as capital contributions from our General Partners on our consolidated statement of equity (deficit). In addition, Behringer Harvard Holdings, LLC (“Behringer Holdings” or our “Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which was also accounted for as a capital contribution by our General Partners

We signed a long-term full building lease that began October 1, 2011 at 1221 Coit Road which totals approximately 20% of the rentable square feet in our office and data center properties and we continue to negotiate with prospective tenants regarding unleased space at 250/290 John Carpenter. Our current business plan calls for us to fund our liquidity requirements from proceeds from the disposition of properties and borrowings, however, as a result of current economic conditions, our ability to do so is subject to certain factors beyond our control. In addition, we may also seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We continue to prepare and assess properties for potential sale. In order to provide additional liquidity for the execution of our current business plan, we disposed of a number of our investments in 2011 and have identified additional investments for disposition in 2012. On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million which is included in discontinued operations. On June 30, 2011, we sold Landmark I and Landmark II (collectively, “Landmark I and II”). Proceeds from the sale of Landmark I and II of $16.2 million were used to fully satisfy the existing indebtedness associated with the property of $21 million, resulting in a gain on troubled debt restructuring of $4.9 million which is included in discontinued operations on our consolidated statements of operations for the year ended December 31, 2011. The sale contract for each of 5050 Quorum and Landmark I and II provide that we retain a promoted interest in distributable cash related to the buildings, meaning that we would share in the profits and cash flows of these properties once a certain threshold has been met. Additionally, on December 16, 2011 we sold Bretton Woods, which was comprised of constructed luxury homes and developed land lots, to an unaffiliated third party for a sales price of $2.3 million and all of the proceeds were used to fully satisfy the existing indebtedness associated with the property. In addition, we are currently negotiating a new contract for the sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet In some instances, to preserve cash, it may be in the best interests of unit holders to allow lenders to take possession of certain properties when they are no longer economically viable, such as Plaza Skillman, which was placed into receivership in October 2010 and transferred to the associated lender pursuant to a foreclosure in July 2011, and Melissa Land, on which the lender foreclosed in December 2011. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less than advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Of our $123.7 million in notes payable at December 31, 2011, $52.6 million has matured and is subsequently in default and an additional $50.9 million is scheduled to mature in the next twelve months. As of December 31, 2011, of our $123.7 million in notes payable, $111.3 million was secured by properties and $101.3 million was recourse to us. We continue to negotiate with the lenders to refinance or restructure the loans. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our debt.

The preparation of financial statements of a going concern generally contemplates realization of assets and settlement of liabilities in the normal course of business. The conditions and events described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern. Our current plans are to use proceeds from the disposition of properties and additional borrowings to make payments on our outstanding debt until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off, pay for on-going capital needs, fund operations and, if available, make special distributions to our unitholders. For property-related loans that have matured, we are negotiating discounted loan payoffs or the transfer of the relevant property to the lender.

As is usual for opportunity style real estate programs, we are structured as a finite life vehicle with the intent to full cycle by selling off our assets. Although we have extended beyond our original target life, as previously reported, we have entered into our disposition phase and we are in the process of selling our assets and winding up operations over approximately the next two years, with the goal of returning capital to our investors. As is typical in the commercial real estate industry, the original purchases of the portfolio properties were financed using leverage. Thus, as these dispositions are made, the associated debt on the properties must first be repaid before any remaining proceeds are returned to investors. Presently, given the continued challenges in the real estate markets, we do not expect that investors will fully recover their original $10 per unit investment. Since inception, we have paid $2.12 per unit in total distributions, including both recurring monthly and special distributions.

Market Outlook

During 2011, the U.S. economy faced one of its most volatile periods as the economy was interrupted by domestic and international economic events. The year began with a view toward global and domestic recoveries, particularly in the U.S. in advance of quantitative easing from the U.S. Federal Reserve. This optimism was soon overcome as the Japanese earthquake disrupted world-wide industrial supply chains, the political unrest in the Middle East led to higher energy and commodity prices and finally the European debt crisis appeared to threaten international debt markets in a Lehman-like collapse. Growth in the economy was further shaken during the prolonged U.S. debt ceiling debate and the downgrade of the U.S. government’s credit rating in late summer. However, global and domestic markets were surprisingly resilient and by the fourth quarter a number of signs pointed once again to a modest recovery in the U.S. economy. Leading the improvements were fourth quarter results for GDP, job creation, unemployment claims, consumer spending and manufacturing indicators. While these improvements are still modest and the European debt crisis still remains not fully resolved, the end result is the economy appears to be similarly positioned for slow to moderate growth at the end of 2011 as it was at the beginning of the year.

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

Three of our four remaining real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area. We have a data center that is 100% leased under a long-term lease and we continue to work towards leasing our 250/290 John Carpenter building which was 18% leased at December 31, 2011. We did not experience any significant tenant defaults resulting in the loss of material rental income during the year ended December 31, 2011. Additionally, as it relates to the hotel within our portfolio, Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 53.5% in the fourth quarter of 2010 to 60.1% in the fourth quarter of 2011. The national overall Average Daily Rate (“ADR”) also rose from $98.25 in the fourth quarter of 2010 to $101.64 in the fourth quarter of 2011. The hotel industry is expected to see continued modest growth in 2012.

Unit Valuation

Our Partnership Agreement requires that our General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation. As of December 31, 2010, our General Partners estimated a value of $6.48 per limited partnership unit.

On December 29, 2011 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit of $0.40 per unit. As part of the valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc. (“Stanger”), that the estimated valuation was reasonable and was prepared in accordance with appropriate methods for valuing real estate. Stanger, founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.

Stanger’s opinion was expressed from a financial point of view and was subject to various limitations. Stanger relied on information provided by the General Partner without independent verification and did not perform appraisals, did not inspect the properties or review engineering or structural studies, environmental studies, and did not make independent local market inquiries. Stanger relied on information from the General Partner regarding lease terms and the physical condition and capital expenditure requirements of each property. Please see Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional information regarding our most recent estimated unit valuation.

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

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any single property or other investment. According to our Partnership Agreement, the total amount of indebtedness that may be incurred by us cannot exceed at any time the sum of (1) 85% of the aggregate purchase price of all of our properties that have not been refinanced, plus (2) 85% of the aggregate fair value of all of our refinanced properties as determined by the lender on the date of refinancing. We expect, but cannot assure that, at any time, the total amount of indebtedness incurred will not exceed 75% of our aggregate asset value.

We will refinance our properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage or when an existing mortgage matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements and an increase in property ownership if refinancing proceeds are reinvested in real estate.

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

Significant Tenants

As of December 31, 2011, two tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2 million or 43% of our aggregate rental revenue for the year ended December 31, 2011 under a lease that expires August 2018. Internap Network Services Corp (a leader in the data center service industry), accounted for approximately $0.5 million or 11% of our rental revenues for the year ended December 31, 2011 under a lease that expires in June 2022.

Leasing

Our portfolio of office and data center properties was approximately 35% percent leased at December 31, 2011. We are continuing marketing efforts to re-lease all of our vacant spaces quickly and at terms that are favorable to us. We signed a long-term full building lease that began October 1, 2011 at 1221 Coit Road which represents approximately 19% of the current rentable square feet in our office and data center properties.

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

Robert M. Behringer and Robert S. Aisner have dominant roles in determining what is in our best interests, and therefore we will not have the benefit of independent consideration of issues affecting our Partnership operations.

Mr. Behringer is one of our general partners. Our other general partner is Behringer Advisors II. Behringer Advisors II is managed by its general partner, HPT, for which Mr. Behringer serves as Chairman and sole manager and Mr. Aisner serves as Vice Chairman. Therefore, Mr. Behringer and Mr. Aisner have dominant roles in determining what is in the best interests of us and our limited partners. Since no persons other than Mr. Behringer and Mr. Aisner have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our Partnership operations. Therefore, Mr. Behringer and Mr. Aisner alone will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our Partnership affairs.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II and HPT, who would be difficult to replace. Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us. If any of HPT’s key personnel were to cease employment, our operating results could suffer. We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure limited partners that HPT will be successful in attracting and retaining such skilled personnel. Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete. We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

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

The financial and real estate markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies. Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or satisfy rental payments under existing leases. Specifically, the current conditions have had, or similar conditions existing in the future may continue to have, the following consequences:

•	the financial condition of our tenants, which may include financial, legal and other professional firms, may be adversely affected, which results in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;
•	significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which could result in decreased revenues and which could diminish the value of our properties, which depends in part upon the cash flow generated by our properties;
•	credit spreads for major sources of capital may continue to widen as interest rates could increase due to inflationary expectations, resulting in an increased cost for debt financing;
•	a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;
•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;
•	the value of some of our properties has likely decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•	one or more counterparties to our derivative financial instruments, if any, could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

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

At December 31, 2011, we had notes payable of approximately $123.7 million in principal amount, of which $111.3 million was secured by properties and $101.3 million was guaranteed by us. As a result of this indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other purposes.

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

We have debt that we may not be able to refinance or repay. As of December 31, 2011, approximately $103.5 million of principal payments, which includes scheduled debt maturities and monthly principal payments, has matured or is scheduled to mature in the next twelve months. We will face significant challenges refinancing our current debt on acceptable terms if at all due to (1) reduced values of our investments, (2) limited cash flow from operations, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value standards. Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest, which limits the cash flow available for other business expenses or opportunities.

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

Recently, the U.S. credit markets and the sub-prime residential mortgage market experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to refinance current debt, including any financing provided by our Sponsor, could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

The distributions we have paid are not necessarily indicative of our current or future operating results and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level.

There are many factors that can affect the availability and timing of distributions to limited partners. Distributions will be based principally on cash available from our properties, real estate securities and other investments. We expect to distribute net cash from operations and net proceeds from the sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations. The amount of cash available for distributions will be affected by many factors, such as our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We declared monthly distributions at an annualized rate of 3% through the second quarter of 2009. In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter. Distributions have not resumed through December 31, 2011, and we do not anticipate that payment of regular distributions will resume. Such distributions, or lack thereof, are not necessarily indicative of current or future operating results, and we can give no assurance that we will be able to resume regular distributions at the prior rate or that distributions will increase over time. Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, or that mortgage loans or our investments in securities will increase our cash available for distributions to limited partners. Our actual results may differ significantly from the assumptions used by our General Partners in establishing distributions to limited partners.

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

Our General Partners and their affiliates will perform services for us in connection with the management and leasing of our properties and the administration of our other investments. They will be paid fees for these services, which will reduce the amount of cash available for distribution to limited partners.

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

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the lessee on its balance sheet.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards if adopted in its current form, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft, if adopted in its current form, would impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, shorter lease terms, a shift in the market away from leasing or making it more difficult for us to retain or obtain tenants, each of which may negatively impact our operations and ability to pay distributions.

After issuing the Exposure Draft, the Boards deliberated and made significant revisions to certain proposals in their Exposure Draft. The Boards plan to continue deliberations. The Boards have decided to reconsider their proposed lease accounting standard and plan to publish a revised Exposure Draft during the first half of 2012. A final lease accounting standard likely will not be issued before the second half of 2012.

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

Affiliates of our General Partners have sponsored, or are currently sponsoring, registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (“Behringer Harvard Mid-Term Value Enhancement Fund”). Mr. Behringer’s affiliate, Behringer Harvard Advisors I LP (an entity that is under common control with our general partner, Behringer Advisors II), acts as managing trustee of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund), and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Multifamily REIT and Behringer Harvard Multifamily REIT II, Inc. Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others. Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2011, we owned interests in a data center, an office building, a hotel redevelopment with an adjoining condominium development and a condominium project. In the aggregate, the data center and office property represent approximately 665,000 rentable square feet. The following table presents certain additional information about our properties as of December 31, 2011:

Property Name	Location	Date Acquired	Approx. Rentable Square Footage	Description	Approximate % Leased	Ownership Interest
1221 Coit Road	Dallas, Texas	10/04/04	125,030	two-story data center	100%	90%
Hotel Palomar and Residences	Dallas, Texas	11/08/04	475,000	redevelopment property	n/a	70%
250/290 John Carpenter Freeway(1)	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%
Cassidy Ridge	Telluride, Colorado	05/15/06	condominiums	development property	n/a	100%

(1)	We currently have entered into a contract to sell the property.

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;
•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;
•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Dispositions

On June 30, 2011, we sold Landmark I & II to an unaffiliated party for a contract sales price of $16.2 million. The sales contract provides for a retained back-end promoted interest in distributable cash related to the buildings, meaning that we would share in the profits and cash flows of these properties once a certain threshold is met. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in discontinued operations in our consolidated statement of operations. Prior to the transaction, the loan had an outstanding balance of approximately $21 million and a scheduled maturity date of July 2011.

On July 5, 2011, pursuant to a foreclosure, we transferred ownership of Plaza Skillman to the associated lender. As a result, we recognized a gain on troubled debt restructuring of approximately $3.1 million, which is included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2011. Prior to the transaction, the loan had an outstanding balance of approximately $9.4 million and matured on April 11, 2011.

On December 6, 2011 we agreed to transfer ownership of Melissa Land, pursuant to a plan of foreclosure, to the associated lender as full satisfaction of the existing indebtedness. The outstanding principal balance under the loan agreement at the time of foreclosure was $1.5 million.

On December 16, 2011 we sold 5050 Quorum and Bretton Woods to unaffiliated third parties for contract sales prices of $6.8 million and $2.3 million, respectively. Proceeds from the sales were used to fully satisfy the existing indebtedness associated with the properties. The sale contract for 5050 Quorum provides that we retain a promoted interest in distributable cash related to the building, meaning that we would share in the profit and cash flow once a certain threshold is met. We recognized a gain on troubled debt restructuring of $4.8 million related the sale of 5050 Quorum which is included in discontinued operations in our consolidated statement of operations. Prior to the transaction the loan associated with 5050 Quorum had an outstanding balance of $10 million and matured on January 23, 2011.

Item 3. Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

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

On December 29, 2011 Behringer Advisors II, our co-general partner, adopted a new estimated value per limited partnership unit of $0.40 per unit. As part of the valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of Stanger, an independent third party, that the estimated valuation was reasonable and was prepared in accordance with appropriate methods for valuing real estate. Stanger, founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.

Stanger’s opinion was expressed from a financial point of view and was subject to various limitations. Stanger relied on information provided by the General Partner without independent verification and did not perform appraisals, did not inspect the properties or review engineering or structural studies, environmental studies, and did not make independent local market inquiries. Stanger relied on information from the General Partner regarding lease terms and the physical condition and capital expenditure requirements of each property.

Process and Methodology

Our objective in determining an estimated value per unit is to arrive at a value that is reasonable using what the General Partner deems to be appropriate valuation methodologies and assumptions under then current circumstances in accordance with the valuation methodology required by our limited partnership agreement. In arriving at the estimated value per limited partnership unit, the General Partner utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by us. The following is a summary of the valuation methodologies used by the General Partner.

Investments in Real Estate:  As an opportunity style fund with varying asset types, the General Partner estimated the value of our investments in real estate by using a variety of methods for purposes of calculating the estimated value per unit. In calculating values for all of our real estate assets, the General Partner assumed that such assets were sold as of January 1, 2012. The new estimated per-unit value reflects the current challenging economic climate that continues to impact the real estate and capital markets, and opportunistic investing in particular. An opportunity-style fund like ours generally acquires assets with the intention of spending capital to enhance and reposition or develop these assets for appreciation. However, the difficult economic and capital market conditions of recent years have severely impacted valuations in a broad range of real estate classes, including those in which we are invested. The markets for commercial real estate fluctuate, and values are expected to continually change in the future

For each improved operating property within our portfolio, the General Partner estimated the value of our investments using a discounted cash flow analysis, a broker’s opinion of value or, for those properties under contracts or letters of intent for sale, the contracted sales price. In estimating the value of development assets, the General Partner reviewed estimated periods to sell such assets or residential units in those developments, reviewed comparable sales in the markets in which the properties are located, and then used an applicable discount rate. In estimating the value of raw land, the General Partner reviewed sales information from comparable projects in the respective submarkets.

The General Partner calculated the estimated value of our investments in real estate using internally prepared cash flow estimates, employing a range of terminal capitalization rates and discount rates within historical average ranges the General Partner believes would be used by similar investors to value the properties we own. The cash flow estimates, capitalization rates and discount rates were developed for each property by the General Partner’s asset management team based on their industry knowledge and expertise in managing commercial real estate.

Other Assets and Liabilities:  The carrying value of a majority of our other assets and liabilities are considered to be equal to fair value due to their short maturities. Our valuation also includes the carrying value of our current assets and liabilities on a consolidated basis.

The estimated value per unit of our limited partnership units does not reflect a liquidity discount for the fact that our units are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for our corporate level overhead and other costs that may be incurred, including any costs of any sale of our assets. Others using different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant. The markets for real estate can fluctuate and values are expected to change in the future.

Allocation of Estimated Value

The estimated value per limited partnership unit was allocated amongst our asset types as follows:

Real estate assets	$11.49	(1)
Debt	$(11.28)
Other	$0.19
Estimated net asset value per unit	$0.40

(1)	The following are the key assumptions (shown on a weighted average basis) that were used in the discounted cash flow models to estimate the value of our real estate assets:

Exit capitalization rate	8.59%
Discount rate	10.64%
Annual market rent growth rate	3.00%
Annual holding period	6.9 years

While we believe that our assumptions are reasonable, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase of 25 basis points in the weighted average terminal capitalization rate for properties valued using a discounted cash flow analysis would yield a decrease in the value of our real estate assets of 2.2%, while a decrease in the weighted average terminal capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 2.4%.

Limitations of Estimated Value Per Unit

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties with different assumptions and estimates could derive a different estimated value per unit. The estimated per share limited partnership unit determined by the General Partner neither represents the fair value according to generally accepted accounting principles in the United States (“GAAP”) of our assets less liabilities, nor does it represent the amount our units would trade at on a national securities exchange or the amount a unit holder would obtain if he tried to sell his units or if we liquidated our assets. Accordingly, with respect to the estimated value per unit, the Fund can give no assurance that:

•	a unit holder would be able to resell his or her units at this estimated value;
•	a unit holder would ultimately realize distributions per unit equal to our estimated value per unit upon liquidation of our assets and settlement of its liabilities or a sale of us;
•	our units would trade at the estimated value per unit on a national securities exchange; or
•	the methodology used to estimate our value per unit would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

Further, the estimated value per unit has been determined as of a particular point in time. The value of our units will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. As contemplated by our limited partnership agreement, the General Partner intends to update its estimated value per unit annually but does not intend to make any attempt to establish any estimated valuations of our units in the interim. There is no assurance as to the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

As we continue our disposition phase and assets are sold, the number of assets available to create cash flow declines. As a result, our General Partners continue to preserve capital, sustain and enhance property values, reduce operating expenses where possible, and accelerate the pace of the dispositions of our remaining properties.

In the meantime, we are diligently working to renew current leases or secure new leases with quality tenants to increase net operating income and the ultimate value of our remaining assets and to execute on other value creation strategies.

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

Holders

As of March 19, 2012, we had 10,803,839 limited partnership units outstanding that were held by a total of approximately 4,200 limited partners.

Distributions

The timing and amount of any distributions to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter. Distributions have not resumed through December 31, 2011, and we do not anticipate that payment of regular distributions will resume. Our General Partners, in their discretion, may defer fees payable by us to them and make supplemental payments to us or to our limited partners, or otherwise support our operations. Accordingly, all or some of our distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by our investors.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

We had ownership in four properties as of December 31, 2011. We had ownership interests in ten properties as of December 31, 2010, 2009 and 2008, and we had ownership interests in eleven properties as of December 31, 2007. During the year ended December 31, 2011 we sold three office properties and a single family home development and returned a shopping/service center and undeveloped land back to the respective lenders. We sold one office property in 2008. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected data below as of and for each of the five years in the period ended December 31, 2011 has been derived from our financial statements (in thousands, except per unit amounts).

	2011	2010	2009	2008	2007
Total assets	$116,026	$203,308	$203,009	$199,918	$225,281
Notes payable	$123,742	$165,123	$156,024	$153,987	$145,637
Other liabilities	13,064	12,337	12,589	10,740	10,264
Partners' capital	(14,472)	29,961	36,513	34,874	66,971
Noncontrolling interest	(6,308)	(4,113)	(2,117)	317	2,409
Total liabilities and equity	$116,026	$203,308	$203,009	$199,918	$225,281

	2011	2010	2009	2008	2007
Total revenues	$24,205	$18,386	$15,933	$19,785	$27,384
Loss from continuing operations	(50,077)	(13,959)	(13,172)	(29,705)	(14,985)
Loss from discontinued operations	(80)	(4,755)	(2,300)	(1,998)	(2,286)
Net loss	(50,157)	(18,714)	(15,472)	(31,703)	(17,271)
Net loss attributable to noncontrolling interest	2,016	2,100	2,434	1,159	3,811
Net loss attributable to the Partnership	$(48,141)	$(16,614)	$(13,038)	$(30,544)	$(13,460)
Basic and diluted net loss per limited partnership unit	$(4.45)	$(1.54)	$(1.21)	$2.83	$(1.25)
Distributions declared per limited partnership unit	$—	$—	$0.14	$0.28	$0.28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Liquidity and Capital Resources

Our cash and cash equivalents were $3.3 million at December 31, 2011. Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. In light of cash needs required to meet maturing debt obligations and our ongoing operating capital needs, our General Partners determined that it was necessary to discontinue payment of monthly distributions beginning with the 2009 third quarter. Distributions have not resumed through December 31, 2011, and we do not anticipate that payment of regular distributions will resume. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity and our ability to resolve our current debt maturities. Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus not intended to continue as a long-term going concern. During the year ended December 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $4.1 million, of which $3.7 million is classified as a capital contribution from our General Partners on our consolidated statement of equity (deficit). During the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses, asset management fees and reimbursement of operating expenses totaling $7.5 million, of which $7.0 million is classified as capital contributions from our General Partners on our consolidated statement of equity (deficit). In addition, our Sponsor forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which was also accounted for as a capital contribution by our General Partners

We signed a long-term full building lease that began October 1, 2011 at 1221 Coit Road which totals approximately 20% of the rentable square feet in our office and data center properties and we continue to negotiate with prospective tenants regarding unleased space at 250/290 John Carpenter. Our plan currently calls for us to fund our liquidity requirements from proceeds from the disposition of properties and borrowings, however, as a result of current economic conditions our ability to do so is subject to certain factors beyond our control. In addition, we may also seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We continue to prepare and assess properties for potential sale. In order to provide additional liquidity for the execution of our current business plan, we disposed of a number of our investments in 2011 and have identified additional investments for disposition in 2012. On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million which is included in discontinued operations. On June 30, 2011, we sold Landmark I and II. Proceeds from the sale of Landmark I and II of $16.2 million were used to fully satisfy the existing indebtedness associated with the property of $21 million, resulting in a gain on troubled debt restructuring of $4.9 million which is included in discontinued operations on our consolidated statements of operations for the year ended December 31, 2011. The sale contract for each of 5050 Quorum and Landmark I and II provides that we retain a promoted interest in distributable cash related to the buildings after the respective buyer has achieved a specified return. Additionally, on December 16, 2011 we sold Bretton Woods, which was comprised of constructed luxury homes and developed land lots, to an unaffiliated third party for a sales price of $2.3 million and all of the proceeds were used to fully satisfy the existing indebtedness associated with the property. In addition, we are currently negotiating a new contract for the sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet. In some instances, to preserve cash, it may be in the best interests of unit holders to allow lenders to take possession of certain properties when they are no longer economically viable, such as Plaza Skillman, which was placed into receivership in October 2010 and transferred to the associated lender pursuant to a foreclosure in July 2011, and Melissa Land, on which the lender foreclosed in December 2011. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Of our $123.7 million in notes payable at December 31, 2011, $52.6 million has matured and is subsequently in default and an additional $50.9 million is scheduled to mature in the next twelve months. As of December 31, 2011, of our $123.7 million in notes payable, $111.3 million was secured by properties and $101.3 million was recourse to us. We continue to negotiate with the lenders to refinance or restructure the loans. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender. Distributions paid in the year ended December 31, 2009 were approximately $1.8 million. For the year ended December 31, 2009 we had negative cash flow from operating activities of approximately $17.2 million. Accordingly, cash amounts distributed to our limited partners for the year ended December 31, 2009 exceeded cash flow from operating activities, which were funded from our borrowings.

The preparation of financial statements of a going concern generally contemplates realization of assets and settlement of liabilities in the normal course of business. The conditions and events described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern. Our current plans are to use proceeds from the disposition of properties and additional borrowings to make payments on our outstanding debt until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off, pay for on-going capital needs, fund operations and, if available, make special distributions to our unitholders. For property-related loans that have matured, we are negotiating discounted loan payoffs or the transfer of the relevant property to the lender.

Our 30% noncontrolling partner previously entered into multiple loan agreements with Mockingbird Commons LLC (“Mockingbird Commons Partnership”), an entity in which we have a 70% ownership interest, totaling $1.3 million. These loan agreements were superseded and replaced by an Agreement Regarding Advances effective January 1, 2008, by which the loans were subordinated to the payment of any mortgage debt (“Mockingbird Commons Partnership Loans”). All of these loans matured prior to December 31, 2010 with interest rates ranging from 6% to 12%. The Mockingbird Commons Partnership was in default under the loan agreements as a result of nonpayment of the outstanding balances due and payable on the maturity dates. As a result, past due amounts under the loan agreements bear interest up to 18% per annum during the default period. We believe that we are in compliance with all other covenants under these loan agreements. The outstanding principal balance at December 31, 2010 and 2009 was $1.3 million.

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“CULS”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Palomar Residences Loan Agreement”) to construct luxury high-rise condominiums (“Palomar Residences”). The outstanding principal balance under the Palomar Residences Loan Agreement was $22.8 million at December 31, 2011 and $24.9 million at December 31, 2010. As previously reported, the borrower failed to make a mandatory $3 million principal payment on or before January 15, 2011, as required under the loan agreement. We received notice from the lender demanding payment of the $3 million mandatory principal payment by May 20, 2011. The payment was not made by that date and thus constituted an event of default under the loan agreement. The parent of CULS was placed into conservatorship by the credit union regulator, the National Credit Union Association, in April 2011 during negotiations to extend or modify the Palomar Residences Loan Agreement. The borrower did not pay the outstanding principal balance, together with all accrued, but unpaid interest due on the maturity date of October 1, 2011, as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Palomar Residences Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding loan balance of $22.8 million and all accrued but unpaid interest. We have been informed that the lender and regulators are considering marketing the note under the Palomar Residences Loan Agreement for sale. We continue to be in default of the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law.

We converted the unsold condominium units in the Palomar Residences to a rental program in the first quarter of 2009. These units were 100% leased until May 2011 when we restarted our sales program. We sold six units in the project in 2011, our first sales since 2007. All of the proceeds from the sales of condominiums in 2011 were used to pay down the outstanding balance under the Palomar Residences Loan Agreement.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to CULS, whereby the borrower was permitted to borrow a total principal amount of $27.7 million (“Cassidy Ridge Loan Agreement”) to construct 23 condominium units in Telluride, Colorado (“Cassidy Ridge”). We assigned a second lien position on Cassidy Ridge to the lender in the amount of $12.6 million as additional security to the Palomar Residences Loan Agreement. The default under the Palomar Residences Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement. The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011, which amount was not paid as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Cassidy Ridge Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding principal balance of $27.7 million and all accrued but unpaid interest. We continue to be in default under the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law.

Our direct and indirect subsidiary, 1221 Coit LP, entered into a new loan agreement on November 1, 2011 with Hampshire Lending LLC, whereby we may borrow up to $12 million (“1221 Coit Road Loan”). The interest rate under the loan is 10% and requires monthly payments of interest only with all principal and accrued but unpaid interest due on November 1, 2013, the maturity date. Proceeds from the loan are being used to pay-off the previous loan with Meridian Bank Texas and fund tenant improvements for the property. The loan, which is secured by the property, is nonrecourse to us but we have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts in favor of the lender.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings, pursuant to which we may borrow a maximum of $40 million (“BHH Loan”). On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million. The outstanding principal balance under the BHH Loan at December 31, 2011 and 2010 was $11.1 million. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While there have been signs of improvement in the overall economy, we do not expect conditions to improve significantly in the near future. As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2012. Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2012, potentially up to the borrowing limits thereunder. There is no guarantee that our Sponsor will provide additional liquidity to us.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”). Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. We continue to be in default under the loan agreement and all past due amounts may bear interest up to 12% per annum. The loan is subordinate to the Cassidy Ridge Loan Agreement. We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so. The outstanding principal balance under the loan was $0.9 million and $0.6 million at December 31, 2011 and 2010, respectively.

On December 6, 2011 we agreed to transfer ownership of Melissa Land, pursuant to a foreclosure, to the associated lender under the Melissa Land Loan as full satisfaction of the existing indebtedness. The outstanding balance under the loan agreement at the time of the foreclosure was $1.5 million.

As noted above, we or our subsidiaries were in default under the Palomar Residences Loan Agreement, Cassidy Ridge Loan Agreement and BHH Cassidy Ridge Loan at December 31, 2011. We remain in default under these loan agreements and are currently in negotiations with these lenders. There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders. As the lender under the Palomar Residences Loan Agreement and Cassidy Ridge Loan Agreement has demanded immediate payment of the entire loan balance, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination. The Bank of America loan for Hotel Palomar and the Revolver Agreement contain cross-default and cross-collateralization provisions. The CULS loans for the Palomar Residences and Cassidy Ridge also contain cross-default and cross-collateralization provisions. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property. In addition, the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the 1211 Coit Road Loan, are nonrecourse to us.

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

Troubled Debt Restructuring

On June 30, 2011, we sold our Landmark I and II properties for a contract sales price of $16.2 million. The contract sales price retains a back-end promoted interest in distributable cash related to the buildings after the respective buyer has achieved a specified return. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in discontinued operations. Additionally, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender and as a result, we recognized a gain on troubled debt restructuring of approximately $3.1 million, which is included in discontinued operations.

On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. The sale contract provides that we retain a back-end promoted interest in distributable cash related to the building after the respective buyer has achieved a specified return. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million which is included in discontinued operations.

Overview

During 2011, the U.S. economy faced one of its most volatile periods as the economy was interrupted by domestic and international economic events. The year began with a view toward global and domestic recoveries, particularly in the U.S. in advance of quantitative easing from the U.S. Federal Reserve. This optimism was soon overcome as the Japanese earthquake disrupted world-wide industrial supply chains, the political unrest in the Middle East led to higher energy and commodity prices and finally the European debt crisis appeared to threaten international debt markets in a Lehman-like collapse. Growth in the economy was further shaken during the prolonged U.S. debt ceiling debate and the downgrade of the U.S. government’s credit rating in late summer. However, global and domestic markets were surprisingly resilient and by the fourth quarter a number of signs pointed once again to a modest recovery in the U.S. economy. Leading the improvements were fourth quarter results for GDP, job creation, unemployment claims, consumer spending and manufacturing indicators. While these improvements are still modest and the European debt crisis still remains not fully resolved, the end result is the economy appears to be similarly positioned for slow to moderate growth at the end of 2011 as it was at the beginning of the year.

Our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations. Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns. In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants. Given current market conditions, this investment program’s life has extended beyond its original anticipated liquidation date.

Three of our four remaining real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area. We have a data center that is 100% leased under a long-term lease and we continue to work towards leasing our 250/290 John Carpenter building which was 18% leased at December 31, 2011. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income. Additionally, Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 53.5% in the fourth quarter of 2010 to 60.1% in the fourth quarter of 2011. The national overall ADR also rose from $98.25 in the fourth quarter of 2010 to $101.64 in the fourth quarter of 2011. The hotel industry is expected to see continued modest growth in 2012.

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

Results of Operations

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

We had ownership interests in four properties and ten properties as of December 31, 2011 and 2010, respectively. All investments in partnerships and joint ventures were consolidated with and into our accounts. During the year ended December 31, 2011 we sold Landmark I and II and 5050 Quorum and returned

Plaza Skillman to the lender. In addition, during the year ended December 31, 2011, we sold the remaining developed land lots and luxury homes at Bretton Woods, five previously leased condominiums as well as one model unit at the Palomar Residences and returned the undeveloped land in Melissa, Texas to the lender. We also signed a long-term full building lease at 1221 Coit Road that began in October 2011.

Continuing Operations

Rental Revenue.  Rental revenue for the years ended December 31, 2011 and 2010 totaled $4.5 million and $4 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-and below-market leases. The increase in rental revenues for the year ended December 31, 2011 is due to the new long-term full building lease at 1221 Coit Road. Excluding any non-recurring items, management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue.  Hotel revenue for the years ended December 31, 2011 and 2010 was $14.2 million and $12.7 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar. The increase in hotel revenue is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011. Excluding the effects of additional one-time events in the future, we anticipate hotel revenue to increase as the hospitality industry continues to recover.

Real Estate Inventory Sales Revenue.  Real estate inventory sales revenue for the years ended December 31, 2011 and 2010 was $5.6 million and $1.7 million, respectively. Revenue for the year ended December 31, 2011 is the result of sales of home inventory and developed land lots at Bretton Woods and condominiums at the Palomar Residences. Revenue for the year ended December 31, 2010 was generated by the sale of home inventory and developed land at Bretton Woods. The U.S. housing market continued to struggle from a significant slowdown that began in 2006. The slowdown, which began with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, a decline in home prices and the resulting reduction in home equity, and indirect impact of the turmoil in the mortgage loan market. If these conditions continue to exist, we will continue to experience slow sales of our real estate inventory in the future.

Property Operating Expenses.  Property operating expenses for the years ended December 31, 2011 and 2010 were $14.6 million and $14.1 million, respectively, and were comprised of expenses related to the daily operations of our properties. The increase in operating expenses for the year ended December 31, 2011 is primarily due to certain costs for Cassidy Ridge no longer being capitalized as a result of construction being complete and increased activity at Hotel Palomar. We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss.  Asset impairment loss for the years ended December 31, 2011 and 2010 was $11.6 million and $2.3 million, respectively. During the year ended December 31, 2011 we recorded impairment charges of $10.2 million related to 250/290 John Carpenter Freeway as a result of declining market rental rates and continuing vacancies at the property as well as entering into a contract for the sale of the property that was less than our carrying value. Additionally, as a result of projected selling prices, we recognized an asset impairment loss of approximately $1.4 million for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. We recognized a $2.3 million impairment charge for the year ended December 31, 2010 related to 250/290 John Carpenter Freeway as a result of declining market rental rates and continuing vacancies at the property. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Inventory Valuation Adjustment.  The inventory valuation adjustments for the years ended December 31, 2011 and 2010 were $26.8 million and $1.9 million, respectively. The inventory valuation adjustment for the year ended December 31, 2011 was composed of adjustments of $26.3 million to adjust the value of the condominiums at Cassidy Ridge to their fair value and $0.5 million related to the luxury homes and developed land lots at Bretton Woods. Inventory valuation adjustments for the year ended December 31, 2010 were composed of non-cash adjustments to reduce the carrying value of the luxury homes and developed land lots at Bretton Woods to their estimated fair value. As noted previously, the U.S. housing market and related condominium sector continued to experience the effects of a nationwide downturn. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Interest Expense.  Interest expense for the years ended December 31, 2011 and 2010 was $7.8 million and $3.7 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties. The increase in interest expense during the year ended December 31, 2011 is primarily due to interest costs for Cassidy Ridge no longer being capitalized as a result of the construction being completed and the accrual of default interest on certain matured loans during the period. We capitalized interest costs of $0.7 million and $2.2 million for Cassidy Ridge during the years ended December 31, 2011 and 2010, respectively.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2011 and 2010 were $1.8 million and $1.7 million, respectively, and were comprised of real estate taxes from each of our properties. We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees.  Property and asset management fees for the years ended December 31, 2011 and 2010 were $1.4 million and $1.2 million, respectively. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2011 and 2010 were $0.9 million and $1.1 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Our advisor waived reimbursement of general and administrative expenses of $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. We expect general and administrative expenses to remain relatively unchanged in the near future.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $4 million and $4.6 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships.

Net Loss Attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest for the years ended December 31, 2011 and 2010 was $2 million and $2.1 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

We had ownership interests in ten properties as of December 31, 2010 and 2009. All investments in partnerships and joint ventures were consolidated with and into our accounts. Due to the continuing decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences. Our ultimate strategy for the project continued to be to sell the units. All available units were leased as of December 31, 2010.

Continuing Operations

Rental Revenue.  Rental revenue for the years ended December 31, 2010 and 2009 totaled $4 million and $3.2 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-and below-market leases. The increase in rental revenues for the year ended December 31, 2010 is primarily due to leasing of the unsold condominium units at the Palomar Residences.

Hotel Revenue.  Hotel revenue for the years ended December 31, 2010 and 2009 was $12.7 million and $12.4 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar. The economic recession, credit crisis, and weak consumer confidence all contributed to soft lodging demand and lower daily room rates.

Real Estate Inventory Sales Revenue.  Real estate inventory sales revenue for the years ended December 31, 2010 and 2009 of $1.7 million and $0.3 million, respectively, was comprised of the sale of home inventory and developed land lots at Bretton Woods. The U.S. housing market and related condominium sector continued to experience the effects of the nationwide downturn. The housing market experienced reduced demand, deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally weak conditions in the overall economy.

Property Operating Expenses.  Property operating expenses for each of the years ended December 31, 2010 and 2009 were $14.1 million and were comprised of expenses related to the daily operations of our properties.

Asset Impairment Loss.  Asset impairment loss for the year ended December 31, 2010 was $2.3 million. We evaluated 250/290 John Carpenter Freeway for impairment during the fourth quarter of 2010 and recognized a $2.3 million impairment charge related to declining market rental rates and continuing vacancies at the property. We recognized no asset impairment loss during the year ended December 31, 2009.

Inventory Valuation Adjustment.  The inventory valuation adjustments for the years ended December 31, 2010 and 2009 were $1.9 million and $0.5 million, respectively. The inventory valuation adjustment for the years ended December 31, 2010 and 2009 were composed of non-cash adjustments to reduce the carrying value of the luxury homes and developed land lots at Bretton Woods to their estimated fair value as the U.S. housing market and related condominium sector continued to experience the effects of a nationwide downturn.

Interest Expense.  Interest expense for the years ended December 31, 2010 and 2009 was $3.7 million and $5.0 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties. The decrease in interest expense for the year ended December 31, 2010 was primarily the result of the lower outstanding principal amount under the Amended BHH Loan during the year and we capitalized interest costs of $2.2 million for Cassidy Ridge. During the year ended December 31, 2009 we capitalized interest costs of $1.3 million for Cassidy Ridge. Interest costs for the development of Cassidy Ridge continued to be capitalized until the project was completed in the first quarter of 2011. For the year ended December 31, 2009, we capitalized interest costs of $54,000 for Bretton Woods. Interest costs for construction of the speculative homes at Bretton Woods were capitalized until construction was completed during the quarter ended June 30, 2009. Interest expense for the year ended December 31, 2009 also includes the reclassification of approximately $0.7 million of realized losses on interest rate derivatives from other comprehensive loss.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2010 and 2009 were $1.7 million and $1.6 million, respectively, and were comprised of real estate taxes from each of our properties.

Property and Asset Management Fees.  Property and asset management fees for each of the years ended December 31, 2010 and 2009 were $1.2 million.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $4.6 million and $4.2 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with our wholly-owned properties and our investments in partnerships. The increase in depreciation and amortization expense for the year ended December 31, 2010 is primarily a result of depreciation on leased condominium units at the Palomar Residences.

Net Loss Attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest for the years ended December 31, 2010 and 2009 was $2.1 million and $2.4 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Cash Flow Analysis

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

Cash used in operating activities for the year ended December 31, 2011 was $2.5 million and was comprised primarily of the net loss of $50.2 million, adjusted for asset impairment charges of $21.8 million, inventory valuation adjustments of $26.8 million, which was primarily composed of adjustments to the development of the condominiums at Cassidy Ridge, changes in operating assets and liabilities of $6.4 million and depreciation and amortization of $5.6 million offset by gains on troubled debt restructuring of $12.8 million. Cash used in operating activities for the year ended December 31, 2010 was $17.8 million and was comprised primarily of the net loss of $18.7 million, adjusted for depreciation and amortization of $7.4 million, asset impairment loss of $5.1 million, inventory valuation adjustments of $1.9 million and the increase in real estate inventory of $14.2 million, which was primarily composed of development of the condominiums at Cassidy Ridge.

Cash provided by investing activities for the year ended December 31, 2011 was $23 million and was primarily comprised of proceeds from the sale of assets including Landmark I & II and 5050 Quorum. Cash used in investing activities for the year ended December 31, 2010 was $1.2 million and was comprised of capital expenditures for real estate of $0.7 million and change in restricted cash of $0.5 million.

Cash used in financing activities for the year ended December 31, 2011 was $19.2 million and consisted primarily of payments on our notes payable, net of proceeds, of $22.3 million offset by contributions from our General Partners of $3.7 million. Cash provided by financing activities was $19.0 million in 2010 and consisted primarily of proceeds from notes payable, net of payments, of $12.1 million and contributions from our General Partners of $7 million.

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

Cash provided by financing activities was $19.0 million in 2010 versus $14.9 million in 2009. For the year ended December 31, 2010, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $12.1 million and contributions from our General Partners of $7 million. For the year ended December 31, 2009, cash flows from financing activities consisted primarily of proceeds from notes payable, net of payments, of $17.1 million, partially offset by $1.8 million of distributions to our limited partners.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties. NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity. NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements. To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided. Our calculations of NOI for the years ended December 31, 2011, 2010 and 2009 are presented below (in thousands).

	2011	2010	2009
Total revenues	$24,205	$18,386	$15,933
Operating expenses
Property operating expenses	14,603	14,134	14,102
Real estate taxes, net	1,781	1,739	1,592
Property and asset management fees	1,414	1,202	1,227
Cost of real estate inventory sales	5,414	1,718	263
Less: Asset management fees	(768)	(593)	(630)
Total operating expenses	22,444	18,200	16,554
Net operating income (loss)	$1,761	$186	$(621)
Reconciliation to Net loss
Net operating income (loss)	$1,761	$186	$(621)
Less: Depreciation and amortization	(4,030)	(4,574)	(4,212)
General and administrative expenses	(896)	(1,143)	(1,550)
Interest expense, net	(7,822)	(3,669)	(4,953)
Asset management fees	(768)	(593)	(630)
Asset impairment loss(1)	(11,625)	(2,345)	—
Inventory valuation adjustment	(26,768)	(1,886)	(541)
Provision for income taxes	(112)	(166)	(199)
Add: Interest income	183	145	26
Gain on troubled debt restructuring	—	125	—
Loss on derivative instruments, net	—	(39)	(492)
Income (loss) from discontinued operations	(80)	(4,755)	(2,300)
Net loss	$(50,157)	$(18,714)	$(15,472)

(1)	Excludes approximately $10.1 million and $2.8 million of impairment loss included in loss from discontinued operations for the years ended December 31, 2011 and 2010, respectively.

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”). Our calculations of Net Cash From Operations for the years ended December 31, 2011, 2010 and 2009 are presented below (in thousands):

	2011	2010	2009
Net loss	$(50,157)	$(18,714)	$(15,472)
Net loss attributable to noncontrolling interest	2,016	2,100	2,434
Adjustments
Real estate depreciation and amortization(1)	3,941	6,116	6,418
Asset impairment loss	21,765	5,119	—
Inventory valuation adjustment	26,768	1,886	541
Loss on sale of assets(1)	11	—	—
Gain on sale of discontinued operations	(75)	—	—
Gain on troubled debt restructuring	(12,842)	—	—
Debt service, net of amounts capitalized(1)	(7,192)	(5,382)	(5,068)
Capital improvements(1)	(1,035)	(603)	(558)
Net cash used in operations	$(16,800)	$(9,478)	$(11,705)

(1)	This represents our ownership portion of the properties that we consolidate.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning our contractual obligations and commercial commitments as of December 31, 2011, and outlines expected future payments to be made under such obligations and commitments (in thousands):

	Payments due by period
	Totals	2012	2013	2014	2015	2016
Notes payable	$123,742	$103,516	$9,108	$11,118	$—	$—
Interest	5,331	3,788	1,409	134	—	—
Total	$129,073	$107,304	$10,517	$11,252	$—	$—

New Accounting Pronouncements

In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating this guidance and currently do not believe that it will have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The early adoption of this guidance impacted the presentation of comprehensive income but did not have a material impact on our results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $123.7 million in notes payable at December 31, 2011, approximately $73.7 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.7 million.

At December 31, 2011, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our General Partner, including the Chief Executive Officer and Chief Financial Officer of our General Partner, evaluated as of December 31, 2011 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, evaluated as of December 31, 2011 the effectiveness of our internal control over financial reporting using the framework in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our internal controls, as of December 31, 2011, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 26, 2012, our General Partner, Behringer Advisors II, appointed S. Jason Hall as Treasurer of the General Partner and, in such capacity, Mr. Hall also serves as principal accounting officer of the Behringer Harvard Short-Term Opportunity Fund I LP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. The General Partners are assisted by the employees of HPT, the general partner of Behringer Advisors II. We do not employ our own management personnel, but instead we pay fees and expense allocations to our General Partners for their services.

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

The General Partners are Behringer Advisors II and Mr. Behringer, individually. Behringer Advisors II is a Texas limited partnership formed in July 2002. The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Mr. Behringer is the Chairman of each of these companies. Mr. Behringer is the founder, Chairman and sole manager of Behringer Holdings. Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of our General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert M. Behringer	63	Chairman
Robert S. Aisner	65	Vice Chairman
Michael J. O’Hanlon	60	Chief Executive Officer and President
Samuel A. Gillespie	53	Chief Operating Officer
Gerald J. Reihsen, III	53	Executive Vice President – Corporate Development and Legal and Secretary
Gary S. Bresky	45	Chief Financial Officer
M. Jason Mattox	36	Executive Vice President

Robert M. Behringer is the Chairman of Behringer Advisors II. He has also served as the Chairman of the Board of Behringer Harvard REIT I since June 2002, Behringer Harvard Multifamily REIT since December 2007, Behringer Harvard Opportunity REIT I since June 2006, and Behringer Harvard Opportunity REIT II since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard Multifamily REIT II, Inc., a REIT that is still in registration with the SEC. He is also the founder, sole manager and Chairman of Behringer Holdings, the indirect parent company of Behringer Advisors II. Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Mid-Term Value Enhancement Fund I, each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

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

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 170 different properties with over 40 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being the Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England and Australia. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute (ULI) and the Real Estate Council. Mr. Behringer also was a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the Vice Chairman of Behringer Advisors II. Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I. In addition, Mr. Aisner serves as Vice Chairman (since January 2012) and a director (since June 2006) of Behringer Harvard Opportunity REIT I. Mr. Aisner also has served as Vice Chairman (since January 2012) and a director (since January 2007) of Behringer Harvard Opportunity REIT II, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard Multifamily REIT II, Inc., currently in registration. Mr. Aisner is also Chief Executive Officer and President of the other Behringer Harvard companies.

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

Michael J. O’Hanlon has served as Chief Executive Officer and President of Behringer Advisors II since January 2012. Mr. O’Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard — sponsored programs, including Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, effective January 2012. Prior to his appointment, Mr. O’Hanlon was an independent director of Behringer Harvard Multifamily REIT II from September 2011 through December 2011. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley

Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business. Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II. Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Holdings, including Behringer Harvard Advisors I LP who is co-general partner of Behringer Harvard Mid-Term Value Enhancement Fund,. Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002), Behringer Harvard Opportunity REIT I (since June 2007), Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of Behringer Harvard REIT I (from

June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT (from August 2006 to September 2009).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of our securities within specified time frames. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2011.

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

Item 11. Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. As of December 31, 2011, we have not made any payments to Mr. Behringer as compensation for serving as General Partner. The officers and employees of HPT assist the General Partners. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees and expense allocations to Behringer Advisors II and its other affiliates as provided for in our Partnership Agreement. We do not directly compensate the executive officers of our General Partner, nor do we reimburse our General Partner for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our General Partner relate to compensation paid to the General Partner’s employees that provide services to us such as accounting, administrative or legal, for which our General Partner or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors II or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

The following table sets forth information as of March 19, 2012 regarding the beneficial ownership of our limited partnership and general partnership interests by each of our General Partners, each director or executive officer of our General Partner, Behringer Advisors II, and all directors and officers of Behringer Advisors II as a group. There were no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 19, 2012. The percentage of beneficial ownership is calculated based on 10,803,839 limited partnership units and contributions from our General Partners.

Title of class	Beneficial owner		Limited Partnership Units Beneficially Owned	Percent of Class
General partner interest	Robert M. Behringer	(1)(2)(3)(4)	0	50%
General partner interest	Behringer Harvard Advisors II LP	(1)(3)(4)	0	50%
Limited partner interest	Robert M. Behringer	(1)(2)	386.74	*
Limited partner interest	Robert S. Aisner	(1)(2)	386.74	*
Limited partner interest	Michael J. O'Hanlon	(1)(2)	0	*
Limited partner interest	Samuel A. Gillespie	(1)(2)	0	*
Limited partner interest	Gerald J. Reihsen, III	(1)(2)	0	*
Limited partner interest	Gary S. Bresky	(1)(2)	0	*
Limited partner interest	M. Jason Mattox	(1)(2)	0	*
Limited partner interest	All current executive officers as a group (7 persons)		773.48	*

*	Denotes less than 1%
(1)	The address of Messrs. Behringer, Aisner, O’Hanlon, Gillespie, Reihsen, Bresky, Mattox and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.
(2)	Executive Officers of Behringer Advisors II.
(3)	General Partners.
(4)	Consists of $500 of combined general partnership interests held directly by Mr. Behringer and Behringer Advisors II.

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

Behringer Advisors II or its affiliates have received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates have also received up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the years ended December 31, 2011, 2010 and 2009, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2011 and 2010 we incurred property management fees payable to our Property Manager of $0.2 million and $0.4 million, respectively, of which approximately $0.1 million and $0.3 million, respectively, is included in discontinued operations. During the year ended December 31, 2009 we incurred property management fees payable to our Property Manager of $0.4 million of which approximately $0.3 million is included in loss from discontinued operations, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2011, we incurred asset management fees of $1 million, of which approximately $0.1 million was capitalized to real estate inventory, approximately $0.1 million was included in loss from discontinued operations and approximately $50,000 was waived. During the year ended December 31, 2010, we incurred asset management fees of $1.1 million, of which approximately $0.2 million was capitalized to real estate inventory, $0.3 million was included in loss from discontinued operations and approximately $65,000 was waived. During the year ended December 31, 2009, we incurred asset management fees of $1.1 million, of which $0.1 million was capitalized to real estate, $0.3 million was included in loss from discontinued operations and $31,000 was waived.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions. Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2011, 2010 and 2009.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. Behringer Advisors II charged us no such debt financing fees for the years ended December 31, 2011, 2010 and 2009.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement. For the year ended December 31, 2011 we incurred $0.3 million for administrative services, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $3.7 million for reimbursement of operating expenses for the year ended December 31, 2011, which is classified as a capital contribution on our consolidated statement of equity (deficit). For the year ended December 31, 2010, we incurred such costs for administrative services totaling $0.4 million, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is also classified as capital contributions from our general partners on our consolidated statement of equity (deficit). For the year ended December 31, 2009, we incurred such costs for administrative services totaling $0.5 million of which approximately $0.2 million was waived. In addition, Behringer Advisors II waived $0.1 million for reimbursement of expenses for the year ended December 31, 2009.

On November 13, 2009, we entered into the Amended BHH Loan. On December 31, 2010 and 2009 Behringer Holdings forgave $2.8 million and $15 million, respectively, of principal borrowings and all accrued interest thereon, which have been accounted for as capital contributions by our General Partners. The outstanding principal balance under the Amended BHH Loan as of December 31, 2011 and 2010 was $11.1 million. We entered into the 2011 Amended BHH Loan on March 29, 2011. Borrowings under the 2011 Amended BHH Loan are being used principally to finance general working capital and capital expenditures. While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market has tightened and we accessed support from our Sponsor instead. The 2011 Amended BHH Loan is unsecured and bears interest at a rate of 5.0% per annum, with the accrued and unpaid amount of interest payable until the principal amount of each advance under the note is paid in full. The maturity date of all borrowings under the 2011 Amended BHH Loan is March 29, 2014.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. The loan is subordinate to the Cassidy Ridge Loan Agreement. We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so. The outstanding principal balance under the loan was $0.9 million and $0.6 million at December 31, 2011 and 2010, respectively.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future. Management expects that the current volatility in the capital markets will continue, at least in the short-term. As a result, we expect that we will continue to require liquidity support from our Sponsor through December 2012. Our Sponsor, subject to its approval, may make available to us additional funds under the 2011 Amended BHH Loan, potentially up to the borrowing limits thereunder. There is no guarantee that our Sponsor will provide additional liquidity to us.

At December 31, 2011 and 2010, we had payables to related parties of approximately $3.4 million and $2.3 million, respectively. These balances consist primarily of interest accrued on the Amended BHH Loan and management fees payable to our Property Manager.

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

Fees Paid to Principal Independent Public Registered Accounting Firm

The following table presents (in thousands) aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”):

	2011	2010
Audit Fees(1)	$345	$380
Audit-Related Fees	—	—
Tax Fees(2)	80	74
Total Fees	$425	$454

(1)	Audit fees consisted of fees for professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.
(2)	Tax fees consist principally of fees for assistance with matters related to tax compliance, tax planning and tax advice.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

3.	Exhibits

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

Behringer Harvard Short-Term Opportunity Fund I LP
March 29, 2012	By: /s/ Michael J. O’Hanlon Michael J. O’Hanlon Chief Executive Officer and President of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2012	/s/ Michael J. O’Hanlon Michael J. O’Hanlon Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)
March 29, 2012	/s/ Gary S. Bresky Gary S. Bresky Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)
March 29, 2012	/s/ S. Jason Hall S. Jason Hall Treasurer of Behringer Harvard Advisors II LP (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Short-Term Opportunity Fund I LP
Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Short-Term Opportunity Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership is facing a significant amount of debt maturities in the near future and debt which has matured but remains unpaid, which is recourse to the Partnership. The uncertainty surrounding the ultimate outcome of settling unpaid debt and its effect on the Partnership, as well as the Partnership’s operating losses at its subsidiaries, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Partnership has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 29, 2012

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets
As of December 31, 2011 and 2010
(in thousands, except unit amounts)

	2011	2010
Assets
Real estate
Land	$13,459	$29,709
Buildings and improvements, net	60,946	98,415
Total real estate	74,405	128,124
Real estate inventory, net	28,849	60,925
Cash and cash equivalents	3,296	2,040
Restricted cash	2,731	3,039
Accounts receivable, net	2,912	3,827
Prepaid expenses and other assets	828	892
Furniture, fixtures, and equipment, net	330	1,203
Deferred financing fees, net	591	683
Lease intangibles, net	2,084	2,575
Total assets	$116,026	$203,308
Liabilities and Equity (deficit)
Liabilities
Notes payable	$111,724	$153,430
Notes payable to related party	12,018	11,693
Accounts payable	692	2,801
Payables to related parties	3,424	2,302
Accrued liabilities	8,948	7,234
Total liabilities	136,806	177,460
Commitments and contingencies
Equity (deficit)
Partners' capital (deficit)
Limited partners – 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2011 and 2010	(52,909)	(4,768)
General partners	38,437	34,729
Partners' capital (deficit)	(14,472)	29,961
Noncontrolling interest (deficit)	(6,308)	(4,113)
Total equity (deficit)	(20,780)	25,848
Total liabilities and equity (deficit)	$116,026	$203,308

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except per unit amounts)

	2011	2010	2009
Revenues
Rental revenue	$4,487	$3,974	$3,241
Hotel revenue	14,158	12,732	12,382
Real estate inventory sales	5,560	1,680	310
Total revenues	24,205	18,386	15,933
Expenses
Property operating expenses	14,603	14,134	14,102
Asset impairment loss	11,625	2,345	—
Inventory valuation adjustment	26,768	1,886	541
Interest expense, net	7,822	3,669	4,953
Real estate taxes, net	1,781	1,739	1,592
Property and asset management fees	1,414	1,202	1,227
General and administrative	896	1,143	1,550
Depreciation and amortization	4,030	4,574	4,212
Cost of real estate inventory sales	5,414	1,718	263
Total expenses	74,353	32,410	28,440
Interest income	183	145	26
Loss on derivative instrument, net	—	(39)	(492)
Gain on troubled debt restructuring	—	125	—
Loss from continuing operations before income taxes	(49,965)	(13,793)	(12,973)
Provision for income taxes	(112)	(166)	(199)
Loss from continuing operations	(50,077)	(13,959)	(13,172)
Loss from discontinued operations	(80)	(4,755)	(2,300)
Net loss	(50,157)	(18,714)	(15,472)
Noncontrolling interest in continuing operations	1,985	2,079	2,413
Noncontrolling interest in discontinued operations	31	21	21
Net loss attributable to noncontrolling interest	2,016	2,100	2,434
Net loss attributable to the Partnership	$(48,141)	$(16,614)	$(13,038)
Amounts attributable to the Partnership
Continuing operations	$(48,092)	$(11,880)	$(10,759)
Discontinued operations	(49)	(4,734)	(2,279)
Net loss attributable to the Partnership	$(48,141)	$(16,614)	$(13,038)
Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804
Net loss per limited partnership unit – basic and diluted
Loss from continuing operations attributable to the Partnership	$(4.45)	$(1.10)	$(1.00)
Loss from discontinued operations attributable to the Partnership	—	(0.44)	(0.21)
Basic and diluted net loss per limited partnership unit	$(4.45)	$(1.54)	$(1.21)
Comprehensive loss:
Net loss	$(50,157)	$(18,714)	$(15,472)
Other comprehensive income:
Unrealized gain on interest rate derivatives	—	—	735
Comprehensive loss	$(50,157)	$(18,714)	$(14,737)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Equity (deficit)
For the Years ended December 31, 2011, 2010 and 2009
(in thousands)

	General Partners		Limited Partners			Accumulated Other Comprehensive Income (Loss)	Accumulated Comprehensive Loss Attributable to the Partnership	Noncontrolling Interest	Total
	Contributions	Accumulated Losses	Number of Units	Contributions	Accumulated Losses
Balance as of January 1, 2009	$9,208	$—	10,804	$76,039	$(49,638)	$(735)	$(50,373)	$317	$35,191
Net loss					(13,038)		(13,038)	(2,434)	(15,472)
Reclassifications due to hedging activities						735	735	—	735
Notes receivable								(334)	(334)
Contributions	15,459							334	15,793
Distributions				(1,517)					(1,517)
Balance as of December 31, 2009	24,667	—	10,804	74,522	(62,676)	—	(62,676)	(2,117)	34,396
Net loss					(16,614)		(16,614)	(2,100)	(18,714)
Notes receivable								(966)	(966)
Contributions	10,062							1,070	11,132
Balance as of December 31, 2010	34,729	—	10,804	74,522	(79,290)	—	(79,290)	(4,113)	25,848
Net loss					(48,141)		(48,141)	(2,016)	(50,157)
Notes receivable								(377)	(377)
Contributions	3,708							377	4,085
Distributions								(179)	(179)
Balance as of December 31, 2011	$38,437	$—	10,804	$74,522	$(127,431)	$—	$(127,431)	$(6,308)	$(20,780)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities
Net loss	$(50,157)	$(18,714)	$(15,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,626	7,373	7,630
Asset impairment loss	21,765	5,118	—
Inventory valuation adjustment	26,768	1,886	541
Loss on sale of assets	15	—	—
Gain on sale of discontinued operations	(75)	—	—
Gain on troubled debt restructuring	(12,842)	(125)	—
Loss on derivative instrument, net	—	39	492
Changes in operating assets and liabilities:
Real estate inventory	2,742	(14,236)	(9,931)
Accounts receivable	(131)	78	362
Prepaid expenses and other assets	54	193	194
Lease intangibles	(1,466)	(256)	(94)
Accounts payable	188	(415)	48
Accrued liabilities	3,735	(130)	(1,987)
Payables or receivables with related parties	1,275	1,423	1,062
Cash used in operating activities	(2,503)	(17,766)	(17,155)
Cash flows from investing activities
Proceeds from sale of assets	24,508	—	—
Capital expenditures for real estate	(1,439)	(651)	(519)
Change in restricted cash	(66)	(519)	111
Cash provided by (used in) investing activities	23,003	(1,170)	(408)
Cash flows from financing activities
Proceeds from notes payable	11,435	15,858	4,607
Proceeds from note payable to related party	325	575	15,648
Payments on notes payable	(34,070)	(4,308)	(3,131)
Payments on capital lease obligations	(54)	(66)	(60)
Financing costs	(409)	(127)	(344)
Distributions	—	—	(1,777)
Distributions to noncontrolling interest holders	(179)	—	—
Contributions from noncontrolling interest holders	—	104	—
Contributions from general partners	3,708	6,976	—
Cash provided by (used in) financing activities	(19,244)	19,012	14,943
Net change in cash and cash equivalents	1,256	76	(2,620)
Cash and cash equivalents at beginning of year	2,040	1,964	4,584
Cash and cash equivalents at end of year	$3,296	$2,040	$1,964
Supplemental disclosure:
Interest paid, net of amounts capitalized	$7,317	$3,922	$4,973
Income tax paid	$178	$149	$203
Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$377	$966	$334
Capital expenditures for real estate in accrued liabilities	$983	$115	$56
Reclassification of real estate inventory to buildings	$—	$4,381	$14,485
Property improvements funded by tenant	$462	$—	$—
Transfer of real estate and lease intangibles through cancellation of debt	$7,777	$—	$—
Non-cash financing activities:
Contributions from noncontrolling interest holder	$377	$966	$334
Cancellation of debt through discounted payoff	$8,045	$—	$—
Financing costs in accrued liabilities	$—		$412
Contribution from general partner	$—	$3,086	$15,459
Cancellation of debt through transfer of real estate	$10,866	$—	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

1. Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop. We have used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties (one of which has been converted to a data center), one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. We do not actively engage in the business of operating the hotel. As of December 31, 2011, four of the twelve properties we acquired remain in our portfolio. Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity and our ability to resolve our current debt maturities. Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus not intended to continue as a long-term going concern. During the year ended December 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $4.1 million, of which $3.7 million is classified as a capital contribution from our General Partners on our consolidated statement of equity (deficit). During the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses, asset management fees and reimbursement of operating expenses totaling $7.5 million, of which $7.0 million is classified as capital contributions from our General Partners on our consolidated statement of equity (deficit). In addition, Behringer Harvard Holdings LLC (“Behringer Holdings” or our “Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which was also accounted for as a capital contribution by our General Partners.

We signed a long-term full building lease that began October 1, 2011 at 1221 Coit Road which totals approximately 20% of the rentable square feet in our office and data center properties and we continue to negotiate with prospective tenants regarding space at 250/290 John Carpenter. Our current business plan calls for us to fund our liquidity requirements from proceeds from the disposition of properties and borrowings, however, as a result of current economic conditions, our ability to do so is subject to certain factors beyond our control In addition, we may also seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

1. Business and Organization  – (continued)

We continue to prepare and assess properties for potential sale. In order to provide additional liquidity for the execution of our current business plan, we disposed of a number of our investments in 2011 and have identified additional investments for disposition in 2012. On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million which is included in discontinued operations. On June 30, 2011, we sold Landmark I and Landmark II (collectively, “Landmark I and II”). Proceeds from the sale of Landmark I and II of $16.2 million were used to fully satisfy the existing indebtedness associated with the property of $21 million, resulting in a gain on troubled debt restructuring of $4.9 million which is included in discontinued operations on our consolidated statements of operations for the year ended December 31, 2011. The sale contract for each of 5050 Quorum and Landmark I and II provides that we retain a promoted interest in distributable cash related to the buildings, meaning that we would share in the profits and cash flows of these properties once a certain threshold is met. Additionally, on December 16, 2011 we sold Bretton Woods, which was comprised of constructed luxury homes and developed land lots, to an unaffiliated third party for a sales price of $2.3 million and all of the proceeds were used to fully satisfy the existing indebtedness associated with the property. In addition, we are currently negotiating a new contract for the sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet. In some instances, to preserve cash, it may be in the best interests of unit holders to allow lenders to take possession of certain properties when they are no longer economically viable, such as Plaza Skillman, which was placed into receivership in October 2010 and transferred to the associated lender pursuant to a foreclosure in July 2011, and Melissa Land, on which the lender foreclosed in December 2011. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

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

Of our $123.7 million in notes payable at December 31, 2011, $52.6 million has matured and is subsequently in default and an additional $50.9 million is scheduled to mature in the next twelve months. As of December 31, 2011, of our $123.7 million in notes payable, $111.3 million was secured by properties and $101.3 million was recourse to us. We continue to negotiate with the lenders to refinance or restructure the loans. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

1. Business and Organization  – (continued)

As is usual for opportunity style real estate programs, we are structured as a finite life vehicle with the intent to full cycle by selling off our assets. Although we have extended beyond our original target life, as previously reported, we have entered into our disposition phase and we are in the process of selling our assets and winding up operations over approximately the next two years, with the goal of returning capital to our investors. As is typical in the commercial real estate industry, the original purchases of the portfolio properties were financed using leverage. Thus, as these dispositions are made, the associated debt on the properties must first be repaid before any remaining proceeds are returned to investors.

The preparation of financial statements of a going concern generally contemplates realization of assets and settlement of liabilities in the normal course of business. The conditions and events described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern. Our current plans are to use proceeds from the disposition of properties and additional borrowings to make payments on our outstanding debt until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loans is completely paid off, pay for on-going capital needs, fund operations and, if available, make special distributions to our unitholders. For property-related loans that have matured, we are negotiating discounted loan payoffs or the transfer of the relevant property to the lender.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, generally over estimated useful lives of 25 years for buildings and 39 years for hotels/mixed use properties. Major replacements where the betterment extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

Real estate assets also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles as of December 31, 2011 and 2010 were as follows:

As of December 31, 2011	Buildings and Improvements	Lease Intangibles
Cost	$75,883	$2,728
Less: depreciation and amortization	(14,937)	(644)
Net	$60,946	$2,084

As of December 31, 2010	Buildings and Improvements	Lease Intangibles
Cost	$119,903	$5,071
Less: depreciation and amortization	(21,488)	(2,496)
Net	$98,415	$2,575

Due to the decline in the U.S. housing market and related condominium sector, we implemented a leasing program beginning in the second quarter of 2009 for the unsold condominium units at Hotel Palomar and Residences. As a result of the leasing program, approximately $4.4 million in costs, which include inventory impairment charges of $2.6 million, were reclassified from real estate inventory to buildings on our consolidated balance sheet during the year ended December 31, 2010. Our strategy for the project continues to be to sell the units.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We had no properties classified as held for sale as of December 31, 2011 or 2010.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011 and 2012, thus decreasing our projected hold period for these investments. As a result of shortened hold periods, overall market declines and continuing vacancies, we recorded non-cash impairment charges of approximately $21.8 million and $5.1 million, including discontinued operations, for the years ended December 31, 2011 and 2010, respectively, of consolidated real estate assets. The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset and third-party opinion of values. We recorded no impairment charges on our consolidated real estate assets for the year ended December 31, 2009.

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

The U.S. housing and related condominium market continued to struggle from the downturn in the U.S. and global economies. Deterioration in the credit markets, rising foreclosure activity due to relatively high unemployment and generally unstable conditions in the overall economy have contributed to weakened demand for new homes, slower than expected sales and reduced selling prices. As a result of our evaluations, we recognized inventory valuation adjustments of $26.3 million related to our Cassidy Ridge condominium development for the year ended December 31, 2011. For the years ended December 31, 2011, 2010 and 2009 we recognized inventory valuation adjustments of $0.5 million, $1.9 million and $0.5 million, respectively, related to the constructed luxury homes and developed land lots at Bretton Woods. We sold the remaining homes and land lots at Bretton Woods on December 16, 2011. In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future. Any such charges could have an adverse effect on our consolidated financial position.

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes funds to be held in escrow for insurance, taxes and other reserves for our consolidated properties as required by our lenders.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to our properties. Our allowance for doubtful accounts associated with accounts receivable was $0.1 million at December 31, 2011 and 2010, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory as well as prepaid insurance. Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures and equipment totaled $6.6 million and $5.6 million at December 31, 2011 and 2010, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization associated with deferred financing fees was $0.5 million and $0.9 million at December 31, 2011 and 2010, respectively.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2011 was $0.2 million. The total net decrease to rental revenues due to straight-line rent adjustments for the years ended December 31, 2010 and 2009 was $0.3 million and $0.1 million, respectively, of which $0.2 million is included in discontinued operations for the year ended December 31, 2010. As discussed above, our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

2. Summary of Significant Accounting Policies  – (continued)

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ending December 31, 2011, 2010 and 2009. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

During the years ended December 31, 2011, 2010 and 2009, we issued notes receivable totaling $0.4 million, $1.0 million and $0.3 million, respectively, to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”). Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the noncontrolling interest partner on our consolidated statement of equity (deficit) and comprehensive loss for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

As a limited partnership, we are generally not subject to income tax. However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the year ended December 31, 2011, we recognized a provision for current tax expense of approximately $101,000 and a provision for a deferred tax expense of approximately $11,000 related to the Texas margin tax. For the year ended December 31, 2010, we recognized a provision for current tax expense of approximately $173,000 and a provision for a deferred tax benefit of approximately $7,000 related to the Texas margin tax. For the year ended December 31, 2009, we recognized a provision for current tax expense of approximately $199,000 related to the Texas margin tax. The Partnership does not have any entity level uncertain tax positions.

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

3. New Accounting Pronouncements

In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The early adoption of this guidance impacted the presentation of comprehensive income but did not have a material impact on our results of operations.

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

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. We evaluated 250/290 John Carpenter Freeway during the fourth quarter of 2010 and the first quarter of 2011 as a result of declining market rental rates and continuing vacancies at the property. We recognized an asset impairment loss of $2.3 million for the year ended December 31, 2010. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for those investments. We entered into a contract for the sale of 250/290 John Carpenter Freeway in 2011. The contract sales price of the property, which provides for contingent consideration, was less than our carrying value of the asset, thus we recognized an asset impairment loss of approximately $10.2 million for the year ended December 31, 2011. On June 14, 2011 we entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011. The contract sales price of $16.2 million, which retains a back-end promoted interest in distributable cash related to the buildings if a certain threshold is met, was less than our carrying value of the asset. As a result, we recognized an asset impairment loss of approximately $8.6 million which is included in discontinued operations in our consolidated statements of operations for the year ended December 31, 2011. We sold 5050 Quorum on December 16, 2011. The contract sales price was less than our carrying value and as a result we recognized an asset impairment loss of approximately $1.6 million which is included in discontinued operations for the year ended December 31, 2011. In addition, as a result of projected selling prices and the subsequent return of the property to the lender, we recognized an asset impairment loss of approximately $1.4 million for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. We also recognized a $2.8 million impairment charge for the year ended December 31, 2010 related to our Plaza Skillman property after certain tenants provided notice that they would not be renewing or extending their leases. The property was placed into receivership in October 2010 and we transferred ownership, pursuant to a foreclosure, to the associated lender on July 5, 2011. The impairment loss is included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2011.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

4. Fair Value Measurements  – (continued)

The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rates of return that we estimated would be used by a market participant in valuing this asset and third-party opinions of values.

Inventory Valuation Adjustment

The housing and related condominium market continued to experience difficult conditions, and as a result we evaluated our real estate inventory for potential impairment. As a result of our evaluations, for the year ended December 31, 2011 we recognized inventory valuation adjustments of $26.3 million related to our Cassidy Ridge condominium development and $0.5 million related to the constructed luxury home and developed land lots at Bretton Woods. We also recognized inventory valuation adjustments of $1.9 million related to Bretton Woods during for the year ended December 31, 2010. The inputs used to calculate the fair value of these assets included current local market conditions, current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during December 31, 2011 and 2010:

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Loss(1)
Real estate	$—	$18,374	$1,496	$19,870	$(11,625)
Real estate inventory, net	—	2,289	23,331	25,620	(26,768)
Total	$—	$20,663	$24,827	$45,490	$(38,393)

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	Loss(1)
Real estate	$—	$—	$27,575	$27,575	$(2,345)
Real estate inventory, net	—	—	6,990	6,990	(1,886)
Total	$—	$—	$34,565	$34,565	$(4,231)

(1)	Excludes approximately $10.1 million and $2.8 million of impairment loss included in loss from discontinued operations for the years ended December 31, 2011 and 2010, respectively.

Fair Value Disclosures

Fair value of financial instruments

As of December 31, 2011 and 2010, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The notes payable and capital lease obligations totaling approximately $123.7 million and $165.2 million as of December 31, 2011 and 2010, respectively, have a fair value of approximately $122.7 million and $164.7 million, respectively, based upon interest rates for mortgages and capital leases with similar terms and remaining maturities that we believe the Partnership could obtain.

The fair value estimates presented herein are based on information available to our management as of December 31, 2011 and 2010. We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

4. Fair Value Measurements  – (continued)

purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5. Capitalized Costs

Bretton Woods was originally planned for development into high-end residential lots for future sale to luxury home builders. Our plans for this land changed slightly in that we decided to construct five speculative homes on this property while selling the remaining open lots to luxury home builders. After developing the land, construction of the luxury homes with an exclusive home builder began during the first quarter of 2008 and was completed during the quarter ended June 30, 2009. We capitalized certain costs associated with Bretton Woods’ development and construction. As a result of the completed construction of speculative homes during the quarter ended June 30, 2009, additional costs have not been capitalized. During the year ended December 31, 2009 we capitalized approximately $54,000 in interest costs.

Cassidy Ridge is a 1.56 acre site in Telluride, Colorado on which we constructed 23 luxury condominium units. Certain costs associated with Cassidy Ridge development have been capitalized. Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we no longer capitalized indirect costs associated with the project. For the years ended December 31, 2011 and 2010 we capitalized a total of $1.6 million and $15 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory. The amount of costs capitalized for the year ended December 31, 2011 does not include $1.7 million in vendor credits received. During the years ended December 31, 2011, 2010 and 2009, we capitalized $0.7 million, $2.2 million and $1.3 million, respectively, in interest costs for Cassidy Ridge.

6. Leasing Activity

Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2011 are as follows:

2012	$3,199
2013	3,961
2014	4,079
2015	4,155
2016	4,157
Thereafter	13,987
Total	$33,538

The above base payments are exclusive of any contingent rent amounts. Rental revenue in 2011, 2010 and 2009 did not include any amounts from contingent revenue.

As of December 31, 2011, two tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Avelo Mortgage, a subsidiary of Goldman Sachs, accounted for approximately $2 million or 43% of our aggregate rental revenue for the year ended December 31, 2011 under a lease that expires August 2018. Internap Network Services Corp (a leader in the data center service industry), accounted for approximately $0.5 million or 11% of our rental revenues for the year ended December 31, 2011 under a lease that expires June 2022.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

7. Notes Payable

The following table sets forth the carrying values of our notes payable on our consolidated properties as of December 31, 2011 and 2010:

	Balance
Description	December 31, 2011	December 31, 2010	Stated Interest Rate(9)	Maturity Date
5050 Quorum Loan – Sterling Bank	$—	$10,000	7.0%	1/23/2011(4)
1221 Coit Road – Meridian Bank Texas	—	4,000	7.0%	12/4/2011
1221 Coit Road Loan – Hampshire Lending	9,108	—	10.0%	11/1/2013
Plaza Skillman Loan – IPTV	—	9,366	7.34%	4/11/2011(5)
Plaza Skillman Loan – unamortized premium	—	160		4/11/2011(5)
Palomar Residences – Credit Union Liquidity Services	22,804	24,850	Prime + 1.0%(1)	10/1/2011(6)
Hotel Palomar – Bank of America	41,218	41,218	30-day LIBOR + 3.5%(2)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Bretton Woods Loans – Preston State Bank	—	4,844	6.0%	11/24/2012
Landmark I Loan – State Farm Bank	—	9,975	4.0%	7/1/2011	(7)
Landmark II Loan – State Farm Bank	—	11,025	4.0%	7/1/2011(7)
Melissa Land Loan – Preston State Bank	—	1,590	5.5%	7/29/2012(8)
Cassidy Ridge Loan – Credit Union Liquidity Services	27,650	25,458	6.5%(3)	10/1/2011(6)
Revolver Agreement – Bank of America	9,650	9,650	30-day LIBOR + 3.5%(2)	12/21/2012
Notes payable	111,724	153,430
BHH Loan – related party	11,118	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan – related party	900	575	5.0%	10/1/2011
Notes payable related party	12,018	11,693
	$123,742	$165,123

(1)	Prime rate at December 31, 2011 was 3.25%
(2)	30-day LIBOR was 0.3% at December 31, 2011
(3)	Rate is the higher of prime plus 1.5% or 6.5%
(4)	Property sold on December 16, 2011

(5) Property placed into foreclosure on July 5, 2011

(6)	We are currently in negotiations with the lender
(7)	Properties sold on June 30, 2011
(8)	Property placed into foreclosure on December 6, 2011
(9)	For each of our loans in default, we may incur default interest rates.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

7. Notes Payable  – (continued)

The debt markets have recently experienced pervasive and fundamental disruptions. The prolonged market downturn has reduced cash flow, caused us to incur additional losses, and caused us not to be in compliance with lender covenants. Of our $123.7 million in notes payable at December 31, 2011, $52.6 million has matured, and is subsequently in default and an additional $50.9 million is scheduled to mature in the next twelve months. As of December 31, 2011, of our $123.7 million in notes payable, $111.3 million was secured by properties and $101.3 million was recourse to us. We continue to negotiate with the lenders to refinance or restructure the loans. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balance of the loan is completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

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

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“CULS”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Palomar Residences Loan Agreement”) to construct luxury high-rise condominiums (“Palomar Residences”). The outstanding principal balance under the Palomar Residences Loan Agreement was $22.8 million at December 31, 2011 and $24.9 million at December 31, 2010. As previously reported, the borrower failed to make a mandatory $3 million principal payment on or before January 15, 2011, as required under the loan agreement. We received notice from the lender demanding payment of the $3 million mandatory principal payment by May 20, 2011. The payment was not made by that date and thus constituted an event of default under the loan agreement. The parent of CULS was placed into conservatorship by the credit union regulator, the National Credit Union Association, in April 2011 during negotiations to extend or modify the Palomar Residences Loan Agreement. The borrower did not pay the outstanding principal balance, together with all accrued, but unpaid interest due on the maturity date of October 1, 2011, as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Palomar Residences Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding loan balance of $22.8 million and all accrued but unpaid interest. We have been informed that the lender and regulators are considering marketing the note under the Palomar Residences Loan Agreement for sale. We continue to be in default of the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law.

We converted the unsold condominium units in the Palomar Residences to a rental program in the first quarter of 2009. These units were 100% leased until May 2011 when we restarted our sales program. We sold six units in the project in 2011, our first sales since 2007. All of the proceeds from the sales of condominiums in 2011 were used to pay down the outstanding balance under the Palomar Residences Loan Agreement.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

7. Notes Payable  – (continued)

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to CULS, whereby the borrower was permitted to borrow a total principal amount of $27.7 million (“Cassidy Ridge Loan Agreement”) to construct 23 condominium units in Telluride, Colorado (“Cassidy Ridge”). We assigned a second lien position on Cassidy Ridge to the lender in the amount of $12.6 million as additional security to the Palomar Residences Loan Agreement. The default under the Palomar Residences Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement. The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011, which amount was not paid as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Cassidy Ridge Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding principal balance of $27.7 million and all accrued but unpaid interest. We continue to be in default under the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law.

Our direct and indirect subsidiary, 1221 Coit LP, entered into a new loan agreement on November 1, 2011 with Hampshire Lending LLC, whereby we may borrow up to $12 million (“1221 Coit Road Loan”). The interest rate under the loan is 10% and requires monthly payments of interest only with all principal and accrued but unpaid interest due on November 1, 2013, the maturity date. Proceeds from the loan are being used to pay-off the previous loan with Meridian Bank Texas and fund tenant improvements for the property. The loan, which is secured by the property, is nonrecourse to us but we have guaranteed payment of certain recourse liabilities with respect to certain nonrecourse carveouts in favor of the lender.

On November 13, 2009, we entered into the Fourth Amended and Restated Unsecured Promissory Note payable to Behringer Holdings, pursuant to which we may borrow a maximum of $40 million (“BHH Loan”). On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million. The outstanding principal balance under the BHH Loan at December 31, 2011 and 2010 was $11.1 million. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. While we would normally explore obtaining additional liquidity of this sort in the debt market, the debt market tightened, and we accessed support from our Sponsor instead. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

While there have been signs of improvement in the overall economy, we do not expect conditions to improve significantly in the near future. As a result, we expect that we will continue to require this liquidity support from our Sponsor during 2012. Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2012, potentially up to the borrowing limits thereunder. There is no guarantee that our Sponsor will provide additional liquidity to us.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a promissory note agreement with Behringer Holdings to borrow up to $0.9 million (“BHH Cassidy Ridge Loan”). Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. We continue to be in default under the loan agreement and all past due amounts may bear interest up to 12% per annum. The loan is subordinate to the Cassidy Ridge Loan Agreement. We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so. The outstanding principal balance under the loan was $0.9 million and $0.6 million at December 31, 2011 and 2010, respectively.

On December 6, 2011 we agreed to transfer ownership of Melissa Land, pursuant to a foreclosure, to the associated lender under the Melissa Land Loan as full satisfaction of the existing indebtedness. The outstanding balance under the loan agreement at the time of the foreclosure was $1.5 million.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

7. Notes Payable  – (continued)

As noted above, we or our subsidiaries were in default under the Palomar Residences Loan Agreement, Cassidy Ridge Loan Agreement and BHH Cassidy Ridge Loan at December 31, 2011. We remain in default under these loan agreements and are currently in negotiations with these lenders. There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders. As the lender under the Palomar Residences Loan Agreement and Cassidy Ridge Loan Agreement has demanded immediate payment of the entire loan balance, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender.

Generally, our notes payable mature approximately three to five years from origination. The Bank of America loan for Hotel Palomar and the Revolver Agreement contain cross-default and cross-collateralization provisions. The CULS loans for the Palomar Residences and Cassidy Ridge also contain cross-default and cross-collateralization provisions. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property. In addition, the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the 1211 Coit Road Loan, are nonrecourse to us.

Troubled Debt Restructuring

On June 30, 2011, we sold our Landmark I and II properties for a contract sales price of $16.2 million. The contract sales price retains a back-end promoted interest in distributable cash related to the buildings after the respective buyer has achieved a specified return. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in discontinued operations. Additionally, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender and as a result, we recognized a gain on troubled debt restructuring of approximately $3.1 million which is included in discontinued operations.

On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. The sale contract provides for that we retain a back-end promoted interest in distributable cash related to the building after the respective buyer has achieved a specified return. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million which is included in discontinued operations.

The following table summarizes our contractual obligations for principal payments on notes payable (excluding unamortized premiums) as of December 31, 2011:

Year	Amount
2012	$103,516
2013	9,108
2014	11,118
Thereafter	—
Total notes payable	$123,742

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

8. Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and results of operations. The hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Interest calculated on borrowings under our loan agreement related to the Hotel Palomar Bank of America Loan is based on the 30-day LIBOR plus an applicable margin. We entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR. The swap agreement was designated as a hedging instrument. Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet. We entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap. The amended interest rate swap, which expired in September 2010, was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences. As a result, changes in the fair value of the amended interest rate swap and related interest expense were recognized in “Loss on derivative instruments, net” on our consolidated statement of operations. For the year ended December 31, 2010, we recorded a gain of $0.9 million to adjust the carrying amount of the interest rate swap to its fair value and $0.9 million for related interest expense. For the year ended December 31, 2009, we recorded a gain of $0.8 million to adjust the carrying amount of the interest rate swap to its fair value and $1.3 million for related interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) related to the cash flow hedge were reclassified to earnings. The realized loss on interest rate derivatives for the year ended December 31, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss of $0.7 million. This amortization of the unrealized loss held in other comprehensive income to earnings took place over the remaining life of the original interest rate swap agreement, which had a maturity date of September 2009. We had no derivative financial instruments on our Consolidated Balance Sheet at December 31, 2011 and 2010.

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Derivatives not designated as hedging instruments	Location of Gain on Derivatives Recognized in Income	Amount of Gain on Derivatives Recognized in Income
		Year ended December 31,
		2010	2009
Interest rate swap	Loss on derivative instruments, net	$879	$818
Interest rate swap	Interest expense	—	(735)
Total		$879	$83

9. Commitments and Contingencies

We entered into a long-term full building lease at our 1221 Coit property on February 24, 2011. We had a remaining commitment for tenant improvements of approximately $1 million at December 31, 2011 as a result of the lease.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

10. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
Auditing expense	$375	$400	$601
Legal fees	93	306	105
Tax preparation fees	153	146	227
Directors' and officers' insurance	132	127	112
Transfer agent fees	97	106	146
Printing	29	32	73
Investor relations	17	10	1
Other	—	16	42
Advisor administrative services	—	—	243
	$896	$1,143	$1,550

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

Behringer Advisors II or its affiliates have received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors II or its affiliates have also received up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the years ended December 31, 2011, 2010 and 2009, Behringer Advisors II earned no acquisition and advisory fees nor were they reimbursed for acquisition related expenses.

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2011 and 2010 we incurred property management fees payable to our Property Manager of $0.2 million and $0.4 million, respectively, of which approximately $0.1 million and $0.3 million, respectively, is included in discontinued operations. During the year ended December 31, 2009 we incurred property management fees payable to our Property Manager of $0.4 million of which approximately $0.3 million is included in loss from discontinued operations.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

11. Related Party Arrangements  – (continued)

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2011, we incurred asset management fees of $1 million, of which approximately $0.1 million was capitalized to real estate inventory, approximately $0.1 million was included in loss from discontinued operations and approximately $50,000 was waived. During the year ended December 31, 2010, we incurred asset management fees of $1.1 million, of which approximately $0.2 million was capitalized to real estate inventory, $0.3 million was included in loss from discontinued operations and approximately $65,000 was waived. During the year ended December 31, 2009, we incurred asset management fees of $1.1 million, of which $0.1 million was capitalized to real estate, $0.3 million was included in loss from discontinued operations and $31,000 was waived.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions. Since the conditions above have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2011, 2010 and 2009.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. Behringer Advisors II charged us no such debt financing fees for the years ended December 31, 2011, 2010 and 2009.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement. For the year ended December 31, 2011 we incurred $0.3 million for administrative services, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $3.7 million for reimbursement of operating expenses for the year ended December 31, 2011, which is classified as a capital contribution on our consolidated statement of equity (deficit). For the year ended December 31, 2010, we incurred such costs for administrative services totaling $0.4 million, all of which were waived. In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010, which is also classified as capital contributions from our general partners on our consolidated statement of equity (deficit). For the year ended December 31, 2009, we incurred such costs for administrative services totaling $0.5 million of which approximately $0.2 million was waived. In addition, Behringer Advisors II waived $0.1 million for reimbursement of expenses for the year ended December 31, 2009.

On November 13, 2009, we entered into the Amended BHH Loan. On December 31, 2010 and 2009 Behringer Holdings forgave $2.8 million and $15 million, respectively, of principal borrowings and all accrued interest thereon, which have been accounted for as capital contributions by our General Partners. The outstanding principal balance under the Amended BHH Loan as of December 31, 2011 and 2010 was $11.1 million. We entered into the 2011 Amended BHH Loan on March 29, 2011. Borrowings under the 2011

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

11. Related Party Arrangements  – (continued)

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

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. The loan is subordinate to the Cassidy Ridge Loan Agreement. We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so. The outstanding principal balance under the loan was $0.9 million and $0.6 million at December 31, 2011 and 2010, respectively.

While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future. Management expects that the current volatility in the capital markets will continue, at least in the short-term. As a result, we expect that we will continue to require liquidity support from our Sponsor through December 2012. Our Sponsor, subject to its approval, may make available to us additional funds under the 2011 Amended BHH Loan, potentially up to the borrowing limits thereunder. There is no guarantee that our Sponsor will provide additional liquidity to us.

At December 31, 2011 and 2010, we had payables to related parties of approximately $3.4 million and $2.3 million, respectively. These balances consist primarily of interest accrued on the Amended BHH Loan and management fees payable to our Property Manager.

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

12. Discontinued Operations

On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million. On June 30, 2011, we sold Landmark I and Landmark II. The contract sales price for Landmark I and II of $16.2 million was used to fully satisfy the existing indebtedness associated with the property, after closing costs, resulting in a gain on troubled debt restructuring of approximately $4.9 million. In addition, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender which resulted in a gain on troubled debt restructuring of approximately $3.1 million. We also sold five previously leased condominiums at the Palomar Residences.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

12. Discontinued Operations  – (continued)

In accordance with GAAP, the results of operations for 5050 Quorum, Landmark I and II and Plaza Skillman are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation. The following table summarizes the results of discontinued operations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Total revenues	$3,508	$6,381	$5,776
Expenses
Property operating expenses	2,022	2,443	2,451
Asset impairment loss	10,140	2,774	—
Interest expense	2,385	2,127	1,816
Real estate taxes	414	847	1,010
Property and asset management fees	280	536	564
Depreciation and amortization	1,250	2,410	2,235
Total expenses	16,491	11,137	8,076
Interest income	2	1	—
Gain on sale of assets	59	—	—
Gain on troubled debt restructuring	12,842	—	—
Net loss	$(80)	$(4,755)	$(2,300)

13. Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2011, 2010 and 2009 is recalculated as follows:

	2011	2010	2009
Net loss attributable to the Partnership for financial statement purposes	$(48,141)	$(16,614)	$(13,038)
Adjustments:
Organization and start-up costs	—	—	(3)
Bad debt expense	(43)	(49)	(24)
Straight line rent	194	438	106
Prepaid rent	(243)	(71)	(137)
Other	(78)	50	(250)
Forgiveness of debt by affiliate	—	10,062	15,458
Depreciation	52	231	(86)
Amortization	(1,240)	127	231
Inventory valuation adjustment	26,768	(197)	541
Asset impairment loss	21,765	2,345	—
Cost of real estate inventory sales adjustment	(2,539)	(874)	—
Gain on dispositions	(19,610)	—	—
Income/loss from investments in partnerships	(495)	(225)	(993)
Taxable income (loss) (unaudited)	$(23,610)	$(4,777)	$1,805

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Consolidated Financial Statements

13. Income Tax Basis Net Income (Unaudited)  – (continued)

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, impairment losses and gains (losses) from sales of property. As a result of these differences, the book value of our fixed assets exceeds the tax basis by $55.5 million at December 31, 2011 and $30.6 million at December 31, 2010.

14. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2011 and 2010 (in thousands, except per unit amounts).

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$5,205	$4,745	$6,324	$7,931
Loss from continuing operations	(4,148)	(10,398)	(25,533)	(9,998)
Income (loss) from discontinued operations	(1,110)	(4,407)	965	4,472
Net loss attributable to noncontrolling interest	284	494	546	692
Net loss attributable to the Partnership	$(4,974)	$(14,311)	$(24,022)	$(4,834)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.46)	$(1.32)	$(2.23)	$(0.44)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$4,084	$5,059	$4,874	$4,369
Loss from continuing operations	(4,025)	(2,287)	(2,369)	(5,278)
Income (loss) from discontinued operations	(591)	(3,424)	80	(820)
Net loss attributable to noncontrolling interest	534	465	507	594
Net loss attributable to the Partnership	$(4,082)	$(5,246)	$(1,782)	$(5,504)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.38)	$(0.49)	$(0.17)	$(0.50)

Behringer Harvard Short-Term Opportunity Fund I LP

Valuations and Qualifying Accounts
Schedule II
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2011	$58	$96	$—	$70	$84
Year ended December 31, 2010	142	5	—	89	58
Year ended December 31, 2009	254	279	—	391	142

Behringer Harvard Short-Term Opportunity Fund I LP

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(in thousands)

	Market	Encumbrances	Initial cost		Adjustments to basis(1)	Transfers		Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Property Name			Land	Buildings
1221 Coit Road	Dallas, TX	9,108	3,500	2,955	2,704	—		9,159	955	1986	10/4/2004	(2)
Hotel Palomar and Residences	Dallas, TX	64,022	7,356	31,920	47,743	(30,019	)(3)	57,000	6,304	2006	11/8/2004	(4)
250/290 John Carpenter Freeway	Dallas, TX	9,650	4,797	16,991	1,395	—		23,183	7,678	1976	4/4/2005	(2)
Cassidy Ridge	Telluride, CO	27,650	—	—	28,113	(28,113	)(3)	—	—	2011	5/15/2006
Totals		$110,430	$15,653	$51,866	$79,955	$(58,132)		$89,342	$14,937

(1)	Includes adjustments to basis, such as impairment losses.
(2)	Buildings are 25 years
(3)	Transferred to real estate inventory
(4)	Hotel is 39 years

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Real estate:
Balance at beginning of year	$149,611	$149,743	$135,009
Additions	2,638	697	399
Disposals and write-offs	(32,762)	(5,210)	(149)
Cost of real estate sold	(30,145)	—	—
Reclass from real estate inventory	—	4,381	14,484
Balance at end of the year	$89,342	$149,611	$149,743
Accumulated depreciation:
Balance at beginning of year	$21,487	$16,783	$12,466
Depreciation expense	3,916	4,988	4,466
Disposals and write-offs	(10,466)	(284)	(149)
Balance at end of the year	$14,937	$21,487	$16,783

******

Index to Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed and incorporated by reference to Form 8-K filed September 5, 2008)
3.2	Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)
4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed June 3, 2003)
10.1	Purchase Agreement by and between Behringer Harvard Landmark LP and Forest City Commercial Development, Inc. (previously filed and incorporated by reference to Form 10-Q filed August 15, 2011)
10.2	Reinstatement of Sixth Amendment to Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Forest City Commercial Development, Inc. (previously filed and incorporated by reference to Form 10-Q filed November 14, 2011)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification
31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification
32.1*	Section 1350 Certifications**
101*	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity (deficit), (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.***

*	filed or furnished herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

30