Form 10-Q
period 2012-03-31
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2012-05-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

FORM 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	March 31,	Decmber 31,
	2012	2011
Assets
Real estate
Land	$13,459	$13,459
Buildings and improvements, net	59,401	60,946
Total real estate	72,860	74,405

Real estate inventory, net	28,861	28,849
Cash and cash equivalents	2,830	3,296
Restricted cash	877	2,731
Accounts receivable, net	3,310	2,912
Prepaid expenses and other assets	823	828
Furniture, fixtures, and equipment, net	310	330
Deferred financing fees, net	536	591
Lease intangibles, net	2,044	2,084
Total assets	$112,451	$116,026

Liabilities and Equity (deficit)
Liabilities
Notes payable	$110,824	$111,724
Notes payable to related party	12,018	12,018
Accounts payable	756	692
Payables to related parties	3,789	3,424
Accrued liabilities	8,389	8,948
Total liabilities	135,776	136,806

Commitments and contingencies

Equity (deficit)
Partners' capital (deficit)
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at March 31, 2012 and December 31, 2011	(54,894)	(52,909)
General partners	38,437	38,437
Partners' capital (deficit)	(16,457)	(14,472)
Noncontrolling interest (deficit)	(6,868)	(6,308)
Total equity (deficit)	(23,325)	(20,780)
Total liabilities and equity (deficit)	$112,451	$116,026

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per unit amounts)

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
Revenues
Rental revenue	$1,542	$1,104
Hotel revenue	3,473	4,077
Total revenues	5,015	5,181

Expenses
Property operating expenses	3,506	3,553
Asset impairment loss	-	2,700
Interest expense, net	2,275	917
Real estate taxes, net	540	442
Property and asset management fees	359	327
General and administrative	176	207
Depreciation and amortization	767	1,194
Total expenses	7,623	9,340

Interest income	51	60
Loss from continuing operations before income taxes	(2,557)	(4,099)

Provision for income taxes	(32)	(48)
Loss from continuing operations	(2,589)	(4,147)

Income (loss) from discontinued operations	44	(1,111)

Net loss	(2,545)	(5,258)

Noncontrolling interest in continuing operations	573	283
Noncontrolling interest in discontinued operations	(13)	1
Net loss attributable to noncontrolling interest	560	284

Net loss attributable to the Partnership	$(1,985)	$(4,974)

Amounts attributable to the Partnership
Continuing operations	$(2,016)	$(3,864)
Discontinued operations	31	(1,110)
Net loss attributable to the Partnership	$(1,985)	$(4,974)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804

Net loss per limited partnership unit - basic and diluted
Loss from continuing operations attributable to the Partnership	$(0.19)	$(0.36)
Loss from discontinued operations attributable to the Partnership	-	(0.10)
Basic and diluted net loss per limited partnership unit	$(0.19)	$(0.46)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Equity (deficit)

(Unaudited)

(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2012	$38,437	$-	10,804	$74,522	$(127,431)	$(6,308)	$(20,780)

Net loss					(1,985)	(560)	(2,545)

Notes receivable						(21)	(21)

Contributions	-					21	21

Balance as of March 31, 2012	$38,437	$-	10,804	$74,522	$(129,416)	$(6,868)	$(23,325)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2011	$34,729	$-	10,804	$74,522	$(79,290)	$(4,113)	$25,848

Net loss					(4,974)	(284)	(5,258)

Notes receivable						(195)	(195)

Contributions	2,062					195	2,257

Balance as of March 31, 2011	$36,791	$-	10,804	$74,522	$(84,264)	$(4,397)	$22,652

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net loss	$(2,545)	$(5,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	1,812
Asset impairment loss	-	2,700
Gain on sale of assets	(44)	-
Changes in operating assets and liabilities:
Real estate inventory	(12)	(1,275)
Accounts receivable	(398)	24
Prepaid expenses and other assets	5	16
Lease intangibles	-	(682)
Accounts payable	64	12
Accrued liabilities	(30)	(196)
Payables or receivables with related parties	365	326
Cash used in operating activities	(1,766)	(2,521)

Cash flows from investing activities
Proceeds from sale of assets	906	-
Capital expenditures for real estate	(561)	80
Change in restricted cash	1,854	(461)
Cash provided by (used in) investing activities	2,199	(381)

Cash flows from financing activities
Proceeds from notes payable	612	1,403
Proceeds from note payable to related party	-	325
Payments on notes payable	(1,511)	(30)
Payments on capital lease obligations	-	(17)
Financing costs	-	(2)
Contributions from general partners	-	2,062
Cash provided by (used in) financing activities	(899)	3,741

Net change in cash and cash equivalents	(466)	839
Cash and cash equivalents at beginning of period	3,296	2,040
Cash and cash equivalents at end of period	$2,830	$2,879

Supplemental disclosure:
Interest paid, net of amounts capitalized	$716	$1,107

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$21	$195
Capital expenditures for real estate in accrued liabilities	$452	$43

Non-cash financing activities:
Contributions from noncontrolling interest holder	$21	$195

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop. We used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties (one of which has been converted to a data center), one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. We do not actively engage in the business of operating the hotel. As of March 31, 2012, four of the twelve properties we acquired remain in our portfolio. Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity and our ability to resolve our current debt maturities. During the three months ended March 31, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.1 million. During the three months ended March 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $2.2 million, of which $2.1 million was classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit). Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern.

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

In order to provide additional liquidity for the execution of our current business plan, we have identified certain assets for disposition in 2012. We continue to work towards a sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet and plan to sell additional condominium assets during the year. We sold four properties during the year ended December 31, 2011. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

The effects of the recent economic downturn have caused us to reconsider our strategy for certain of our properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions. In those cases where we believe the value of a property is not likely to recover in the near future, we believe there are more effective uses for our capital, and as a result we may cease making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We are in active negotiations with certain lenders to refinance or restructure debt in a manner that we believe is the best outcome for us and our unitholders and expect that some loans may be resolved through a discounted purchase or payoff of the debt and, in certain situations, other loans may be resolved by negotiating agreements conveying the properties to the lender as we did with two properties during the year ended December 31, 2011.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Of our $122.8 million in notes payable at March 31, 2012, $51.3 million has matured and is subsequently in default and an additional $50.8 million is scheduled to mature in the next twelve months. As of March 31, 2012, of our $122.8 million in notes payable, $110.4 million was secured by properties and $99.9 million was recourse to us. We continue to have negotiations and discussions with lenders to modify or restructure loans, outcomes of which may include a sale to a third party or returning the property to the lender. We may also consider putting certain of our subsidiaries into bankruptcy in order to protect our interest in the property. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demand immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

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

The preparation of financial statements of a going concern generally contemplates realization of assets and settlement of liabilities in the normal course of business.  The conditions and events described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.  Our current plans are to use proceeds from the disposition of properties and additional borrowings to make payments on our outstanding debt until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off, pay for on-going capital needs, fund operations and, if available, make special distributions to our unitholders.  For property-related loans that have matured, we are negotiating discounted loan payoffs or the transfer of the relevant property to the lender.

2.	Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying condensed consolidated balance sheet as of March 31, 2012 and our condensed consolidated statements of operations, equity and cash flows for the periods ended March 31, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended March 31, 2012 and 2011. Such adjustments are of a normal recurring nature.

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

Real Estate

As of March 31, 2012 and December 31, 2011, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Buildings and	Lease
As of March 31, 2012	Improvements	Intangibles
Cost	$74,934	$2,728
Less: depreciation and amortization	(15,533)	(684)
Net	$59,401	$2,044

	Buildings and	Lease
As of December 31, 2011	Improvements	Intangibles
Cost	$75,883	$2,728
Less: depreciation and amortization	(14,937)	(644)
Net	$60,946	$2,084

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell. We had no properties classified as held for sale as of March 31, 2012 or December 31, 2011.

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

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011 and 2012, thus decreasing our projected hold period for these investments. As a result of a bona fide purchase offer, we recorded non-cash impairment charges of approximately $2.7 million for the three months ended March 31, 2011. There was no asset impairment loss for the three months ended March 31, 2012.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value. We determine the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration factors such as current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs, appraisals and management’s plans for the property. Estimates used in the determination of the estimated fair value of real estate inventory are based on factors known to management at the time such estimates are made. We recognized no inventory valuation adjustments for the three months ended March 31, 2012 and 2011.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2012 was $0.3 million and the net decrease to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2011 was $0.1 million. As discussed above, our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

During the three months ended March 31, 2012, we issued notes receivable totaling approximately $21,000 to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”). Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our condensed consolidated statement of equity (deficit) for the three months ended March 31, 2012.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements except for disclosures.

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

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. There was no asset impairment loss for the three months ended March 31, 2012. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for those investments. We entered into a contract for the sale of 250/290 John Carpenter Freeway in 2011. The contract sales price of the property, which provides for contingent consideration, was less than our carrying value of the asset, thus we recognized an asset impairment loss of approximately $10.2 million for the year ended December 31, 2011. In addition, as a result of projected sales prices and the subsequent return of the property to the lender, we recognized an asset impairment loss of approximately $1.4 million for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. On June 14, 2011 we entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011. The contract sales price of $16.2 million, which retains a back-end promoted interest in distributable cash related to the buildings if a certain threshold is met, was less than our carrying value of the asset. As a result, we recognized an asset impairment loss of approximately $8.6 million for the year ended December 31, 2011. We sold 5050 Quorum on December 16, 2011. The contract sales price was less than our carrying value and as a result we recognized an asset impairment loss of approximately $1.6 million for the year ended December 31, 2011. Asset impairment losses recognized for Landmark I, Landmark II and 5050 Quorum were included in discontinued operations in our consolidated statements of operations on Form 10-K for the year ended December 31, 2011.

The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rates of return that we estimated would be used by a market participant in valuing this asset and third-party opinions of values.

Inventory Valuation Adjustment

The housing and related condominium market continued to experience difficult conditions, and as a result we evaluated our real estate inventory for potential impairment. As a result of our evaluations, for the year ended December 31, 2011 we recognized inventory valuation adjustments of $26.3 million related to our Cassidy Ridge condominiums. The inputs used to calculate the fair value of these assets included current local market conditions, current selling prices, estimated future selling prices, costs spent to date and estimated additional future costs.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis for the year ended December 31, 2011. We had no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012.

				Total
December 31, 2011	Level 1	Level 2	Level 3	Fair Value	Loss (1)
Real estate	$-	$18,374	$1,496	$19,870	$(11,625)
Real estate inventory, net	-	2,289	23,331	25,620	(26,768)
Total	$-	$20,663	$24,827	$45,490	$(38,393)

(1) Excludes approximately $10.1 million of impairment loss included in discontinued operations for the year ended December 31, 2011 as presented in our Form 10-K filed with the SEC.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Disclosures

Fair value of financial instruments

The notes payable totaling approximately $122.8 million and $123.7 million as of March 31, 2012 and December 31, 2011, respectively, have a fair value of approximately $121.9 million and $122.7 million, respectively. The fair value of our notes payable is categorized as Level 2 in the fair value hierarchy.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to us for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

As of March 31, 2012 and December 31, 2011, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value.

The fair value estimates presented herein are based on information available to our management as of March 31, 2012 and December 31, 2011. We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of March 31, 2012 and December 31, 2011, we owned interests in a data center, an office building, a hotel redevelopment with an adjoining condominium development and a condominium project. In the aggregate, the data center and office property represent approximately 0.7 million rentable square feet. The following table presents certain additional information about our properties as of March 31, 2012:

		Date	Approx. Rentable		Approximate	Ownership
Property Name	Location	Acquired	Square Footage	Description	% Leased	Interest
1221 Coit Road	Dallas, Texas	10/04/04	125,030	two-story data center	100%	90%
Hotel Palomar and Residences	Dallas, Texas	11/08/04	475,000	redevelopment property	n/a	70%
250/290 John Carpenter Freeway (1)	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%
Cassidy Ridge	Telluride, Colorado	05/15/06	condominiums	development property	n/a	100%

1)	We have entered into a contract to sell the property

7.	Capitalized Costs

Cassidy Ridge is a 1.56 acre site in Telluride, Colorado on which we constructed 23 luxury condominium units. Certain costs associated with the Cassidy Ridge development were capitalized. Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we no longer capitalized indirect costs associated with the project. For the three months ended March 31, 2011 we capitalized a total of $0.5 million in costs associated with the development of Cassidy Ridge to real estate inventory. The amount of costs capitalized for the period ended March 31, 2011 is net of $0.6 million in vendor credits received. We capitalized $0.7 million in interest costs for Cassidy Ridge during the three months ended March 31, 2011.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Notes Payable

The following table sets forth the principal balance of our notes payable as of March 31, 2012 and December 31, 2011:

	Balance		Stated	Maturity
Description	March 31, 2012	December 31, 2011	Interest Rate (6)	Date
1221 Coit Road Loan - Hampshire Lending	$9,639	$9,108	10.0%	11/1/2013
Palomar Residences - Credit Union Liquidity Services (1)	21,381	22,804	Prime + 1.0% (2)	10/1/2011 (5)
Hotel Palomar - Bank of America	41,139	41,218	30-day LIBOR + 3.5% (3)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Cassidy Ridge Loan - Credit Union Liquidity Services	27,721	27,650	6.5% (4)	10/1/2011 (5)
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	110,824	111,724
BHH Loan - related party	11,118	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan - related party	900	900	5.0%	10/1/2011
Notes payable related party	12,018	12,018
	$122,842	$123,742

(1)	Note was sold to an affiliate of Westdale Capital on April 18, 2012.

(2)	Prime rate at March 31, 2012 was 3.25%.

(3)	30-day LIBOR was 0.24% at March 31, 2012.

(4)	Rate is the higher of prime plus 1.5% or 6.5%.

(5)	Currently in negotiations with the lender.

(6)	For each of our loans that are in default, we may incur default interest rates.

Of our $122.8 million in notes payable at March 31, 2012, $51.3 million has matured, and is subsequently in default and an additional $50.8 million is scheduled to mature in the next twelve months. As of March 31, 2012, of our $122.8 million in notes payable, $110.4 million was secured by properties and $99.9 million was recourse to us. We continue to have negotiations and discussions with lenders to modify or restructure loans, outcomes of which may include a sale to a third party or returning the property to the lender. We may also consider putting certain of our subsidiaries into bankruptcy in order to protect our interest in the property. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demand immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

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

The Mockingbird Commons Partnership entered into a promissory note payable to Credit Union Liquidity Services, LLC, f/k/a Texans Commercial Capital, LLC (“CULS”), an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Palomar Residences Loan Agreement”) to construct luxury high-rise condominiums (“Palomar Residences”). The outstanding principal balance under the Palomar Residences Loan Agreement was $21.4 million at March 31, 2012 and $22.8 million at December 31, 2011. The borrower did not pay the outstanding principal balance, together with all accrued, but unpaid interest due on the maturity date of October 1, 2011, as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Palomar Residences Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding loan balance and all accrued but unpaid interest. The note was sold by CULS to an affiliate of Westdale Capital on April 18, 2012. We have ceased making debt service payments and continue to be in default of the loan agreement. All past due amounts may bear interest up to maximum amounts under applicable law. We are in discussions with the new lender and intend to use all options available to defend and protect our interest in the property including putting the Mockingbird Commons Partnership into bankruptcy.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We sold two condominium units in the Palomar Residences during the three months ended March 31, 2012. All of the proceeds from the sales of condominiums in were used to pay down the outstanding balance under the Palomar Residences Loan Agreement.

Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a promissory note payable to CULS, whereby the borrower was permitted to borrow a total principal amount of $27.7 million (“Cassidy Ridge Loan Agreement”) to construct 23 condominium units in Telluride, Colorado (“Cassidy Ridge”). We assigned a second lien position on Cassidy Ridge to the lender in the amount of $12.6 million as additional security to the Palomar Residences Loan Agreement which no longer exists as a result of the sale of the Palomar Residences Loan Agreement by CULS to an unrelated third party on April 18, 2012. The default under the Palomar Residences Loan Agreement created a cross-default under the Cassidy Ridge Loan Agreement. The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011, which amount was not paid as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Cassidy Ridge Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding principal balance of $27.7 million and all accrued but unpaid interest. The outstanding principal balance under the loan agreement was $27.7 million at March 31, 2012. We have ceased making debt service payments and continue to be in default under the loan agreement. All past due amounts may bear interest up to maximum amounts under applicable law.

On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million. The outstanding principal balance under the BHH Loan at March 31, 2012 and December 31, 2011 was $11.1 million. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

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

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. The loan is subordinate to the Cassidy Ridge Loan Agreement. We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so. The outstanding principal balance under the loan was $0.9 million at March 31, 2012 and December 31, 2011, respectively.

As noted above, we or our subsidiaries were in default under the Palomar Residences Loan Agreement, Cassidy Ridge Loan Agreement and BHH Cassidy Ridge Loan at March 31, 2012. We remain in default under these loan agreements and continue to have negotiations and discussions with the lenders. There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders. As the lenders under the Palomar Residences Loan Agreement and Cassidy Ridge Loan Agreement have demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender or putting certain of our subsidiaries into bankruptcy in order to protect our interest in the property.

Generally, our notes payable mature approximately three to five years from origination. The Bank of America loan for Hotel Palomar and the Revolver Agreement contain cross-default and cross-collateralization provisions. As of April 2012 the CULS loans for the Palomar Residences and Cassidy Ridge no longer contain cross-default and cross-collateralization provisions. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property. In addition, the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the 1221 Coit Road Loan, are nonrecourse to us.

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. We incurred property management fees payable to our Property Manager of less than $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, of which $60,000 is included in discontinued operations for the three months ended March 31, 2011.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the three months ended March 31, 2012, we incurred asset management fees of $0.2 million. During the three months ended March 31, 2011, we incurred asset management fees of $0.3 million, of which less than $0.1 million was capitalized to real estate inventory, less than $0.1 million was included in loss from discontinued operations and approximately $15,000 was waived.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions. Since the conditions above have not been met at this time, we incurred no such real estate commissions for the three months ended March 31, 2012 and 2011.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement. For the three months ended March 31, 2012 we incurred $0.1 million for administrative services, all of which was waived. For the three months ended March 31, 2011 we incurred such costs for administrative services totaling $0.1 million, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $2.1 million for reimbursement of operating expenses for the three months ended March 31, 2011, which was classified as capital contributions on our condensed consolidated statement of equity (deficit).

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million. The outstanding principal balance under the BHH Loan at March 31, 2012 and December 31, 2011 was $11.1 million. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. The maturity date of all borrowings and accrued but unpaid interest is March 29, 2014.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. The loan is subordinate to the Cassidy Ridge Loan Agreement. We have not received notice of demand for payment from Behringer Holdings and they currently have no intention to do so. The outstanding principal balance under the loan was $0.9 million at March 31, 2012 and December 31, 2011, respectively.

We had payables to related parties of approximately $3.8 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively. These balances consist primarily of interest accrued on the BHH Loan and management fees payable to our Property Manager.

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

On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property. On June 30, 2011, we sold Landmark I and Landmark II. The contract sales price for Landmark I and II of $16.2 million was used to fully satisfy the existing indebtedness associated with the property. The contract sales price for all of these properties retains a back-end promoted interest in distributable cash related to the buildings. In addition, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender. We also sold two previously leased condominiums at the Palomar Residences during the three months ended March 31, 2012 and an additional five in 2011.

In accordance with GAAP, the results of operations for the properties above are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation. The following table summarizes the results of discontinued operations for the three months ended March 31, 2012 and 2011:

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Total revenues	$12	$1,512

Expenses
Property operating expenses	3	746
Asset impairment loss	-	-
Interest expense	-	1,002
Real estate taxes	3	240
Property and asset management fees	-	130
Depreciation and amortization	6	506
Total expenses	12	2,624

Interest income	-	1
Gain on sale of assets	44	-

Net loss income (loss)	$44	$(1,111)

11.	Subsequent Events

The note payable under the Palomar Residences Loan Agreement was sold by CULS to an affiliate of Westdale Capital on April 18, 2012. We continue to be in default of the loan agreement and all past due amounts may bear interest up to maximum amounts under applicable law. We are in discussions with the new lender and intend to use all options available to defend and protect our interest in the property including putting the Mockingbird Commons Partnership into bankruptcy.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and the factors described below:

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

Our cash and cash equivalents were $2.8 million at March 31, 2012. Our principal demands for funds in the next twelve months and beyond will be for the payment of costs associated with lease-up of available space at our operating properties, Partnership operating expenses and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity and our ability to resolve our current debt maturities. Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern. During the three months ended March 31, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.1 million. During the three months ended March 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $2.2 million, of which $2.1 million was classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit).

In order to provide additional liquidity for the execution of our current business plan, we have identified certain assets for disposition in 2012. We continue to work towards a sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet and plan to sell additional condominium assets during the year. We sold four properties and returned two properties during the year ended December 31, 2011. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives. In addition, to preserve cash, it may be in the best interests of unitholders to allow lenders to take possession of certain properties when they are no longer economically viable, as we did with two properties during the year ended December 31, 2011.

Of our $122.8 million in notes payable at March 31, 2012, $51.3 million has matured and is subsequently in default and an additional $50.8 million is scheduled to mature in the next twelve months. As of March 31, 2012, of our $122.8 million in notes payable, $110.4 million was secured by properties and $99.9 million was recourse to us. We continue to negotiate with the lenders to refinance or restructure the loans. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demand immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

As previously noted, we or our subsidiaries were in default under the Palomar Residences Loan Agreement, Cassidy Ridge Loan Agreement and BHH Cassidy Ridge Loan at March 31, 2012. We remain in default under these loan agreements and continue to have negotiations and discussions with these lenders. There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders. As the lenders under the Palomar Residences Loan Agreement and Cassidy Ridge Loan Agreement have demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender or putting certain of our subsidiaries into bankruptcy in order to protect our interest in the property.

Generally, our notes payable mature approximately three to five years from origination. The Bank of America loan for Hotel Palomar and the Revolver Agreement contain cross-default and cross-collateralization provisions. As of April 2012 the CULS loans for the Palomar Residences and Cassidy Ridge no longer contain cross-default and cross-collateralization provisions. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. Each loan, with the exception of the Mockingbird Commons Partnership Loans and the BHH Loan, is secured by the associated real property. In addition, the Mockingbird Commons Partnership Loans, the BHH Loan, the BHH Cassidy Ridge Loan and the 1211 Coit Road Loan, are nonrecourse to us.

The preparation of financial statements of a going concern generally contemplates realization of assets and settlement of liabilities in the normal course of business.  The conditions and events described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.  Our current plans are to use proceeds from the disposition of properties and additional borrowings to make payments on our outstanding debt until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off, pay for on-going capital needs, fund operations and, if available, make special distributions to our unitholders.  For property-related loans that have matured, we are negotiating discounted loan payoffs or the transfer of the relevant property to the lender.

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

Real Estate Inventory

Real estate inventory is stated at the lower of cost or fair market value and consists of condominiums. In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

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

Market Overview

After several months of positive economic reports, March 2012 reports were a disappointment. Economic data related to employment, housing and manufacturing were below analysts’ expectations. Whether 2012 will be a repeat of the last two years, when the year started off favorably but slowed in the spring remains to be seen. On the positive side, there are a few differences between this period and the other years. Oil prices, which were a significant cause for last year’s slump, have begun to moderate and with demand down, these trends may continue. The European debt crisis, although still not fully resolved, does not appear to have the same effect on the U.S. financial markets as in the past. Also, the natural disasters that disrupted global supply chains have not reoccurred. We are also encouraged by the Federal Reserve’s statements that the recovery is still on track for modest growth.

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

Three of our four remaining real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area. We have a data center that is 100% leased under a long-term lease and we continue to work towards leasing and selling our 250/290 John Carpenter building which was 18% leased at March 31, 2012. We did not experience any significant tenant defaults resulting in the loss of material rental income during the three months ended March 31, 2012. Additionally, as it relates to the hotel within our portfolio, Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States decreased from 60.1% in the fourth quarter of 2011 to 56.8% in the first quarter of 2012. The national overall Average Daily Rate (“ADR”) increased from $101.64 in the fourth quarter of 2011 to $103.54 in the first quarter of 2012. The hotel industry is expected to see modest growth in 2012.

Current economic conditions discussed above make it difficult to predict future operating results. There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Continuing Operations

We had two wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of March 31, 2012. We had eight wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of March 31, 2011 of which four were sold and two returned to the respective lender during the year ended December 31, 2011. All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended March 31, 2012 and 2011.

Rental Revenue. Rental revenue for the three months ended March 31, 2012 and 2011 was $1.5 million and $1.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases. The increase in rental revenue for the three month period ended March 31, 2012 was primarily the result of the long-term full building lease that began October 1, 2011 at 1221 Coit Road. Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the three months ended March 31, 2012 and 2011 was $3.5 million and $4.1 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar. The decrease in hotel revenue was primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011. As the hospitality industry continues to see modest growth in the future, we anticipate hotel revenue to also increase.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2012 and 2011 were $3.5 million and $3.6 million, respectively, and were comprised of expenses related to the daily operations of our properties. We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the three months ended March 31, 2011 was $2.7 million. In order to execute our business plan and provide additional equity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period. On April 20, 2011, we entered into a contract for the sale of 250/290 John Carpenter Freeway. The contract sales price of $27.0 million was less than our carrying value of the asset. As a result, we recognized an asset impairment loss of approximately $2.7 million for the three months ended March 31, 2011 to adjust the carrying value of the asset to estimated fair value. There was no asset impairment loss for the three months ended March 31, 2012. Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2012 and 2011 was $2.3 million and $0.9 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties. The increase in interest expense during the three months ended March 31, 2012 was primarily due to the accrual of default interest on certain loans during the period and interest costs for Cassidy Ridge no longer being capitalized as a result of the construction being completed. We capitalized interest costs of $0.7 million for Cassidy Ridge during the three months ended March 31, 2011.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2012 and 2011 were $0.5 million and $0.4 million, respectively, and were comprised of real estate taxes from each of our properties. We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2012 and 2011 were $0.4 million and $0.3 million, respectively, and were comprised of property and asset management fees from our consolidated properties. Asset management fees of approximately $15,000 were waived by Behringer Advisors II for the three months ended March 31, 2011. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for each of the three months ended March 31, 2012 and 2011 were $0.2 million. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Our advisor waived reimbursement of general and administrative expenses of $0.1 million for each of the three months ended March 31, 2012 and 2011. We expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $0.8 million and $1.2 million, respectively, and included depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. The decrease for the three months ended March 31, 2012 was the result of certain furniture, fixtures and equipment becoming fully depreciated in 2011.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.3 million, respectively, and represented the other partners’ proportionate share of losses from investments in the partnerships that we consolidate.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2012 was $1.8 million and was comprised primarily of the net loss of approximately $2.5 million, adjusted for depreciation and amortization of $0.8 million. Cash used in operating activities for the three months ended March 31, 2011 was $2.5 million and was comprised of the net loss of approximately $5.3 million, adjusted for depreciation and amortization of $1.8 million and non-cash impairment charges of $2.7 million, offset by an increase in real estate inventory of $1.3 million and changes in other operating assets and liabilities of $0.5 million.

Cash provided by investing activities for the three months ended March 31, 2012 was $2.2 million and was comprised of proceeds from the sale of condominiums at the Palomar Residences of $0.9 million and the change in restricted cash related to our properties of approximately $1.8 million, partially offset by capital expenditures of $0.5 million. Cash used in investing activities for the three months ended March 31, 2011 was $0.4 million and was primarily comprised of an increase in restricted cash related to our properties.

Cash used in financing activities for the three months ended March 31, 2012 was $0.9 million and consisted of payments on notes payable, net of proceeds. Cash provided by financing activities for the three months ended March 31, 2011 was $3.7 million and consisted primarily of proceeds from notes payable, net of payments, of $1.7 million and contributions from Behringer Advisors II of $2.1 million.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties. NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity. NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements. To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided. Our calculations of NOI for the three months ended March 31, 2012 and 2011 are presented below (in thousands).

	Three months ended
	March 31, 2012	March 31, 2011

Total revenues	$5,015	$5,181

Operating expenses
Property operating expenses	3,506	3,553
Real estate taxes, net	540	442
Property and asset management fees	359	327
Cost of real estate inventory sales	-	-
Less: Asset management fees	(203)	(148)
Total operating expenses	4,202	4,174

Net operating income	$813	$1,007

Reconciliation to Net loss
Net operating income	$813	$1,007

Less: Depreciation and amortization	(767)	(1,194)
General and administrative expenses	(176)	(207)
Interest expense, net	(2,275)	(917)
Asset management fees	(203)	(148)
Asset impairment loss	-	(2,700)
Provision for income taxes	(32)	(48)
Add: Interest income	51	60
Income (loss) from discontinued operations	44	(1,111)

Net loss	$(2,545)	$(5,258)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”). Our calculations of Net Cash From Operations for the three months ended March 31, 2012 and 2011 are presented below (in thousands):

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Net loss	$(2,545)	$(5,258)
Net loss attributable to noncontrolling interest	560	284

Adjustments
Real estate depreciation and amortization (1)	603	1,693
Impairment charges	-	2,700
Debt service, net of amounts capitalized (1)	(576)	(1,565)
Capital improvements (1)	(457)	(72)
Net cash from operations	$(2,415)	$(2,218)

(1)	Represents our ownership portion of the properties that we consolidate.

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

Although not required to do so, we will generally seek to sell our real estate properties for cash. We may, however, accept terms of payment from a buyer that include purchase money obligations secured by mortgages as partial payment, depending upon then-prevailing economic conditions customary in the area in which the property being sold is located, credit of the buyer and available financing alternatives. Some properties we sell may be sold on an installment basis under which only a portion of the sales price will be received in the year of sale, with subsequent payments spread over a number of years. In such event, our full distribution of the net proceeds of any sale may be delayed until the notes are paid, sold or financed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $122.8 million in notes payable at March 31, 2012, approximately $72.2 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.7 million.

At March 31, 2012, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of March 31, 2012 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As previously disclosed in this Quarterly Report on Form 10-Q, as of March 31, 2012, we remain in default under the Palomar Residences Loan Agreement, Cassidy Ridge Loan Agreement and BHH Cassidy Ridge Loan. We are currently in negotiations with the lenders to refinance or restructure the loans which may include returning the properties to the respective lenders. There are no assurances that we will be successful in our negotiations to waive the events of default or modify the loan agreements with the lenders. As the Palomar Residences and Cassidy Ridge lenders have demanded immediate payment of an entire loan balance, we would have to consider all available alternatives, as the loans are on a recourse basis to us, including transferring legal possession of the relevant property to the lender or putting the Mockingbird Commons Partnership into bankruptcy. See note 8, “Notes Payable” for additional information regarding events of default.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: May 14, 2012		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed in and incorporated by reference to Form 8-K filed on September 5, 2008)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

101**	The following financial statements from Behringer Harvard Short-Term Opportunity Fund I LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

