Form 10-Q
period 2012-06-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2012-08-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Quarter Ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	June 30,	Decmber 31,
	2012	2011
Assets
Real estate
Land	$6,736	$13,459
Buildings and improvements, net	40,048	60,946
Total real estate	46,784	74,405

Real estate inventory, net	-	28,849
Assets associated with real estate held for sale	9,309	-
Cash and cash equivalents	4,088	3,296
Restricted cash	733	2,731
Accounts receivable, net	3,598	2,912
Prepaid expenses and other assets	771	828
Furniture, fixtures, and equipment, net	271	330
Deferred financing fees, net	461	591
Lease intangibles, net	698	2,084
Total assets	$66,713	$116,026

Liabilities and Equity (deficit)
Liabilities
Notes payable	$52,084	$111,724
Notes payable to related party	12,018	12,018
Accounts payable	340	692
Payables to related parties	4,206	3,424
Accrued liabilities	3,386	8,948
Obligations associated with real estate held for sale	12,430	-
Total liabilities	84,464	136,806

Commitments and contingencies

Equity (deficit)
Partners' capital (deficit)
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at June 30, 2012 and December 31, 2011	(49,048)	(52,909)
General partners	38,437	38,437
Partners' capital (deficit)	(10,611)	(14,472)
Noncontrolling interest (deficit)	(7,140)	(6,308)
Total equity (deficit)	(17,751)	(20,780)
Total liabilities and equity (deficit)	$66,713	$116,026

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Rental revenue	$604	$690	$1,482	$1,402
Hotel revenue	3,718	3,381	7,191	7,458
Real estate inventory sales	-	325	-	325
Total revenues	4,322	4,396	8,673	9,185

Expenses
Property operating expenses	3,240	3,343	6,522	6,644
Asset impairment loss	-	7,513	-	10,213
Interest expense, net	939	1,342	2,151	1,903
Real estate taxes, net	321	275	666	589
Property and asset management fees	266	295	557	548
General and administrative	413	257	591	464
Depreciation and amortization	471	823	1,006	1,819
Cost of real estate inventory sales	-	326	-	326
Total expenses	5,650	14,174	11,493	22,506

Interest income	-	45	51	103
Gain on troubled debt restructuring	7,228	-	7,228	-
Income (loss) from continuing operations before income taxes	5,900	(9,733)	4,459	(13,218)

Provision for income taxes	(37)	(21)	(68)	(69)
Income (loss) from continuing operations	5,863	(9,754)	4,391	(13,287)

Loss from discontinued operations	(243)	(5,051)	(1,316)	(6,776)

Net income (loss)	5,620	(14,805)	3,075	(20,063)

Noncontrolling interest in continuing operations	(176)	328	(400)	451
Noncontrolling interest in discontinued operations	(50)	166	(386)	327
Net (income) loss attributable to noncontrolling interest	(226)	494	(786)	778

Net income (loss) attributable to the Partnership	$5,846	$(14,311)	$3,861	$(19,285)

Amounts attributable to the Partnership
Continuing operations	$6,039	$(9,426)	$4,791	$(12,836)
Discontinued operations	(193)	(4,885)	(930)	(6,449)
Net income (loss) attributable to the Partnership	$5,846	$(14,311)	$3,861	$(19,285)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net income (loss) per limited partnership unit - basic and diluted
Income (loss) from continuing operations attributable to the Partnership	$0.56	$(0.87)	$0.44	$(1.19)
Loss from discontinued operations attributable to the Partnership	(0.02)	(0.45)	(0.08)	$(0.59)
Basic and diluted net income (loss) per limited partnership unit	$0.54	$(1.32)	$0.36	$(1.78)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Equity (deficit)

(Unaudited)

(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2012	$38,437	$-	10,804	$74,522	$(127,431)	$(6,308)	$(20,780)

Net income (loss)					3,861	(786)	3,075

Notes receivable						(69)	(69)

Contributions	-					23	23

Balance as of June 30, 2012	$38,437	$-	10,804	$74,522	$(123,570)	$(7,140)	$(17,751)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2011	$34,729	$-	10,804	$74,522	$(79,290)	$(4,113)	$25,848

Net loss					(19,285)	(778)	(20,063)

Notes receivable						(197)	(197)

Contributions	2,604					197	2,801

Balance as of June 30, 2011	$37,333	$-	10,804	$74,522	$(98,575)	$(4,891)	$8,389

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months	Six months
	ended	ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income (loss)	$3,075	$(20,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,688	3,337
Asset impairment loss	-	18,788
Gain on sale of assets	(162)	-
Gain on troubled debt restructuring	(8,145)	(4,913)
Changes in operating assets and liabilities:
Real estate inventory	(182)	(1,930)
Accounts receivable	(686)	339
Prepaid expenses and other assets	57	73
Lease intangibles	-	(837)
Accounts payable	(352)	72
Accrued liabilities	722	248
Payables or receivables with related parties	782	122
Cash used in operating activities	(3,203)	(4,764)

Cash flows from investing activities
Proceeds from sale of assets	2,869	16,155
Capital expenditures for real estate	(1,034)	(254)
Change in restricted cash	1,998	873
Cash provided by investing activities	3,833	16,774

Cash flows from financing activities
Proceeds from notes payable	3,669	1,611
Proceeds from note payable to related party	-	325
Payments on notes payable	(3,461)	(16,514)
Payments on capital lease obligations	-	(36)
Financing costs	-	(2)
Distributions to noncontrolling interest holders	(46)	-
Contributions from general partners	-	2,604
Cash provided by (used in) financing activities	162	(12,012)

Net change in cash and cash equivalents	792	(2)
Cash and cash equivalents at beginning of period	3,296	2,040
Cash and cash equivalents at end of period	4,088	2,038

Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,445	$2,778
Income tax paid	$81	$178

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$23	$197
Capital expenditures for real estate in accrued liabilities	$-	$6
Transfer of real estate and lease intangibles through cancellation of debt	$15,542	$-

Non-cash financing activities:
Contributions from noncontrolling interest holder	$23	$197
Cancellation of debt through discounted payoff	$-	$4,845
Cancellation of debt through transfer of real estate	$47,848	$-

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop. We used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties (one of which has been converted to a data center), one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. We do not actively engage in the business of operating the hotel. We disposed of two properties during the six months ended June 30, 2012 and as a result, three of the twelve properties we acquired remain in our portfolio, of which one is classified as held for sale on our balance sheet. Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Our principal demands for funds in the next twelve months and beyond will be for the payment of Partnership operating expenses, costs associated with lease-up and maintenance of our operating properties and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on our ability to resolve our current debt maturities and the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity. During the six months ended June 30, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.1 million. During the six months ended June 30, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $2.8 million, of which $2.6 million was classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit). Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern.

In order to provide additional liquidity for the execution of our current business plan, we have identified certain assets for disposition in 2012. We have entered into a contract to sell 1221 Coit Road and continue to work towards a sale of 250/290 John Carpenter Freeway. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

The effects of the recent economic downturn caused us to reconsider our strategy for certain properties where we believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where we believed the value of a property was not likely to recover in the near future, we believed there were more effective uses for our capital, and as a result we ceased making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We were in active negotiations with certain lenders to refinance or restructure debt in a manner that we believed was the best outcome for us and our unitholders. We resolved some of these recourse loans by negotiating agreements conveying the properties to the lender as we did with two properties during the six months ended June 30, 2012 and two properties during the year ended December 31, 2011.

Including the note for 1221 Coit Road classified as held for sale, we had notes payable totaling $76.1 million at June 30, 2012 of which $62.8 million was secured by our three remaining properties. As of June 30, 2012, $53 million of our notes payable have matured or were set to mature in the next twelve months and $50.8 million was recourse to us. We continue to have negotiations and discussions with lenders to modify or restructure loans, outcomes of which may include a sale to a third party or returning the property to the lender. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demand immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying condensed consolidated balance sheet as of June 30, 2012 and our condensed consolidated statements of operations, equity and cash flows for the periods ended June 30, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended June 30, 2012 and 2011. Such adjustments are of a normal recurring nature.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Real Estate

As of June 30, 2012 and December 31, 2011, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease
As of June 30, 2012	Improvements	Intangibles
Cost	$53,392	$1,364
Less: depreciation and amortization	(13,344)	(666)
Net (1)	$40,048	$698

	Buildings and	Lease
As of December 31, 2011	Improvements	Intangibles
Cost	$75,883	$2,728
Less: depreciation and amortization	(14,937)	(644)
Net	$60,946	$2,084

(1) Excludes 1221 Coit Road which was classified as held for sale as of June 30, 2012.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell. We had one property, 1221 Coit Road, which we classified as held for sale at June 30, 2012. On July 5, 2012, we executed an agreement for the sale of 1221 Coit Road. We expect to complete the sale in August 2012. We had no properties classified as held for sale at December 31, 2011.

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

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011 and 2012, thus decreasing our projected hold period for these investments. As a result of bona fide purchase offers which were below our carrying values, we recorded non-cash impairment charges of approximately $18.8 million for the six months ended June 30, 2011, of which $8.6 million is included in discontinued operations. There was no asset impairment loss for the six months ended June 30, 2012.

Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future. Any such charges could have an adverse effect on our consolidated financial position and operations.

Real Estate Inventory

Real estate inventory was stated at the lower of cost or fair market value and consisted of developed land, condominiums and constructed homes. In addition to land acquisition costs, land development costs and construction costs, costs included interest and real estate taxes, which were capitalized during the period beginning with the commencement of development and ending with the completion of construction.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compared the estimated fair value less costs to sell to the carrying value. An adjustment was recorded to the extent that the fair value less costs to sell was less than the carrying value. We determined the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation took into consideration factors such as current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs, appraisals and management’s plans for the property. Estimates used in the determination of the estimated fair value of real estate inventory were based on factors known to management at the time such estimates were made. We recognized no inventory valuation adjustments for the six months ended June 30, 2012 and 2011.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30 2012 was $0.7 million and the net decrease to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2011 was approximately $0.2 million. Our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

We also recognize revenue from the operations of a hotel. Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and are recognized as the services are rendered.

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

During the six months ended June 30, 2012, we issued notes receivable totaling approximately $23,000 to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”). Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the minority interest partner on our condensed consolidated statement of equity (deficit) for the six months ended June 30, 2012.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

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

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. There was no asset impairment loss for the six months ended June 30, 2012. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for those investments. We entered into a contract for the sale of 250/290 John Carpenter Freeway in 2011. The contract sales price of the property, which provides for contingent consideration, was less than our carrying value of the asset, thus we recognized an asset impairment loss of approximately $10.2 million for the year ended December 31, 2011. In addition, as a result of projected sales prices and the subsequent return of the property to the lender, we recognized an asset impairment loss of approximately $1.4 million for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. On June 14, 2011 we entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011. The contract sales price of $16.2 million, which retains a back-end promoted interest in distributable cash related to the buildings if a certain threshold is met, was less than our carrying value of the asset. As a result, we recognized an asset impairment loss of approximately $8.6 million for the year ended December 31, 2011. We sold 5050 Quorum on December 16, 2011. The contract sales price was less than our carrying value and as a result we recognized an asset impairment loss of approximately $1.6 million for the year ended December 31, 2011. Asset impairment losses recognized for Landmark I, Landmark II and 5050 Quorum were included in discontinued operations in our consolidated statements of operations on Form 10-K for the year ended December 31, 2011.

The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rates of return that we estimated would be used by a market participant in valuing this asset and third-party opinions of values.

Inventory Valuation Adjustment

The housing and related condominium market continued to experience difficult conditions, and as a result we evaluated our real estate inventory for potential impairment. As a result of our evaluations, for the year ended December 31, 2011 we recognized inventory valuation adjustments of $26.3 million related to our 23-unit condominium property in Telluride, Colorado (“Cassidy Ridge”). The inputs used to calculate the fair value of these assets included current local market conditions, current selling prices, estimated future selling prices, costs spent to date and estimated additional future costs.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis for the year ended December 31, 2011. We had no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012.

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

Fair Value Disclosures

Fair value of financial instruments

Our notes payable, including the 1221 Coit Road Loan classified as held for sale at June 30, 2012, totaling approximately $76.1 million and $123.7 million as of June 30, 2012 and December 31, 2011, respectively, have a fair value of approximately $75.2 million and $122.7 million, respectively. The fair value of our notes payable is categorized as Level 2 in the fair value heirarchy.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to us for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

As of June 30, 2012 and December 31, 2011, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value.

The fair value estimates presented herein are based on information available to our management as of June 30, 2012 and December 31, 2011. We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

As of June 30, 2012 we owned interests in a data center, an office building and a hotel redevelopment. In the aggregate, the data center and office property represent approximately 0.7 million rentable square feet. As of December 31, 2011, we owned interests in a data center, an office building, a hotel redevelopment with an adjoining condominium development and a condominium project. The following table presents certain additional information about our properties as of June 30, 2012:

			Approx. Rentable
		Date	Square footage or		Approximate	Ownership
Property Name	Location	Acquired	number of rooms	Description	% Leased	Interest
1221 Coit Road (1)	Dallas, Texas	10/04/04	125,030	two-story data center	100%	90%
Hotel Palomar	Dallas, Texas	11/08/04	198 rooms	redevelopment property	n/a	70%
250/290 John Carpenter Freeway (2)	Irving, Texas	04/04/05	539,000	three-building office complex	18%	100%

(1)	We have entered into a contract to sell the property and classified the asset as held for sale at June 30, 2012.
(2)	We have entered into a contract to sell the property. Consummation of the sale is subject to completion of substantial conditions by the buyer.

Dispositions

On May 17, 2012, Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a Deed in Lieu of Foreclosure Agreement with Credit Union Liquidity Services, LLC (“CULS”) effective May 8, 2012, whereby ownership of Cassidy Ridge was transferred to CULS, resulting in full settlement of the outstanding debt to the lender. As a result, we recognized a gain on troubled debt restructuring of $7.1 million which is included in our condensed consolidated statement of operations for the three and six months ended June 30, 2012. On September 29, 2006 the borrower entered into a loan agreement with CULS to borrow a total principal amount of up to $27.7 million to construct Cassidy Ridge (“Cassidy Ridge Loan Agreement”). The outstanding principal balance, together with all accrued but unpaid interest, was due and payable on the maturity date of October 1, 2011. The loan, which was recourse to us, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with Westdale Capital Investors I, Ltd (“Mockingbird Lender”) whereby 39 luxury high-rise condominiums and 1.4 acres of excess land located in Dallas, Texas (“Palomar Residences”) were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt. As a result, we recognized a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on our statement of operations for the three and six months ended June 30, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

7.	Capitalized Costs

Certain costs associated with the Cassidy Ridge development were capitalized. Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we no longer capitalized indirect costs associated with the project. For the six months ended June 30, 2011 we capitalized a total of $0.1 million in costs associated with the development of Cassidy Ridge to real estate inventory. The amount of costs capitalized for the period ended June 30, 2011 is net of $1.1 million in vendor credits received. During the six months ended June 30, 2011 we capitalized $0.7 million in interest costs for Cassidy Ridge. As discussed in Note 6 above, the property was returned to the lender via a deed in lieu of foreclosure on May 17, 2012.

8.	Notes Payable

The following table sets forth the principal balance of our notes payable as of June 30, 2012 and December 31, 2011:

	Balance		Stated	Maturity
Description	June 30, 2012	December 31, 2011	Interest Rate (4)	Date
1221 Coit Road Loan - Hampshire Lending	$-	$9,108	10.0%	11/1/2013
Palomar Residences - Westdale Capital Investors I, Ltd	-	22,804	Prime + 1.0% (1)	10/1/2011
Hotel Palomar - Bank of America	41,140	41,218	30-day LIBOR + 3.5% (2)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Cassidy Ridge Loan - Credit Union Liquidity Services	-	27,650	6.5%	10/1/2011
Revolver Agreement - Bank of America	9,650	9,650	30-day LIBOR + 3.5% (3)	12/21/2012
Notes payable	52,084	111,724
BHH Loan - related party	11,118	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan - related party	900	900	5.0%	10/1/2011
Notes payable related party	12,018	12,018
	$64,102	$123,742

Notes Payable included with Obligations related to real estate held for sale 1221 Coit Road Loan - Hampshire Lending	$12,000		10.0%	11/1/2013

(1)	Prime rate at June 30, 2012 was 3.25%.

(2)	30-day LIBOR was 0.25% at June 30, 2012.

(3)	Rate is the higher of prime plus 1.5% or 6.5%.

(4)	For each of our loans that are in default, we may incur default interest rates.

Including the 1221 Coit Road Loan classified as held for sale, we had notes payable totaling $76.1 million at June 30, 2012 of which $62.8 million was secured by our three remaining properties. As of June 30, 2012, $53 million of our notes payable have matured or were set to mature in the next twelve months and $50.8 million was recourse to us. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demand immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The effects of the recent economic downturn caused us to reconsider our strategy for certain of our properties where we believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where we believed the value of the property was not likely to recover in the near future, we believed there were more effective uses of our capital, and as a result we ceased making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We are in active negotiations with certain lenders to refinance or restructure debt in a manner that we believe is the best outcome for us and our unitholders. Some loans may be resolved through a discounted purchase or payoff of the debt and, in certain situations, other loans may be resolved by negotiating agreements conveying the properties to the lender such as we did with the Cassidy Ridge and Palomar Residences loans discussed below.

The Mockingbird Commons Partnership entered into a promissory note payable to CULS, an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Palomar Residences Loan Agreement”) to construct the Palomar Residences. The borrower did not pay the outstanding principal balance, together with all accrued, but unpaid interest due on the maturity date of October 1, 2011, as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Palomar Residences Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding loan balance and all accrued but unpaid interest. The note was subsequently sold to the Mockingbird Lender on April 18, 2012. On June 8, 2012, the borrower entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby ownership of the Palomar Residences was transferred to the lender, resulting in full settlement of the outstanding debt. The outstanding principal balance under the Palomar Residences Loan Agreement, which was recourse to us, was approximately $19.4 million at June 8, 2012.

Behringer Harvard Mountain Village, LLC entered into the Cassidy Ridge Loan Agreement to construct Cassidy Ridge. The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011, which amount was not paid as we continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Cassidy Ridge Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding principal balance of $27.7 million and all accrued but unpaid interest. On May 17, 2012, the borrower entered into a Deed in Lieu of Foreclosure Agreement with CULS whereby ownership of Cassidy Ridge was transferred to the lender, resulting in full settlement of the outstanding debt. The loan, which was recourse to us, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. We have not received notice of demand for payment from Behringer Holdings and have been informed that it currently has no intention to do so. The outstanding principal balance under the loan was $0.9 million at June 30, 2012 and December 31, 2011, respectively.

The Bank of America loan for Hotel Palomar and the Revolver Agreement contain cross-default and cross-collateralization provisions. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. Each loan, with the exception of the Mockingbird Commons Partnership Loan, the BHH Loan and the BHH Cassidy Ridge Loan, is secured by the associated real property. In addition, the Hotel Palomar loan and Revolver Agreement are recourse to us. We or our subsidiaries were in default under the Mockingbird Commons Partnership Loans and the BHH Cassidy Ridge Loan at June 30, 2012.

Troubled Debt Restructuring

On May 17, 2012 we entered into a Deed in Lieu of Foreclosure Agreement with CULS effective May 8, 2012, transferring ownership of Cassidy Ridge to CULS, resulting in full settlement of the outstanding debt to the lender resulting in a gain on troubled debt restructuring of $7.1 million which is included in our condensed consolidated statement of operations for the three and six months ended June 30, 2012. The loan, which was recourse to us, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby the Palomar Residences were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on our statement of operations for the three and six months ended June 30, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. We incurred property management fees payable to our Property Manager of less than $0.1 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, of which $0.1 million is included in discontinued operations for the six months ended June 30, 2011.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the six months ended June 30, 2012, we incurred asset management fees of $0.4 million of which $0.1 million was included in discontinued operations. During the six months ended June 30, 2011, we incurred asset management fees of $0.5 million, of which less than $0.1 million was capitalized to real estate inventory, $0.2 million was included in discontinued operations and approximately $29,000 was waived.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions. Since the conditions above have not been met at this time, we incurred no such real estate commissions for the six months ended June 30, 2012 and 2011.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement. For the six months ended June 30, 2012 we incurred $0.2 million for administrative services, of which $0.1 million was waived. For the six months ended June 30, 2011 we incurred such costs for administrative services totaling $0.2 million, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $2.6 million for reimbursement of operating expenses for the six months ended June 30, 2011, which is classified as a capital contribution on our condensed consolidated statement of equity (deficit).

On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of the BHH Loan to a maximum borrowing amount of $25 million with all borrowings and accrued interest due on March 29, 2014. The outstanding principal balance under the BHH Loan at June 30, 2012 and December 31, 2011 was $11.1 million. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. On July 5, 2012 we entered into the Note Modification Agreement and Assignment of Proceeds with BHH whereby the maturity date of the BHH Loan was extended to May 31, 2014. In order to secure payment of the BHH Loan, we assigned net proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and the back-end promoted interest in distributable cash related to Landmark I & II and 5050 Quorum properties which were sold in 2011. All assigned proceeds will be applied to the payment of the note and all accrued but unpaid interest.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. We have not received notice of demand for payment from Behringer Holdings and have been informed that it currently has no intention to do so. The outstanding principal balance under the loan was $0.9 million at June 30, 2012 and December 31, 2011, respectively.

We had payables to related parties of approximately $4.2 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively. These balances consist primarily of interest accrued on the BHH Loan and management fees payable to our Property Manager.

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

10.	Discontinued Operations and Assets Held for Sale

On June 8, 2012, the Mockingbird Commons Partnership transferred ownership of the previously leased condominiums at the Palomar Residences to the Mockingbird Lender. This resulted in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations for the three and six months ended June 30, 2012. We sold seven previously leased condominiums at the Palomar Residences during the six months ended June 30, 2012 and an additional five in 2011. On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property. On June 30, 2011, we sold Landmark I and Landmark II. The contract sales price for Landmark I and II of $16.2 million was used to fully satisfy the existing indebtedness associated with the property. In addition, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender and we classified 1221 Coit Road as held for sale at June 30, 2012.

In accordance with GAAP, the results of operations for the properties above are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation. The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three months	Three months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Total revenues	$573	$1,751	$1,249	$3,655

Expenses
Property operating expenses	455	1,019	679	2,018
Asset impairment loss	-	8,575	-	8,575
Interest expense	921	901	1,984	2,259
Real estate taxes	119	339	317	706
Property and asset management fees	44	174	112	379
Depreciation and amortization	313	707	552	1,410
Total expenses	1,852	11,715	3,644	15,347

Interest income	-	-	-	3
Gain on sale of assets	119	-	162	-
Gain on troubled debt restructuring	917	4,913	917	4,913

Net loss	$(243)	$(5,051)	$(1,316)	$(6,776)

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The major classes of assets and liabilities associated with real estate held for sale at June 30, 2012 are as follows:

June 30, 2012

Land and improvements, net	$3,500
Buildings and improvements, net	4,536
Lease intangibles, net	1,273
Assets associated with real estate held for sale	$9,309

Notes payable	$12,000
Accrued liabilities	430
Obligations associated with real estate held for sale	$12,430

11.	Subsequent Events

On July 5, 2012, we entered into a contract for the sale of 1221 Coit Road to Carter Validas Properties, LLC, an unaffiliated third party. The contract sales price for the property is $20.0 million. The purchaser made an earnest money deposit of $0.5 million as required by the contract.

On July 5, 2012 we entered into the Note Modification Agreement and Assignment of Proceeds with BHH whereby the maturity date of the BHH Loan was extended to May 31, 2014. In order to secure payment of the BHH Loan, we assigned proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and the back-end promoted interest in distributable cash related to Landmark I & II and 5050 Quorum properties which were sold in 2011. All assigned proceeds will be applied to the payment of the note and all accrued but unpaid interest. The outstanding principal balance and all accrued but unpaid interest under the BHH Loan at June 30, 2012 and December 31, 2011 was $13.3 million and $13.0 million, respectively.

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

Liquidity and Capital Resources

The effects of the recent economic downturn caused us to reconsider our strategy for certain of properties where we believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where we believed the value of a property was not likely to recover in the near future, we believed there were more effective uses for our capital, and as a result we ceased making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We were in active negotiations with certain lenders to refinance or restructure debt in a manner that we believed was the best outcome for us and our unitholders and we resolved some of these recourse loans by negotiating agreements conveying the properties to the lender as we did with two properties during the six months ended June 30, 2012 and two properties during the year ended December 31, 2011. There is no guarantee that we will not have to negotiate agreements conveying properties to lenders in the future.

Our cash and cash equivalents were $4.1 million at June 30, 2012. Our principal demands for funds in the next twelve months and beyond will be for the payment of Partnership operating expenses, costs associated with lease-up and maintenance of our operating properties and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on our ability to resolve our current debt maturities and the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity. During the six months ended June 30, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.1 million. During the six months ended June 30, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $2.8 million, of which $2.6 million was classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit). Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern.

In order to provide additional liquidity for the execution of our current business plan, we have identified certain assets for disposition in 2012. We continue to work towards a sale of 250/290 John Carpenter Freeway which contains approximately 539,000 rentable square feet and plan to sell 1221 Coit Road during the year. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives. In addition, to preserve cash, it may be in the best interests of unit holders to allow lenders to take possession of certain properties when they are no longer economically viable.

We had notes payable, including the 1221 Coit Road Loan classified as held for sale, totaling $76.1 million at June 30, 2012 of which $62.8 million was secured by our three remaining properties. As of June 30, 2012, $53 million of our notes payable were set to mature in the next twelve months and $50.8 million was recourse to us. We currently expect to use proceeds from the disposition of properties and additional borrowings to continue making our scheduled debt service payments on certain properties until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that any of the lenders demand immediate payment of an entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the relevant property to the lender.

As previously noted, we or our subsidiaries were in default under the Mockingbird Commons Partnership Loans and the BHH Cassidy Ridge Loan at June 30, 2012. The Bank of America loan for Hotel Palomar and the Revolver Agreement contain cross-default and cross-collateralization provisions. The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. Each loan, with the exception of the Mockingbird Commons Partnership Loan, the BHH Loan and the BHH Cassidy Ridge Loan, is secured by the associated real property. In addition, the Hotel Palomar loan and Revolver Agreement are recourse to us.

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

Real Estate Inventory

Real estate inventory was stated at the lower of cost or fair market value and consisted of developed land, condominiums and constructed homes. In addition to land acquisition costs, land development costs and construction costs, costs included interest and real estate taxes, which were capitalized during the period beginning with the commencement of development and ending with the completion of construction.

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compared the estimated fair value less costs to sell to the carrying value. An adjustment was recorded to the extent that the fair value less costs to sell was less than the carrying value. We determined the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation took into consideration factors such as current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs, appraisals and management’s plans for the property.

Market Overview

Conflicting macro economic forces, both domestically and globally, continue to result in an uneven recovery for the U.S. economy. Job growth was below 100,000 new jobs for each month in the second quarter of 2012. While positive, this is below the approximate 125,000 new job seekers that enter the labor market every month and is further impacting spending, particularly among middle income households. Globally, Spain and Greece were front and center in the European debt crisis. On an almost daily basis, the European credit “haves” and “have-nots” debated austerity versus relief, where one set of countries enjoyed unusually low borrowing rates while others struggled to attract new lenders. This along with increased concerns over a slowdown in China are exacerbating international financial uncertainty over world-wide demand. In the U.S. this resulted in dampening exports, a slowdown in manufacturing and a pullback in new investments. On the positive side, the economy has now been modestly growing for 12 consecutive quarters since the recession officially ended in 2009 with positive economic news during the second quarter primarily related to increased construction spending and improvements in the housing market. Energy prices during the quarter were also favorable, freeing up consumer spending and reducing operating costs for businesses. However, on a net basis, all of this has led the Federal Reserve, and on a global perspective the International Monetary Fund, to reduce their growth forecasts for the rest of 2012 with many analysts projecting another round of quantitative easing.

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

Our remaining real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area. We have entered into a contract to sell 1221 Coit Road and continue to work towards a sale of 250/290 John Carpenter Freeway. We did not experience any significant tenant defaults resulting in the loss of material rental income during the six months ended June 30, 2012. Real gross domestic product rose 1.5% in the second quarter after rising 2% in the first quarter of 2012. Smith Travel Research indicates that the year-to-date national overall occupancy rate for hospitality properties in the United States increased to 61% and the national overall Average Daily Rate (“ADR”) increased to $105.13. Additionally, if the economy continues to improve, we expect occupancy and room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP). The hotel industry is expected to see continued modest growth in 2012.

Current economic conditions discussed above make it difficult to predict future operating results. There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Continuing Operations

We had one wholly-owned property and interests in two properties through investments in partnerships and joint ventures as of June 30, 2012. We had six wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of June 30, 2011. All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended June 30, 2012 and 2011.

Rental Revenue. Rental revenue for the three months ended June 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases. The decrease in rental revenue for the three month period ended June 30, 2012 was due to lower recovery of expenses from tenants. Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the three months ended June 30, 2012 and 2011 was $3.7 million and $3.4 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar. We expect hotel revenue to increase as the hospitality industry continues to see modest growth.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2012 and 2011 were $3.2 million and $3.3 million, respectively, and were comprised of expenses related to the daily operations of our properties. We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the three months ended June 30, 2011 was $7.5 million. We entered into a contract for the sale of 250/290 John Carpenter Freeway in April 2011. The sales contract was subsequently restructured to provide for contingent consideration which is subject to certain conditions, thus lowering the contract sales price on which an impairment loss is recognized. As a result, we recognized an additional asset impairment loss of approximately $7.5 million for the three months ended June 30, 2011 to adjust the carrying value of the asset to estimated fair value. There was no asset impairment loss for the three months ended June 30, 2012. Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2012 and 2011 was $0.9 million and $1.3 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties. The decrease in interest expense during the three months ended June 30, 2012 was primarily due to the disposal of development properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for each of the three months ended June 30, 2012 and 2011 were $0.3 million and were comprised of real estate taxes from each of our properties.

Property and Asset Management Fees. Property and asset management fees for each of the three months ended June 30, 2012 and 2011 were $0.3 million and were comprised of property and asset management fees from our consolidated properties. Asset management fees of approximately $14,000 were waived by Behringer Advisors II for the three months ended June 30, 2011. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 and 2011 were $0.4 million and $0.3 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Our advisor waived reimbursement of general and administrative expenses of $0.1 million for the three months ended June 30, 2011. Unless the advisor waives additional reimbursements, we expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 was $0.5 million and $0.8 million, respectively, and included depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. The decrease for the three months ended June 30, 2012 was the result of certain furniture, fixtures and equipment becoming fully depreciated in 2011.

Gain on Troubled Debt Restructuring. Gain on troubled debt restructuring for the three months ended June 30, 2012 was $7.2 million. On May 17, 2012 we entered into a Deed in Lieu of Foreclosure Agreement with CULS whereby ownership of Cassidy Ridge was transferred to CULS, resulting in full settlement of the outstanding debt to the lender resulting in a gain on troubled debt restructuring of $7.1 million. On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby the Palomar Residences were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on our statement of operations for the three months ended June 30, 2012.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the three months ended June 30, 2012 was $0.2 million and net loss attributable to noncontrolling interest for the three months ended June 30, 2011 was $0.5 million, respectively, and represented the other partners’ proportionate share of income and losses from investments in the partnerships that we consolidate.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Continuing Operations

We had one wholly-owned property and interests in two properties through investments in partnerships and joint ventures as of June 30, 2012. We had six wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of June 30, 2011. All investments in partnerships and joint ventures were consolidated with and into our accounts for the six months ended June 30, 2012 and 2011.

Rental Revenue. Rental revenue for the six months ended June 30, 2012 and 2011 was $1.5 million and $1.4 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases. Management expects rental revenue to remain relatively flat unless we are able to lease-up available space.

Hotel Revenue. Hotel revenue for the six months ended June 30, 2012 and 2011 was $7.2 million and $7.5 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar. The decrease in hotel revenue was primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011. We expect hotel revenue to increase as the hospitality industry continues to see modest growth.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2012 and 2011 were $6.5 million and $6.6 million, respectively, and were comprised of expenses related to the daily operations of our properties. We expect property operating expenses to remain at current levels unless we are able to lease-up available space and lodging demand increases.

Asset Impairment Loss. Asset impairment loss for the six months ended June 30, 2011 was $10.2 million. We entered into a contract for the sale of 250/290 John Carpenter Freeway in April 2011. The contract sales price was less than our carrying value of the asset. As a result, we recognized an asset impairment loss of approximately $10.2 million for the six months ended June 30, 2011. There was no asset impairment loss for the six months ended June 30, 2012. Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2012 and 2011 was $2.2 million and $1.9 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our properties. The increase in interest expense during the six months ended June 30, 2012 was primarily due to the accrual of default interest on certain loans during the period and interest costs for Cassidy Ridge no longer being capitalized as a result of the construction being completed. We capitalized interest costs of $0.7 million for Cassidy Ridge during the six months ended June 30, 2011. We expect interest expense to decrease in the future as a result of the disposition of development properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2012 and 2011 were $0.7 million and $0.6 million, respectively, and were comprised of real estate taxes from each of our properties. We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2012 and 2011 were $0.6 million and $0.5 million, respectively, and were comprised of property and asset management fees from our consolidated properties. Asset management fees of approximately $29,000 were waived by Behringer Advisors II for the six months ended June 30, 2011. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 and 2011 were $0.6 million and $0.5 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Our advisor waived reimbursement of general and administrative expenses of $0.1 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively. Unless the advisor waives additional reimbursements, we expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $1.0 million and $1.8 million, respectively, and included depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. The decrease for the six months ended June 30, 2012 was the result of certain furniture, fixtures and equipment becoming fully depreciated in 2011.

Gain on Troubled Debt Restructuring. Gain on troubled debt restructuring for the six months ended June 30, 2012 was $7.2 million and was the result of transferring ownership, through a deed in lieu of foreclosure, of Cassidy Ridge and the Palomar Residences to the respective lenders, resulting in full settlement of the outstanding debt to the lenders.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the six months ended June 30, 2012 was $0.8 million and net loss attributable to noncontrolling interest for the six months ended June 30, 2011 was $0.8 million, respectively, and represented the other partners’ proportionate share of income and losses from investments in the partnerships that we consolidate.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2012 was $3.2 million and was comprised primarily of net income of $3.1 million, adjusted for depreciation and amortization of $1.7 million and gain on troubled debt restructuring of $8.1 million. Cash used in operating activities for the six months ended June 30, 2011 was $4.8 million and was comprised of the net loss of approximately $20.1 million, adjusted for non-cash impairment charges of $18.8 million, a gain on troubled debt restructuring associated with the sale of Landmark I and II of $4.9 million and depreciation and amortization of $3.3 million, offset by an increase in real estate inventory of $1.9 million.

Cash provided by investing activities for the six months ended June 30, 2012 was $3.8 million and was comprised of proceeds from the sale of condominiums at the Palomar Residences of $2.9 million and the change in restricted cash related to our properties of approximately $2 million, partially offset by capital expenditures for real estate of $1 million. Cash provided by investing activities for the six months ended June 30, 2011 was $16.8 million and was primarily comprised of proceeds from the sale of Landmark I & II of $16.2 million and the change in restricted cash related to our properties of $0.9 million.

Cash provided by financing activities for the six months ended June 30, 2012 was $0.2 million and consisted primarily of payments on notes payable, net of proceeds. Cash used in financing activities for the six months ended June 30, 2011 was $12 million and consisted primarily of payments on notes payable, net of proceeds, of $14.6 million, offset by contributions from our general partner, Behringer Advisors II, of $2.6 million.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties. NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity. NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements. To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided. Our calculations of NOI for the three and six months ended June 30, 2012 and 2011 are presented below (in thousands).

	Three months ended		Six monnths ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Total revenues	$4,322	$4,396	$8,673	$9,185

Operating expenses
Property operating expenses	3,240	3,343	6,522	6,644
Real estate taxes, net	321	275	666	589
Property and asset management fees	266	295	557	548
Cost of real estate inventory sales	-	326	-	326
Less: Asset management fees	(221)	(140)	(271)	(247)
Total operating expenses	3,606	4,099	7,474	7,860

Net operating income	$716	$297	$1,199	$1,325

Reconciliation to Net income (loss)
Net operating income	$716	$297	$1,199	$1,325

Less: Depreciation and amortization	(471)	(823)	(1,006)	(1,819)
General and administrative expenses	(413)	(257)	(591)	(464)
Interest expense, net	(939)	(1,342)	(2,151)	(1,903)
Asset management fees	(221)	(140)	(271)	(247)
Asset impairment loss	-	(7,513)	-	(10,213)
Provision for income taxes	(37)	(21)	(68)	(69)
Add: Interest income	-	45	51	103
Gain on troubled debt restructuring	7,228	-	7,228	-
Loss from discontinued operations	(243)	(5,051)	(1,316)	(6,776)

Net income (loss)	$5,620	$(14,805)	$3,075	$(20,063)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”). Our calculations of Net Cash From Operations for the six months ended June 30, 2012 and 2011 are presented below (in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$5,620	$(14,805)	$3,075	$(20,063)
Net (income) loss attributable to noncontrolling interest	(226)	494	(786)	778

Adjustments
Real estate depreciation and amortization (1)	672	1,070	1,275	2,763
Impairment charges	-	16,088	-	18,788
Gain on sale of assets (1)	(83)	-	(114)	-
Gain on troubled debt restructuring (1)	(7,839)	(4,913)	(7,839)	(4,913)
Debt service, net of amounts capitalized (1)	(588)	(1,468)	(1,164)	(3,033)
Capital improvements (1)	(448)	(173)	(905)	(245)
Net cash from (used in) operations	$(2,892)	$(3,707)	$(6,458)	$(5,925)

(1)	Represents our ownership portion of the properties that we consolidate.

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $76.1 million in notes payable at June 30, 2012, approximately $50.8 million represented debt subject to variable interest rates, of which $9.7 million is subject to minimum interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.4 million.

At June 30, 2012, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of June 30, 2012 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in this Quarterly Report on Form 10-Q, as of June 30, 2012, we or our subsidiaries remain in default under the BHH Cassidy Ridge Loan and the Mockingbird Commons Partnership Loans. See note 8, “Notes Payable” for additional information regarding events of default.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: August 14, 2012		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed in and incorporated by reference to Form 8-K filed on September 5, 2008)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

101**	The following financial statements from Behringer Harvard Short-Term Opportunity Fund I LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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