Form 10-Q
period 2012-09-30
BEHRINGER HARVARD SHORT TERM OPPORTUNITY FUND I LP
filed 2012-11-14
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Quarter Ended September 30, 2012

PART I

Financial Information

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except unit amounts)

	September 30,	December 31,
	2012	2011
Assets
Real estate
Land	$5,569	$13,459
Buildings and improvements, net	27,364	60,946
Total real estate	32,933	74,405

Real estate inventory, net	-	28,849
Cash and cash equivalents	13,414	3,296
Restricted cash	532	2,731
Accounts receivable, net	1,058	2,912
Prepaid expenses and other assets	737	828
Furniture, fixtures, and equipment, net	260	330
Deferred financing fees, net	45	591
Lease intangibles, net	84	2,084
Total assets	$49,063	$116,026

Liabilities and Equity (deficit)
Liabilities
Notes payable	$33,509	$111,724
Notes payable to related party	12,018	12,018
Accounts payable	190	692
Payables to related parties	4,360	3,424
Accrued liabilities	2,870	8,948
Total liabilities	52,947	136,806

Commitments and contingencies

Equity (deficit)
Partners' capital (deficit)
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at September 30, 2012 and December 31, 2011	(35,069)	(52,909)
General partners	38,437	38,437
Partners' capital (deficit)	3,368	(14,472)
Noncontrolling interest (deficit)	(7,252)	(6,308)
Total equity (deficit)	(3,884)	(20,780)
Total liabilities and equity (deficit)	$49,063	$116,026

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Rental revenue	$145	194	$511	$605
Hotel revenue	3,359	3,356	10,550	10,814
Real estate inventory sales	-	2,010	-	2,335
Total revenues	3,504	5,560	11,061	13,754

Expenses
Property operating expenses	2,669	2,960	8,460	8,852
Asset impairment loss	-	925	-	925
Inventory valuation adjustment	-	21,475	-	21,475
Interest expense, net	679	1,287	2,831	3,190
Real estate taxes, net	145	175	553	490
Property and asset management fees	162	230	597	656
General and administrative	274	226	864	690
Depreciation and amortization	253	547	764	1,678
Cost of real estate inventory sales	-	1,984	-	2,310
Total expenses	4,182	29,809	14,069	40,266

Interest income	111	28	162	130
Other income	-	-	200	-
Gain on troubled debt restructuring	-	-	7,228	-
Income (loss) from continuing operations before income taxes	(567)	(24,221)	4,582	(26,382)

Provision for income taxes	(57)	(50)	(125)	(119)
Income (loss) from continuing operations	(624)	(24,271)	4,457	(26,501)

Discontinued operations
Loss from discontinued operations	(185)	(297)	(2,191)	(18,130)
Gain on sale of discontinued operations	15,629	-	15,629	-
Income (loss) from discontinued operations	15,444	(297)	13,438	(18,130)

Net income (loss)	14,820	(24,568)	17,895	(44,631)

Noncontrolling interest in continuing operations	219	299	619	751
Noncontrolling interest in discontinued operations	(1,060)	247	(674)	573
Net (income) loss attributable to noncontrolling interest	(841)	546	(55)	1,324

Net income (loss) attributable to the Partnership	$13,979	$(24,022)	$17,840	$(43,307)

Amounts attributable to the Partnership
Continuing operations	$(405)	$(23,972)	$5,076	$(25,750)
Discontinued operations	14,384	(50)	12,764	(17,557)
Net income (loss) attributable to the Partnership	$13,979	$(24,022)	$17,840	$(43,307)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804	10,804

Net income (loss) per limited partnership unit - basic and diluted
Income (loss) from continuing operations attributable to the Partnership	$(0.04)	$(2.22)	$0.47	$(2.38)
Income (loss) from discontinued operations attributable to the Partnership	1.33	(0.01)	1.18	$(1.63)
Basic and diluted net income (loss) per limited partnership unit	$1.29	$(2.23)	$1.65	$(4.01)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Equity (deficit)

(Unaudited)

(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2012	$38,437	$-	10,804	$74,522	$(127,431)	$(6,308)	$(20,780)

Net income (loss)					17,840	55	17,895

Notes receivable						(2,656)	(2,656)

Contributions						2,656	2,656

Distributions						(999)	(999)

Balance as of September 30, 2012	$38,437	$-	10,804	$74,522	$(109,591)	$(7,252)	$(3,884)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2011	$34,729	$-	10,804	$74,522	$(79,290)	$(4,113)	$25,848

Net loss					(43,307)	(1,324)	(44,631)

Notes receivable						(307)	(307)

Contributions	3,400					307	3,707

Balance as of September 30, 2011	$38,129	$-	10,804	$74,522	$(122,597)	$(5,437)	$(15,383)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$17,895	$(44,631)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,596	4,615
Asset impairment loss	-	21,278
Inventory valuation adjustment	-	21,475
Gain on sale of assets	(162)	-
Gain on troubled debt restructuring	(8,145)	(8,002)
Gain on sale of discontinued operations	(15,629)	-
Changes in operating assets and liabilities:
Real estate inventory	(182)	(136)
Accounts receivable	(804)	264
Prepaid expenses and other assets	91	86
Lease intangibles	-	(884)
Accounts payable	(503)	215
Accrued liabilities	(225)	1,039
Payables or receivables with related parties	937	922
Cash used in operating activities	(4,131)	(3,759)

Cash flows from investing activities
Proceeds from sale of assets	44,466	16,963
Capital expenditures for real estate	(1,050)	(390)
Change in restricted cash	2,199	967
Cash provided by investing activities	45,615	17,540

Cash flows from financing activities
Proceeds from notes payable	3,669	1,767
Proceeds from note payable to related party	-	325
Payments on notes payable	(34,036)	(19,226)
Payments on capital lease obligations	-	(54)
Financing costs	-	(2)
Distributions to noncontrolling interest holders	(999)	-
Contributions from general partners	-	3,400
Cash used in financing activities	(31,366)	(13,790)

Net change in cash and cash equivalents	10,118	(9)
Cash and cash equivalents at beginning of period	3,296	2,040
Cash and cash equivalents at end of period	$13,414	$2,031

Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,150	$4,845
Income tax paid	$81	$178

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$2,656	$307
Capital expenditures for real estate in accrued liabilities	$-	$1,352
Transfer of real estate and lease intangibles through cancellation of debt	$15,542	$6,277

Non-cash financing activities:
Contributions from noncontrolling interest holder	$2,656	$307
Cancellation of debt through discounted payoff	$-	$4,845
Cancellation of debt through transfer of real estate	$47,848	$9,366

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering. Our limited partnership units are not listed on a national exchange, and we do not expect any public market for the units to develop. We used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties (one of which was converted to a data center), one shopping/service center, a hotel with an adjoining condominium development, two development properties and undeveloped land. We have engaged an unaffiliated third party to manage the day-to-day operations of the hotel. We disposed of four properties during the nine months ended September 30, 2012 and as a result, only the hotel (and its retail component) and approximately five acres of land remain in our portfolio. Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2017 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Our principal demands for funds in the next twelve months and beyond will be for the payment of Partnership operating expenses, costs associated with lease-up and capital improvements for our remaining operating property and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of recent economic and market conditions, our ability to continue as a going concern is dependent on our ability to resolve our current debt maturities and the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity. During the nine months ended September 30, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.2 million. During the nine months ended September 30, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $3.7 million, of which $3.4 million was classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit). Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern.

In order to provide additional liquidity for the fund and execute our plan of selling our assets and winding up operations over the next two years, we sold 1221 Coit Road and 250/290 John Carpenter Freeway during the quarter ended September 30, 2012. Proceeds from the sale of these properties were used to fully satisfy the existing indebtedness associated with the properties and pay down additional liabilities of the fund. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

The effects of the recent economic downturn caused us to reconsider our strategy for certain properties where we believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where we believed the value of a property was not likely to recover in the near future, we believed there were more effective uses for our capital, and as a result we ceased making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We were in active negotiations with certain lenders to refinance or restructure debt in a manner that we believed was the best outcome for us and our unitholders. We were unable to complete the recapitalization of the loan agreements and as a result some of these recourse loans were resolved by negotiating agreements conveying the properties to the lenders. We returned two properties to the lenders during the nine months ended September 30, 2012 and two properties during the year ended December 31, 2011.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We had notes payable totaling $45.5 million at September 30, 2012 of which $32.2 million was secured by the hotel property and was recourse to us. As of September 30, 2012, $34.4 million of our notes payable have matured or were set to mature in the next twelve months. We continue to have negotiations and discussions with lenders to modify or restructure loans, outcomes of which may include a sale to a third party or returning the property to the lenders. We currently expect to use proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that the Hotel Palomar lender was to demand immediate payment of the entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying condensed consolidated balance sheet as of September 30, 2012 and our condensed consolidated statements of operations, equity and cash flows for the periods ended September 30, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2012 and December 31, 2011 and our consolidated results of operations and cash flows for the periods ended September 30, 2012 and 2011. Such adjustments are of a normal recurring nature.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Real Estate

As of September 30, 2012 and December 31, 2011, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and	Lease
As of September 30, 2012	Improvements	Intangibles
Cost	$32,817	$165
Less: depreciation and amortization	(5,453)	(81)
Net	$27,364	$84

	Buildings and	Lease
As of December 31, 2011	Improvements	Intangibles
Cost	$75,883	$2,728
Less: depreciation and amortization	(14,937)	(644)
Net	$60,946	$2,084

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell. We had no properties classified as held for sale at September 30, 2012 and December 31, 2011.

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

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011 and 2012, thus decreasing our projected hold period for these investments. As a result of bona fide purchase offers which were below our carrying values, we recorded non-cash impairment charges of approximately $21.3 million for the nine months ended September 30, 2011 of which $20.4 million is included in discontinued operations. There were no asset impairment charges for the nine months ended September 30, 2012.

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

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compared the estimated fair value less costs to sell to the carrying value. An adjustment was recorded to the extent that the fair value less costs to sell was less than the carrying value. We determined the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation took into consideration factors such as current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs, appraisals and management’s plans for the property. Estimates used in the determination of the estimated fair value of real estate inventory were based on factors known to management at the time such estimates were made. We recognized no inventory valuation adjustments for the nine months ended September 30, 2012. We recognized inventory valuation adjustments of $21.5 million related to our Cassidy Ridge condominium development for the nine months ended September 30, 2011.

Revenue Recognition

We recognize revenue from the operations of a hotel. Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and are recognized as the services are rendered.

We also recognize rental income generated from leases at the retail portion of the hotel on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2012 was $0.7 million and the net decrease to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2011 was less than $0.1 million. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. Revenues relating to lease termination fees are recognized at the time a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

During the nine months ended September 30, 2012, we issued notes receivable totaling approximately $2.7 million to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”). Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the noncontrolling interest partner on our condensed consolidated statement of equity (deficit) for the nine months ended September 30, 2012.

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

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. There was no asset impairment loss for the nine months ended September 30, 2012. In order to execute our business plan and provide additional liquidity, we identified a number of our investments for possible disposition in 2011, thus decreasing our projected hold period for those investments. We entered into a contract for the sale of 250/290 John Carpenter Freeway in 2011. The contract sales price of the property, which provides for contingent consideration, was less than our carrying value of the asset, thus we recognized an asset impairment loss of approximately $10.2 million for the year ended December 31, 2011. In addition, as a result of projected sales prices and the subsequent return of the property to the lender, we recognized an asset impairment loss of approximately $1.4 million for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. On June 14, 2011 we entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011. The contract sales price of $16.2 million, which includes a retained back-end promoted interest in distributable cash related to the buildings if a certain threshold is met, was less than our carrying value of the asset. As a result, we recognized an asset impairment loss of approximately $8.6 million for the year ended December 31, 2011. We sold 5050 Quorum on December 16, 2011. The contract sales price was less than our carrying value and as a result we recognized an asset impairment loss of approximately $1.6 million for the year ended December 31, 2011. Asset impairment losses recognized for Landmark I, Landmark II and 5050 Quorum were included in discontinued operations in our consolidated statements of operations on Form 10-K for the year ended December 31, 2011.

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

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis for the year ended December 31, 2011. We had no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012.

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

Fair Value Disclosures

Fair value of financial instruments

Our notes payable totaling approximately $45.5 million and $123.7 million as of September 30, 2012 and December 31, 2011, respectively, have a fair value of approximately $44.8 million and $122.7 million, respectively. The fair value of our notes payable is categorized as Level 2 in the fair value hierarchy.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to us for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

As of September 30, 2012 and December 31, 2011, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value.

The fair value estimates presented herein are based on information available to our management as of September 30, 2012 and December 31, 2011. We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5.	Real Estate

As of September 30, 2012 we owned interests in a hotel and approximately five acres of remaining land at 1221 Coit. As of December 31, 2011, we owned interests in a data center, an office building, a hotel with an adjoining condominium development and a condominium project. The following table presents certain additional information about the hotel as of September 30, 2012:

			Approx. Rentable
		Date	Square footage or		Ownership
Property Name	Location	Acquired	number of rooms	Description	Interest
Hotel Palomar	Dallas, Texas	11/08/04	198 rooms	hotel	70%

Dispositions

On May 17, 2012, Behringer Harvard Mountain Village, LLC, our wholly-owned subsidiary, entered into a Deed in Lieu of Foreclosure Agreement with Credit Union Liquidity Services, LLC (“CULS”) effective May 8, 2012, whereby ownership of Cassidy Ridge was transferred to CULS, resulting in full settlement of the outstanding debt to the lender. As a result, we recognized a gain on troubled debt restructuring of $7.1 million which is included in our condensed consolidated statement of operations for the nine months ended September 30, 2012. On September 29, 2006 the borrower entered into a loan agreement with CULS to borrow a total principal amount of up to $27.7 million to construct Cassidy Ridge (“Cassidy Ridge Loan Agreement”). The outstanding principal balance, together with all accrued but unpaid interest, was due and payable on the maturity date of October 1, 2011. The loan, which was recourse to us, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with Westdale Capital Investors I, Ltd (“Mockingbird Lender”) whereby 39 luxury high-rise condominiums and 1.4 acres of excess land located in Dallas, Texas (“Palomar Residences”) were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt. As a result, we recognized a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on our statement of operations for the nine months ended September 30, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

On August 16, 2012, we sold 1221 Coit Road for a contract sales price of $20.0 million and on August 17, 2012 we sold 250/290 John Carpenter for a contract sales price of $22.8 million. Proceeds from the sales of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund.

6.	Capitalized Costs

Certain costs associated with the Cassidy Ridge development were capitalized. Construction of the condominiums was essentially complete at March 31, 2011 and as a result, we no longer capitalized indirect costs associated with the project. For the nine months ended September 30, 2011 we capitalized a total of $1.6 million in costs associated with the development of Cassidy Ridge to real estate inventory. The amount of costs capitalized for the period ended September 30, 2011 is net of $1.7 million in vendor credits received. During the nine months ended September 30, 2011 we capitalized $0.7 million in interest costs for Cassidy Ridge. As discussed in Note 5 above, the property was returned to the lender via a deed in lieu of foreclosure on May 17, 2012. We capitalized no costs in 2012.

7.	Notes Payable

The following table sets forth the principal balance of our notes payable as of September 30, 2012 and December 31,   2011:

	Balance		Stated	Maturity
Description	September 30, 2012	December 31, 2011	Interest Rate (2)	Date
1221 Coit Road Loan - Hampshire Lending	$-	$9,108	10.0%	11/1/2013
Palomar Residences - Westdale Capital Investors I, Ltd	-	22,804	Prime + 1.0%	10/1/2011
Hotel Palomar - Bank of America	32,215	41,218	30-day LIBOR + 3.5% (1)	12/21/2012
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Cassidy Ridge Loan - Credit Union Liquidity Services	-	27,650	6.5%	10/1/2011
Revolver Agreement - Bank of America	-	9,650	30-day LIBOR + 3.5%	12/21/2012
Notes payable	33,509	111,724

BHH Loan - related party	11,118	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan - related party	900	900	5.0%	10/1/2011
Notes payable related party	12,018	12,018

	$45,527	$123,742

(1)	30-day LIBOR was 0.21% at September 30, 2012.

(2)	For each of our loans that are in default, we may incur default interest rates.

We had notes payable totaling $45.5 million at September 30, 2012 of which $32.2 million was secured by the hotel property. As of September 30, 2012, $34.4 million of our notes payable have matured or were set to mature in the next twelve months and $32.2 million was recourse to us. We continue to have negotiations and discussions with lenders to modify or restructure loans, outcomes of which may include a sale to a third party or returning the property to the lenders. We currently expect to use proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that the Hotel Palomar lender was to demand immediate payment of the entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The effects of the recent economic downturn caused us to reconsider our strategy for certain properties where we believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where we believed the value of a property was not likely to recover in the near future, we believed there were more effective uses for our capital, and as a result we ceased making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We were in active negotiations with certain lenders to refinance or restructure debt in a manner that we believed was the best outcome for us and our unitholders. We were unable to complete the recapitalization of the loan agreements and as a result some of these recourse loans were resolved by negotiating agreements conveying the properties to the lender. We returned two properties to the lenders during the nine months ended September 30, 2012, as discussed below, and two properties during the year ended December 31, 2011.

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

On August 16, 2012, we sold 1221 Coit Road for a contract sales price of $20.0 million and on August 17, 2012 we sold 250/290 John Carpenter for a contract sales price of $22.8 million. Proceeds from the sales of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a loan with Behringer Harvard Holdings, LLC (the “BHH Cassidy Ridge Loan”). Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. We have not received notice of demand for payment from Behringer Harvard Holdings, LLC (“Behringer Holdings”) and have been informed that it currently has no intention to do so. The outstanding principal balance under the loan was $0.9 million at September 30, 2012 and December 31, 2011, respectively.

The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. The Hotel Palomar loan is secured by the associated real property and is recourse to us. We or our subsidiaries were in default under the Mockingbird Commons Partnership Loans and the BHH Cassidy Ridge Loan at September 30, 2012.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Troubled Debt Restructuring

On May 17, 2012 we entered into a Deed in Lieu of Foreclosure Agreement with CULS effective May 8, 2012, transferring ownership of Cassidy Ridge to CULS, resulting in full settlement of the outstanding debt to the lender resulting in a gain on troubled debt restructuring of $7.1 million which is included in our condensed consolidated statement of operations for the nine months ended September 30, 2012. The loan, which was recourse to us, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby the Palomar Residences were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on our statement of operations for the nine months ended September 30, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

8.	Related Party Arrangements

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), affiliates of our General Partners, property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. We incurred property management fees payable to our Property Manager of $0.1 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively, of which less than $0.1 million and approximately $0.2 million is included in discontinued operations for the nine months ended September 30, 2012 and 2011, respectively.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the nine months ended September 30, 2012, we incurred asset management fees of $0.4 million of which $0.2 million was included in discontinued operations. During the nine months ended September 30, 2011, we incurred asset management fees of $0.8 million, of which $0.1 million was capitalized to real estate inventory, $0.4 million was included in discontinued operations and approximately $40,000 was waived.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions. Since the conditions above have not been met at this time, we incurred no such real estate commissions for the nine months ended September 30, 2012 and 2011.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement. For the nine months ended September 30, 2012 we incurred $0.3 million for administrative services, of which $0.2 million was waived. For the nine months ended September 30, 2011 we incurred such costs for administrative services totaling $0.2 million, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $3.4 million for reimbursement of operating expenses for the nine months ended September 30, 2011, which is classified as a capital contribution on our condensed consolidated statement of equity (deficit).

On March 29, 2011, we entered into the Fifth Amended and Restated Promissory Note to amend the terms of a loan from Behringer Holdings (the “BHH Loan”) to a maximum borrowing amount of $25 million with all borrowings and accrued interest due on March 29, 2014. The outstanding principal balance under the BHH Loan at September 30, 2012 and December 31, 2011 was $11.1 million. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. On July 5, 2012 we entered into the Note Modification Agreement and Assignment of Proceeds with Behringer Holdings whereby the maturity date of the BHH Loan was extended to May 31, 2014. In order to secure payment of the BHH Loan, we assigned net proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and the back-end promoted interest in distributable cash related to Landmark I & II and 5050 Quorum properties which were sold in 2011. On November 9, 2012 we entered into the Pledge and Security Agreement with Behringer Holdings whereby net proceeds from the sale of our remaining real estate and the remining land at 1221 Coit, as well as the net proceeds previously assigned under the Note Modification Agreement and Assignment of Proceeds, were pledged as security for the payment of all obligations owed to Behringer Holdings or its subsidiaries, including principal, interest, fees or reimbursement of expenses. Net proceeds from the sale of real estate, if not reinvested in remaining properties, are to be are to be remitted to Behringer Holdings within 365 days of the sale.

In addition, on October 1, 2010, Behringer Harvard Mountain Village, LLC entered into the BHH Cassidy Ridge Loan. Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. We have not received notice of demand for payment from Behringer Holdings and have been informed that it currently has no intention to do so. The outstanding principal balance under the loan was $0.9 million at September 30, 2012 and December 31, 2011, respectively.

We had payables to related parties of approximately $4.4 million and $3.4 million at September 30, 2012 and December 31, 2011, respectively. These balances consist primarily of interest accrued on the BHH Loan and management fees payable to our Property Manager.

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

9.	Discontinued Operations

We sold 1221 Coit Road on August 16, 2012 for a contract sales price of $20.0 million. In addition, we sold 250/290 John Carpenter on August 17, 2012 for a contract sales price of $22.8 million. Proceeds from the sale of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund. On June 8, 2012, the Mockingbird Commons Partnership transferred ownership of the condominiums at the Palomar Residences to the Mockingbird Lender. This resulted in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations for the nine months ended September 30, 2012. On December 16, 2011, we sold 5050 Quorum for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property. On June 30, 2011, we sold Landmark I and Landmark II. The contract sales price for Landmark I and II of $16.2 million was used to fully satisfy the existing indebtedness associated with the property. In addition, on July 5, 2011, pursuant to a foreclosure, we transferred ownership of the Plaza Skillman property to the associated lender.

Behringer Harvard Short-Term Opportunity Fund I LP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with GAAP, the results of operations for the properties above are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation. The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three months	Three months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Total revenues	$544	$1,120	$2,709	$5,766

Expenses
Property operating expenses	231	1,102	1,641	3,873
Asset impairment loss	-	1,565	-	20,353
Interest expense	157	817	2,140	3,075
Real estate taxes	131	227	706	1,208
Property and asset management fees	42	157	276	658
Depreciation and amortization	168	626	1,216	2,723
Total expenses	729	4,494	5,979	31,890

Interest income	-	1	-	5
Gain on sale of assets	-	(13)	162	(13)
Gain on sale of operations	15,629	-	15,629	-
Gain on troubled debt restructuring	-	3,089	917	8,002

Net loss	$15,444	$(297)	$13,438	$(18,130)

10. Subsequent Events

On November 9, 2012 we entered into the Pledge and Security Agreement with Behringer Holdings whereby net proceeds from the sale of our remaining real estate and the remaining land at 1221 Coit, as well as the net proceeds previously assigned under the Note Modification Agreement and Assignment of Proceeds, were pledged as security for the payment of all obligations owed to Behringer Holdings or its subsidiaries, including principal, interest, fees or reimbursement of expenses. Net proceeds from the sale of real estate, if not reinvested in remaining properties, are to be are to be remitted to Behringer Holdings within 365 days of the sale.

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

Liquidity and Capital Resources

The effects of the recent economic downturn caused us to reconsider our strategy for certain of properties where we believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where we believed the value of a property was not likely to recover in the near future, we believed there were more effective uses for our capital, and as a result we ceased making debt service payments on certain property level debt, resulting in defaults or events of default under the related loan agreements. We were in active negotiations with certain lenders to refinance or restructure debt in a manner that we believed was the best outcome for us and our unitholders and we resolved some of these recourse loans by negotiating agreements conveying the properties to the lender as we did with two properties during the nine months ended September 30, 2012 and two properties during the year ended December 31, 2011. There is no guarantee that we will not have to negotiate agreements conveying properties to lenders in the future.

Our cash and cash equivalents were $13.4 million at September 30, 2012. Our principal demands for funds in the next twelve months and beyond will be for the payment of Partnership operating expenses, costs associated with lease-up and maintenance of our operating properties and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. As a result of current economic and market conditions, our ability to continue as a going concern is dependent on our ability to resolve our current debt maturities and the willingness and ability of our General Partners or their affiliates to provide us with sources of liquidity. During the nine months ended September 30, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.2 million. During the nine months ended September 30, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $3.7 million, of which $3.4 million was classified as a capital contribution from our General Partners on our condensed consolidated statement of equity (deficit). Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern.

In order to provide additional liquidity for the fund and execute our plan of selling our assets and winding up operations over the next two years, we sold 1221 Coit Road and 250/290 John Carpenter Freeway during the quarter ended September 30, 2012. Proceeds from the sale of these properties were used to fully satisfy the existing indebtedness associated with the properties and pay down additional liabilities of the fund. As a result of our current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

We had notes payable totaling $45.5 million at September 30, 2012 of which $32.2 million was secured by the hotel property and was recourse to us. As of September 30, 2012, $34.4 million of our notes payable have matured or were set to mature in the next twelve months. We continue to have negotiations and discussions with lenders to modify or restructure loans, outcomes of which may include a sale to a third party or returning the property to the lenders. We currently expect to use proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that the Hotel Palomar lender was to demand immediate payment of the entire loan balance, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

The majority of our notes payable require payments of interest only, with all unpaid principal and interest due at maturity. Further, our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. The Hotel Palomar loan is secured by the associated real property and is recourse to us. As previously noted, we or our subsidiaries were in default under the Mockingbird Commons Partnership Loans and the BHH Cassidy Ridge Loan at September 30, 2012.

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

Market Overview

During the third quarter of 2012, the U.S. economy showed signs of stabilizing, but with growth coming at a slower pace as compared to prior economic recoveries. GDP growth increased to 2% from 1.3% in the prior quarter, a pace that is too slow to dramatically improve the overall economy in the near term. A major contributor to this slow growth was the European debt crisis and its effect on the global economy, as well as uncertainty by U.S. businesses as to the impact of the presidential election and the resolution of the so-called “fiscal cliff”. The U.S. economy added 171,000 new jobs in October 2012, which puts job creation for the year ahead of 2011’s pace. American manufacturing and factory output were up 2.8% for the year to September 2012, beating consensus estimates. Retail sales reported higher growth in August and September of 2012 than had been reported since 2010. Housing, which is critical to a sustained recovery, is providing clearer evidence that it has moved off the bottom and rebounding with increased housing starts and sales and improved projections and confidence by homebuilders going forward. All of these factors are leading to increased consumer sentiment and spending. On a net basis, we believe the general consensus is the U.S. economy is currently able to overcome the negative global issues and is moving forward at a moderate, but uneven pace.

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

Our remaining real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area which includes our hotel. Smith Travel Research indicates that the year-to-date national overall occupancy rate for hospitality properties in the United States increased to 67% and the national overall Average Daily Rate (“ADR”) increased to $107.34. The forecast for the 2013 Dallas hotel market indicates modest increases in occupancy and ADR.

Current economic conditions discussed above make it difficult to predict future operating results. There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Continuing Operations

We had one wholly-owned operating property as of September 30, 2012. We had five wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2011, one of which was consolidated in our continuing operations for the period presented. All investments in partnerships and joint ventures were consolidated with and into our accounts for the three months ended September 30, 2012 and 2011.

Rental Revenue. Rental revenue for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively, and was comprised of revenue, including adjustments for straight-line rent related to the retail space at Hotel Palomar. The decrease in rental revenue for the three month period ended September 30, 2012 was primarily due to the loss of a retail tenant at Hotel Palomar. Management expects rental revenue to remain relatively flat until we lease-up the available space.

Hotel Revenue. Hotel revenue for each of the three months ended September 30, 2012 and 2011 was $3.4 million and was comprised of revenue generated by the operations of Hotel Palomar. We experienced a year over year increase of almost 8% in ADR during the three months ended September 30 while experiencing a year over year decrease in occupancy during the same period. We expect hotel revenue to increase as the hospitality industry continues to see modest growth.

Real Estate Inventory Sales. Real estate inventory sales for the three months ended September 30, 2011 were $2 million and was primarily comprised of revenue generated by the sale of home inventory and developed land at our luxury home development, Bretton Woods. We had no inventory during the three months ended September 30, 2012.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2012 and 2011 were $2.7 million and $3.0 million, respectively, and were comprised of expenses related to the daily operations of our properties. The decrease in property operating expenses for the three months ended September 30, 2012 is primarily due to the disposal of development properties during the second quarter of 2012. We expect property operating expenses to remain at current levels unless we are able to lease-up available retail space and there is a change in lodging demand.

Asset Impairment Loss. Asset impairment loss for the three months ended September 30, 2011 was $0.9 million. We recorded an impairment loss during the three months ended September 30, 2011 as a result of projected selling prices related to the undeveloped land held in Melissa, Texas. There was no asset impairment loss for the three months ended September 30, 2012. Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the three months ended September 30, 2011 was $21.5 million and was related to the Cassidy Ridge condominium development. The U.S. housing market continued to experience its nationwide downturn that began in 2006 and an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy. We had no inventory during the three months ended September 30, 2012.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2012 and 2011 was $0.7 million and $1.3 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees. The decrease in interest expense for the three months ended September 30, 2012 was primarily due to the disposal of development properties and the paydown of our loan balances during the quarter.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for each of the three months ended September 30, 2012 and 2011 were $0.1 million and $0.2 million, respectively, and were comprised of real estate taxes from our consolidated properties.

Property and Asset Management Fees. Property and asset management fees for each of the three months ended September 30, 2012 and 2011 were $0.2 million and were comprised of property and asset management fees from our consolidated properties. Asset management fees of approximately $11,000 were waived by Behringer Advisors II for the three months ended September 30, 2011. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.2 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Our advisor waived reimbursement of general and administrative expenses of $0.1 million during the three months ended September 30, 2012 and 2011. Unless the advisor waives additional reimbursements, we expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively, and included depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. The decrease in depreciation and amortization expense for the three months ended September 30, 2012 was the result of certain furniture, fixtures and equipment becoming fully depreciated in 2011.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the three months ended September 30, 2012 was $0.8 million and net loss attributable to noncontrolling interest for the three months ended September 30, 2011 was $0.5 million, respectively, and represented the other partners’ proportionate share of income and losses from investments in the partnerships that we consolidate.

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Continuing Operations

We had one wholly-owned operating property as of September 30, 2012. We had five wholly-owned properties and interests in two properties through investments in partnerships and joint ventures as of September 30, 2011, one of which was consolidated in our continuing operations for the period presented. All investments in partnerships and joint ventures were consolidated with and into our accounts for the nine months ended September 30, 2012 and 2011.

Rental Revenue. Rental revenue for the nine months ended September 30, 2012 and 2011 was $0.5 million and $0.6 million, respectively, and was comprised of revenue, including adjustments for straight-line rent. The decrease in rental revenue for the nine month period ended September 30, 2012 was primarily due to the loss of a retail tenant at Hotel Palomar. Management expects rental revenue to remain relatively flat until we lease-up the available space.

Hotel Revenue. Hotel revenue for the nine months ended September 30, 2012 and 2011 was $10.6 million and $10.8 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar. The decrease in hotel revenue for the nine months ended September 30, 2012 is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011. Year over year occupancy and ADR at the hotel remained relatively flat for the nine months ended September 30. We expect hotel revenue to increase as the hospitality industry continues to see modest growth.

Real Estate Inventory Sales. Real estate inventory sales for the nine months ended September 30, 2011 were $2.3 million and was primarily comprised of revenue generated by the sale of home inventory and developed land at our luxury home development, Bretton Woods. We had no inventory sales during the nine months ended September 30, 2012.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2012 and 2011 were $8.5 million and $8.9 million, respectively, and were comprised of expenses related to the daily operations of our properties. The decrease in property operating expenses for the nine months ended September 30, 2012 is primarily due to the disposal of development properties during the second quarter of 2012. We expect property operating expenses to remain at current levels unless we are able to lease-up available retail space and there is a change lodging demand.

Asset Impairment Loss. Asset impairment loss for the nine months ended September 30, 2011 was $0.9 million. We recorded an impairment loss as a result of projected selling prices related to the undeveloped land held in Melissa, Texas. There was no asset impairment loss for the nine months ended September 30, 2012. Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance we will not have impairments in the future.

Inventory Valuation Adjustment. The inventory valuation adjustment for the nine months ended September 30, 2011 was $21.5 million and was related to the Cassidy Ridge condominium development. The U.S. housing market continued to experience its nationwide downturn that began in 2006 and an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy. We had no inventory valuation adjustments during the nine months ended September 30, 2012.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2012 and 2011 was $2.8 million and $3.2 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees. The decrease in interest expense during the nine months ended September 30, 2012 was primarily due to the disposal of development properties and the paydown of our loan balances during the quarter.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2012 and 2011 were $0.6 million and $0.5 million, respectively, and were comprised of real estate taxes from each of our properties. We expect real estate taxes to remain flat in the near future.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2012 and 2011 were $0.6 million and $0.7 million, respectively, and were comprised of property and asset management fees from our consolidated properties. Asset management fees of approximately $40,000 were waived by Behringer Advisors II for the nine months ended September 30, 2011. We expect property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $0.9 million and $0.7 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. Our advisor waived reimbursement of general and administrative expenses of $0.2 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. Unless the advisor waives additional reimbursements, we expect general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $0.8 million and $1.7 million, respectively, and included depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. The decrease in depreciation and amortization expense for the nine months ended September 30, 2012 was the result of certain furniture, fixtures and equipment becoming fully depreciated in 2011.

Gain on Troubled Debt Restructuring. Gain on troubled debt restructuring for the nine months ended September 30, 2012 was $7.2 million and was the result of transferring ownership, through a deed in lieu of foreclosure, of Cassidy Ridge and the Palomar Residences to the respective lenders, resulting in full settlement of the outstanding debt to the lenders.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the nine months ended September 30, 2012 was $0.1 million and net loss attributable to noncontrolling interest for the nine months ended September 30, 2011 was $1.3 million, respectively, and represented the other partners’ proportionate share of income and losses from investments in the partnerships that we consolidate.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2012 was $4.1 million and was comprised primarily of net income of $17.9 million, adjusted for the gain on the sale of discontinued operations of $15.6 million, the gain on troubled restructuring of $8.1 million and depreciation and amortization of $2.6 million. Cash used in operating activities for the nine months ended September 30, 2011 was $3.8 million and was comprised of the net loss of approximately $44.6 million, adjusted for non-cash impairment charges and inventory valuation adjustments totaling $42.8 million, gain on troubled debt restructuring associated with the sale of Landmark I and II and the foreclosure of Plaza Skillman of $8.0 million and depreciation and amortization of $4.6 million, offset by changes in operating assets and liabilities of $1.5 million.

Cash provided by investing activities for the nine months ended September 30, 2012 was $45.6 million and was primarily comprised of proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and condominiums at the Palomar Residences. Cash provided by investing activities for the nine months ended September 30, 2011 was $17.5 million and was primarily comprised of proceeds from the sale of Landmark I & II of $16.2 million and the change in restricted cash related to our properties of $1 million.

Cash used in financing activities for the nine months ended September 30, 2012 was $31.4 million and consisted primarily of payments on notes payable, net of proceeds. Cash used in financing activities for the nine months ended September 30, 2011 was $13.8 million and consisted primarily of payments on notes payable, net of proceeds, of $17.1 million, offset by contributions from our general partner, Behringer Advisors II, of $3.4 million.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees, advertising costs and the cost of real estate inventory sales. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of our properties. NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity. NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements. To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided. Our calculations of NOI for the three and nine months ended September 30, 2012 and 2011 are presented below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Total revenues	$3,504	$5,560	$11,061	$13,754

Operating expenses
Property operating expenses	2,669	2,960	8,460	8,852
Real estate taxes, net	145	175	553	490
Property and asset management fees	162	230	597	656
Cost of real estate inventory sales	-	1,984	-	2,310
Less: Asset management fees	(53)	(117)	(251)	(293)
Total operating expenses	2,923	5,232	9,359	12,015

Net operating income	$581	$328	$1,702	$1,739

Reconciliation to Net income (loss)
Net operating income	$581	$328	$1,702	$1,739

Less: Depreciation and amortization	(253)	(547)	(764)	(1,678)
General and administrative expenses	(274)	(226)	(864)	(690)
Interest expense, net	(679)	(1,287)	(2,831)	(3,190)
Asset management fees	(53)	(117)	(251)	(293)
Asset impairment loss	-	(925)	-	(925)
Inventory valuation adjustment	-	(21,475)	-	(21,475)
Provision for income taxes	(57)	(50)	(125)	(119)
Add: Interest income	111	28	162	130
Other income	-	-	200	-
Gain on troubled debt restructuring	-	-	7,228	-
Income (loss) from discontinued operations	15,444	(297)	13,438	(18,130)

Net income (loss)	$14,820	$(24,568)	$17,895	$(44,631)

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”). Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2012 and 2011 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$14,820	$(24,568)	$17,895	$(44,631)
Net (income) loss attributable to noncontrolling interest	(841)	546	(55)	1,324

Adjustments
Real estate depreciation and amortization (1)	344	292	1,619	3,055
Impairment charges	-	2,490	-	21,278
Inventory valuation adjustment	-	21,475	-	21,475
Gain loss on sale of assets (1)	-	9	(114)	9
Gain on troubled debt restructuring (1)	-	(3,089)	(7,839)	(8,002)
Gain on sale of discontinued operations (1)	(14,561)		(14,561)
Debt service, net of amounts capitalized (1)	(567)	(1,864)	(1,731)	(4,897)
Capital improvements (1)	(26)	(97)	(931)	(342)

Net cash from (used in) operations	$(831)	$(4,806)	$(5,717)	$(10,731)

(1)	Represents our ownership portion of the properties that we consolidate.

Disposition Policies

We believe it makes economic sense to sell properties in today’s market in certain instances, such as when the value of the in-place cash flows is stable, predictable and attractive to potential buyers, when the property has limited or no equity with a near-term debt maturity, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. Therefore, we will evaluate each real property in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We will also consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners, the current state of the general economy and whether waiting to dispose of a property will allow us to realize additional value for our limited partners. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2017, or earlier if our General Partners determine to liquidate us, or, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate. Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those units held by our General Partners and their affiliates. If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our approximately $45.5 million in notes payable at September 30, 2012, approximately $32.2 million represented debt subject to variable interest rates. If variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.3 million.

At September 30, 2012, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of September 30, 2012 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in this Quarterly Report on Form 10-Q, as of September 30, 2012, we or our subsidiaries remain in default under the BHH Cassidy Ridge Loan and the Mockingbird Commons Partnership Loans. See note 7, “Notes Payable” for additional information regarding events of default.

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

Behringer Harvard Short-Term Opportunity Fund I LP

	By:	Behringer Harvard Advisors II LP
Co-General Partner

Dated: November 14, 2012		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed in and incorporated by reference to Form 8-K filed on September 5, 2008)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

10.1	Purchase Agreement by and between Behringer Harvard 1221 Coit LP and Carter Validus Properties, LLC

10.2	First Amendment to Purchase Agreement by and between Behringer Hardvard 1221 Coit LP and Carter Validus Properties, LLC

10.3	Note Modification Agreement and Assignment of Proceeds by and between Registrant and Behringer Harvard Holdings, LLC

10.4	Termination of Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Forest City Commercial Development, Inc.

10.5	Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Fairways JC Central, LLC

10.6	Pledge and Security Agreement by and between the Registrant and Behringer Harvard Holdings, LLC

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

101**	The following financial statements from Behringer Harvard Short-Term Opportunity Fund I LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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