Form 10-K
period 2012-12-31
Behringer Harvard Short-Term Liquidating Trust
filed 2013-03-29
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-51291

Behringer Harvard Short-Term Opportunity Liquidating Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0897614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (866) 655-1620

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None *

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐*

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐*

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market therefore, the aggregate market value of limited partnership interests held by nonaffiliates of the Behringer Harvard Short-Term Opportunity Fund I LP as of June 30, 2012 (the last business day of its most recently completed second fiscal quarter) was $4,321,536, assuming a market value of $0.40 per unit of limited partnership interest.*

As of March 19, 2013, there were 10,803,839 units of beneficial interest in Behringer Harvard Short-Term Opportunity Liquidating Trust outstanding.

*Behringer Harvard Short-Term Opportunity Liquidating Trust is the transferee of the assets and liabilities of Behringer Harvard Short-Term Opportunity Fund I LP and files reports under the Commission file number for Behringer Harvard Short-Term Opportunity Fund I LP. Behringer Harvard Short-Term Opportunity Fund I LP filed a Form 15 on February 11, 2013 indicating its notice of termination of registration and filing requirements.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY LIQUIDATING TRUST

FORM 10-K

Year Ended December 31, 2012

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Short-Term Opportunity Liquidating Trust (which may be referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) as successor in interest to Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to herein as the “Partnership”) and our subsidiaries, including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future distributions to our beneficiaries and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for capital expenditures;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

•	future increases in interest rates;

•	our ability to retain our executive officers and other key personnel of our managing trustee, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our managing trustee and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates; and

•	unfavorable changes in laws or regulations impacting our business or our assets.

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

PART I

Explanatory Note

As more fully described below, subsequent to December 31, 2012 but prior to the date of filing of this Annual Report on Form 10-K, the Behringer Harvard Short-Term Opportunity Fund I LP (referred to herein as the “Partnership”) completed its liquidation pursuant to a Plan of Liquidation adopted by its general partners. The plan provides for the formation of a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership. On February 11, 2013, the Behringer Harvard Short-Term Opportunity Liquidating Trust (referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) was formed, and the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust. This Annual Report on Form 10-K, including the accompanying unaudited consolidated financial statements and notes thereto as of December 31, 2012 with respect to the Partnership, is being prepared and filed by the Liquidating Trust as successor in interest to the Partnership.

Item 1.	Business.

General Description of Business

The Partnership was a limited partnership formed in Texas on July 30, 2002. Its general partners were Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (each a “General Partner” and collectively the “General Partners”). It was funded through capital contributions from its General Partners and an initial limited partner on September 20, 2002 (date of inception). It offered its limited partnership units pursuant to a public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and the Partnership admitted new investors until the termination of the Offering.

The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties (one of which has been converted to a data center), one shopping/service center, a hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. The Partnership engaged an unaffiliated third party to manage the day-to-day operations of the hotel. As of December 31, 2012, two of the twelve properties acquired remain in the Partnership’s portfolio. The Partnership disposed of four properties during the twelve months ended December 31, 2012 and as a result, only the hotel (and its retail component), approximately five acres of land and the back-end promoted interest in distributable cash to two sold properties remain in the portfolio.

Effective as of January 31, 2013, Mr. Behringer ceased to be a general partner of the Partnership due to a permanent disability resulting in an Event of Withdrawal under the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). Effective that same date, Mr. Behringer also resigned as Chairman of Behringer Advisors II.

On February 11, 2013, the sole remaining General Partner, Behringer Advisors II, in its sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1620. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”) and is used by permission.

Liquidation of the Partnership

On February 11, 2013 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by Behringer Advisors II, as its General Partner pursuant to its authority under the Partnership Agreement, which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

In furtherance of the Plan, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with the Partnership’s General Partners, Behringer Advisors II, as managing trustee (the “Managing Trustee”), and CSC Trust Company of Delaware, as resident trustee (the “Resident Trustee”). As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest unit in the Liquidating Trust in exchange for such holder’s interest in the Partnership.

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 28, 2013 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us.

The Liquidating Trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. The term may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Market Outlook

During 2012, the U.S. economic recovery, although still slow by most measures, survived uncertainties over the general election and the fiscal cliff and exhibited visible improvements in many fundamentals. One of the more important factors was the stabilization of the housing sector, a sector that historically has been important in prior economic recoveries. In the second half of the year, home price indexes for the largest 20 cities in the U.S. had recovered to 2003 levels. While these are still not at pre-recession highs, these are levels that show improvement in inventories, foreclosures and distressed sales. With recent government initiatives to encourage private investment of single family homes, many analysts are projecting a faster pace to clear the supply of foreclosed and vacant properties. Other improvements were made in factory output, particularly autos and other durable goods, corporate profits and modest gains in employment. Regarding employment, the economy averaged 165,000 new jobs in the fourth quarter of 2012, higher than prior quarters, but because that is barely exceeding new workers entering the market, it is a level that is consistent with a slow, gradual recovery. Also helping the U.S. are improvements, or at least stabilization, of global economic issues. The European debt crisis, which created uncertainty over sovereign defaults and departures from the Euro and European Union that were constant drags on the U.S. economy for the last couple of years, has now reached a point where the worst of the scenarios appear less likely. Global growth, as forecast by the World Bank, is projected at 2.4% for 2013. This compares to an expected 2.3% for 2012 and while less than earlier projections, is not expected to be a serious drag on the U.S.

Offsetting these factors and likely contributors to a slower, moderate recovery are uneven private consumption, as individual savings rates continue to rise; continued decline in new business creation, as investors are reluctant to increase their risk capital; and decreases in the labor force, as the long term unemployed are not returning to the work force and may be structurally unemployed. Also, there is concern over the consequences and uncertainty related to political gridlock, which was reported as a major factor in the negative GDP report for the fourth quarter of 2012. The debate over the debt limit appears to be continuing for an extended period and risks a downgrade of U.S. credit and increased borrowing costs. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and with most analysts, we expect a moderate, but uneven U.S. growth for the near term. However, these issues have the potential to be very significant to the economy.

Our primary objectives will be to continue to preserve value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations. Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.

Unit Valuation

The Partnership Agreement required that the General Partners annually provide the Partnership’s limited partners with an estimate of the amount a holder of limited partnership units would receive if its properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation. As of December 29, 2011, the General Partners estimated a value of $0.40 per limited partnership unit.

On December 14, 2012, one of the Partnership’s General Partners, Behringer Advisors II, adopted an estimated value per limited partnership unit of $1.93 per unit.  As part of the General Partner’s valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc. (“Stanger”), that the estimated valuation was reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Stanger, founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as the Partnership’s.

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

On the Effective Date, when the Partnership’s assets and liabilities were transferred to us, the economic value of each beneficial interest unit was equivalent to the economic value of one limited partnership unit in the Partnership. The most recent estimated value per limited partnership unit as of December 14, 2012 should not be relied upon after such date, as we continue to sell our remaining assets. Because we are actively in the process of completing the disposition of our remaining properties as soon as practicable, we will not continue the Partnership’s practice of making annual estimated valuations under the terms of the Liquidating Trust Agreement.

Disposition Policies and Objectives

The Liquidating Trust Agreement provides for a three year period to liquidate our remaining assets. Our Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that the disposition of these assets will be completed before the end of this three year period. However, we intend to hold our various real properties until such time as sale or other disposition appears to be advantageous to achieve our disposition objectives or until it appears that such objectives will not be met. In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow, future capital expenditure costs and federal income tax considerations. We will also consider the current state of the general economy, and whether waiting to dispose of a property will allow us to realize additional value for our beneficiaries. Our Managing Trustee may exercise its discretion as to the timing of the sale of a property. We will have no obligation to sell properties at any particular time, except upon the termination of our existence on February 11, 2016, or, after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Pursuant to the Liquidating Trust Agreement, our primary objective is limited to conserving value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds therefrom. Thus, cash flow from operations will not be invested in the acquisition of properties. Thus, we are intended to be self-liquidating in nature. However, at the discretion of our Managing Trustee, cash flow and/or net sales proceeds may be held as working capital to pay expenses or other liabilities of the Liquidating Trust or used to make capital improvements to existing properties.

The Liquidating Trust will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article VI of the Liquidating Trust Agreement, to our Managing Trustee or its affiliates in connection with the distribution of proceeds from the sale, exchange or financing of our properties.

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

Generally, we do not anticipate selling our assets until we feel it is the right time to dispose of an asset, or we feel that the economy has improved, and we have the opportunity to realize additional value. Our Managing Trustee intends to use all reasonable efforts to realize value for our beneficiaries. We are diligently working to increase net operational performance at our hotel property and renew or secure retail leases with quality tenants to increase net operating income and the ultimate value of our assets and to execute on other value creation strategies.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Managing Trustee and its affiliates, including conflicts related to the arrangements pursuant to which our Managing Trustee and its affiliates will be compensated by us. All of our agreements and arrangements with our Managing Trustee and its affiliates, including those relating to compensation, are not the result of arm’s-length negotiations. Some of the conflicts of interest in our transactions with our Managing Trustee and its affiliates are described below.

Our Managing Trustee is Behringer Advisors II, one of the former General Partners of the Partnership. Mr. Robert M. Behringer, the other former General Partner of the Partnership, owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering. Robert S. Aisner, Robert J. Chapman, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors II, and Behringer Securities. In addition, Mr. Bresky is an executive officer of Behringer Securities.

Because we will be operated by our Managing Trustee, conflicts of interest will not be resolved through arm’s-length negotiations, but through the exercise of our Managing Trustee’s judgment consistent with its fiduciary responsibility to our beneficiaries and our disposition objectives and policies. For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K. For a discussion of the conflict resolution policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Our Managing Trustee and its affiliates are general partners of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Our Managing Trustee and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As general partners of other programs, they may have contingent liabilities for the obligations of other programs structured as partnerships, as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

Other Activities of Our Managing Trustee and its Affiliates

We rely on our Managing Trustee and its affiliates for the day-to-day operation of our business. As a result of their interests in other Behringer Harvard programs and the fact that they have also engaged and will continue to engage in other business activities, our Managing Trustee and its affiliates will have conflicts of interest in allocating their time between us and other Behringer Harvard programs and other activities in which they are involved. In addition, our Liquidating Trust Agreement does not specify any minimum amount of time or level of attention that our Managing Trustee must devote to us. However, our Managing Trustee believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer Harvard programs and other ventures in which they are involved.

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our Managing Trustee, its affiliates or other Behringer Harvard programs are located. In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances. Our Managing Trustee will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Managing Trustee will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be differing compensation arrangements established for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Managers

Our properties are managed and leased by HPT Management Services LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, our affiliated property managers, or their affiliates (individually or collectively referred to as “Property Manager”). The Partnership’s agreements with our Property Manager expired in June 2010, but automatically extended for successive seven year terms. We succeeded to these agreements on the Effective Date. We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of the Property Manager or upon sale of the property. HPT Management Services LLC and Behringer Harvard Real Estate Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on the Partnership’s financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Significant Tenants

As of December 31, 2012, four retail tenants at Hotel Palomar accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Exhale Enterprises VIII, Inc., a New York based spa, accounted for 33% or $0.2 million of our rental revenue for the year ended December 31, 2012 under a lease that expires April 2020. DD+JJ Productions, LLC, a local full service salon, accounted for approximately 24% or more than $0.1 million of our rental revenue under a lease that expires April 2022. Mint Dentistry, a local dental office, accounted for approximately 14% or less than $0.1 million of our rental revenues under a lease that expires January 2020. In addition, Brackets, LLC, a local restaurant, accounted for 11% or less than $0.1 million of our rental revenues for the year ended December 31, 2012 under a lease that expired during 2012. During the year ended December 31, 2011, Brackets, LLC accounted for 27% or approximately $0.2 million, Exhale Enterprises VIII, Inc. accounted for approximately 24% or less than $0.2 million and DD+JJ Productions, LLC accounted for approximately 20% or less than $0.2 million of our rental revenue.

Employees

We have no employees. The employees of our Managing Trustee, Behringer Advisors II and other affiliates of Behringer Holdings perform a full range of real estate services for us, including property management, accounting, legal, asset management and investor relations.

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

Available Information

We electronically file an annual report on Form 10-K and current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC, as well as the Partnership’s prior filings, may be obtained from the web site maintained for us by our managing trustee at http://www.behringerharvard.com or at the SEC’s web site at http://www.sec.gov. Access to these filings is free of charge. As part of the creation of the Liquidating Trust, we requested, and on March 28, 2013 were granted, No-Action relief from the SEC regarding our proposed modified reporting. In accordance with this No-Action relief, we are not required to file Quarterly Reports on Form 10-Q with the SEC. A copy of the No-Action letter may also be obtained through the SEC’s website. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.

Risks Related to our Liquidation and your Investment in Behringer Harvard Short-Term Opportunity Liquidating Trust

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Our units have limited transferability and lack liquidity.

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop.  Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain IRA required minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

We are limited in the number and type of properties in which we have invested and the value of the beneficiaries’ investments will fluctuate with the performance of the specific investments made.

Currently, we hold two real estate investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we made.  As a result, the likelihood of our profitability being affected by the performance of any one of our investments has increased.  The investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of investments.  In addition, our fixed operating expenses, as a percentage of gross income, are higher, and our financial condition and ability to pay distributions may be adversely affected.

Our beneficiaries should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions.  Although our Liquidating Trust Agreement provides for a three year period to liquidate the remaining four assets, the Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for the beneficiaries, and expects that disposition of these assets will be completed before the end of this three year period.  However, we may choose to wait to sell any or all of the properties we now hold and our existence may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.  We expect that net proceeds from the sale of our properties will generally be distributed to our beneficiaries unless needed for working capital resources and capital improvements.  For each of these reasons, beneficiaries should view their investment in units strictly as a long-term investment.

If we lose or are unable to obtain key personnel, our ability to implement our disposition strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II, HPT, who would be difficult to replace.  Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment, our operating results could suffer.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure beneficiaries that HPT will be successful in attracting and retaining such skilled personnel.  Further, our Managing Trustee intends to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete.  We cannot assure beneficiaries that our Managing Trustee will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

Robert S. Aisner and the other executive officers of HPT have a dominant role in determining what is in our best interests and, therefore, we will not have the benefit of independent consideration of issues affecting our operations.

Our Managing Trustee is Behringer Advisors II.  Behringer Advisors II is managed by its general partner, HPT, for which Mr. Aisner serves as President and Chief Executive Officer.  Therefore, Mr. Aisner together with the other executive officers of HPT has a dominant role in determining what is in the best interests of us and our beneficiaries.  Since no person other than Mr. Aisner and the other executive officers of HPT have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations.  Therefore, Mr. Aisner and the other executive officers of HPT alone will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our affairs.

Our Managing Trustee has a limited net worth consisting of assets that are not liquid, which may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

The net worth of our Managing Trustee consists primarily of interests in real estate, partnerships and closely held businesses.  Accordingly, the net worth of our Managing Trustee is illiquid and not readily marketable.  This illiquidity, and the fact that our Managing Trustee and its affiliates have commitments to other Behringer Harvard programs, may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

Our rights and the rights of our beneficiaries to recover claims against our Managing Trustee are limited.

Our Liquidating Trust Agreement provides that our Managing Trustee will have no liability for any action or failure to act that the Managing Trustee in good faith determines was in our best interest, provided its action or failure to act did not constitute gross negligence, willful misconduct or fraud.  As a result, we and our beneficiaries may have more limited rights against our Managing Trustee than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our Managing Trustee in some cases.

We may not successfully provide beneficiaries with a liquidity event.

Our current timeframe for liquidating is by 2016.  Market conditions and other factors could cause us to delay liquidation beyond this period.  If liquidation is delayed, your units will continue to be illiquid.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Managing Trustee may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Managing Trustee may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet known.  In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time, than our beneficiaries would receive through other alternatives reasonably available to us.

While the Partnership’s General Partners each believed that a liquidation would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us at the time, such belief relied upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.

The plan of liquidation may lead to litigation which could result in substantial costs and distract our Managing Trustee.

Historically, extraordinary company actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 28, 2013, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each beneficiary in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to beneficiaries under the Liquidating Trust Agreement.

The prior performance of real estate investment programs sponsored by affiliates of our Managing Trustee or former General Partners may not be an indication of our future results.

Investors should not rely upon the past performance of other real estate investment programs sponsored by Mr. Behringer, our Managing Trustee, or their respective affiliates, to predict our future results. To be successful in this market, we must, among other things:

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors II and HPT, who would be difficult to replace. Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us. If any of HPT’s key personnel were to cease employment, our operating results could suffer. We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure investors that HPT will be successful in attracting and retaining such skilled personnel. Further, our Managing Trustee intends to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete. We cannot assure investors that our Managing Trustee will be successful in attracting and retaining such relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

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

The financial and real estate markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies. Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or satisfy rental payments under existing leases. Specifically, the current conditions have had, or similar conditions existing in the future may continue to have, the following consequences:

•	the financial condition of our tenants may be adversely affected, which results in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•	credit spreads for major sources of capital could widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•	a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•	the value of some of our properties has likely decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

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

At December 31, 2012, the Partnership had notes payable of approximately $41.1 million in principal amount, of which $31 million was secured by properties and the Partnership guaranteed payment of certain customary nonrecourse carveouts in favor of the lender. As a result of this indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other purposes.

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

We have debt that we may not be able to refinance or repay. As of December 31, 2012, approximately $1.3 million of principal payments, which includes scheduled debt maturities and monthly principal payments, has matured or is scheduled to mature in the next twelve months. We will face significant challenges refinancing our current debt on acceptable terms if at all due to (1) reduced values of our investments, (2) limited cash flow from operations, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value standards. Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest, which limits the cash flow available for other business expenses or opportunities.

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

Although gains from the sales of properties typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure investors that we will realize any gains on the resales of our properties. In addition, the amount of taxable gain allocated to investors with respect to the sale of a property could exceed the cash proceeds received from such sale.

Proceeds from the sale of a property will be distributed to investors if the Managing Trustee, in its sole discretion, has determined that such proceeds are not needed to fund:

•	working capital reserves;

•	capital improvements to our existing properties; or

•	required principal and interest payments to our existing properties.

Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations.

The provisions of the Delaware Statutory Trust Act applicable to statutory trusts do not grant beneficiaries any voting rights, and beneficiaries’ rights are limited under our Liquidating Trust Agreement.

A vote of a majority of the units of beneficial interest is sufficient to take the following actions:

•	to amend our Liquidating Trust Agreement;

•	to dissolve and terminate the Liquidating Trust;

•	to remove our Managing Trustee; and

•	to authorize a merger or a consolidation of the Liquidating Trust.

These are the only significant voting rights granted to our beneficiaries under our Liquidating Trust Agreement. Therefore, beneficiaries’ voting rights in our operations are limited.

Our Managing Trustee will make all decisions with respect to our management and determine all of our major policies, including our financing, growth, investment strategies and distributions. Our Managing Trustee may revise these and other policies without a vote of the beneficiaries. Therefore, beneficiaries will be relying almost entirely on our Managing Trustee for our management and the operation of our business. Our Managing Trustee may only be removed under certain conditions, as set forth in our Liquidating Trust Agreement.

Payment of fees to our Managing Trustee and its affiliates will reduce cash available for distribution.

Our Managing Trustee and its affiliates will perform services for us in connection with the management and leasing of our properties and the administration of our other investments. They will be paid fees for these services, which will reduce the amount of cash available for distribution to beneficiaries.

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

In connection with obtaining certain financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further leverage the property, to discontinue insurance coverage, replace our Managing Trustee or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

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

Our remaining properties are located in the Dallas, Texas metropolitan area. As a result of this limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in that area.

The remaining properties that we have acquired are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area. Consequently, because of the lack of geographic diversity among our current assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area. An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay special distributions to our beneficiaries.

When tenants do not renew their leases or otherwise vacate their space we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space in order to attract replacement tenants. We generally maintain initial working capital reserves of 1% of the contract price of the properties we own. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Any borrowing will require us to pay interest expense, and therefore our financial condition and our ability to pay special distributions to our beneficiaries may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to pay special distributions to our beneficiaries.

The real estate market is affected, as set forth above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow, results of operations and our ability to pay special distributions to our beneficiaries.

We may be unable to sell a property on acceptable terms and conditions, if at all.

We intend to hold our real properties and other investments until our Managing Trustee decides that a sale or other disposition is consistent with our disposition objectives or until it appears that these objectives will not be met.  Otherwise, our Managing Trustee may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of our existence in 2016, or, after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

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

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in a reduction in the total return to our beneficiaries. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce or prevent special distributions to our beneficiaries.

The success of our real property investments is materially dependent on the financial stability of our tenants. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure investors that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

Our Managing Trustee will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses which are generally catastrophic in nature and are related to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters which may be uninsurable, not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure investors that we will have adequate coverage for such losses. In the event that any of our properties incur a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than the working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure limited partners that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available for distribution to beneficiaries.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure beneficiaries that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to beneficiaries.

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

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to beneficiaries. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our beneficiaries will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay distributions to beneficiaries.

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

If we have insufficient cash to fund needed capital expenditures, then we will need to borrow money to fund future capital improvements.

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

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Managing Trustee and its affiliates, including the material conflicts discussed below.

Our Managing Trustee and certain of its key personnel will face competing demands relating to their time, and this may cause our investment returns to suffer.

Our Managing Trustee and certain of its key personnel and their respective affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our Managing Trustee will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to a Behringer Harvard program or third party other than us.

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

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing beneficiaries’ returns.

Affiliates of our Managing Trustee have sponsored, or are currently sponsoring, registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (“Behringer Harvard Mid-Term Value Enhancement Fund”). Behringer Harvard Advisors I LP (an entity that is under common control with our Managing Trustee, Behringer Advisors II), acts as managing trustee of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund). Because our Managing Trustee or its affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others. Our Managing Trustee or its affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.

If we enter into a joint venture with another Behringer Harvard program or joint venture, our Managing Trustee may have a conflict of interest when determining when and whether to sell a particular real estate property, and beneficiaries may face certain additional risks. For example, if we enter into a joint venture with a Behringer Harvard real estate investment trust (“REIT”) that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed. In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets. In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so. Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

Since our Managing Trustee and its affiliates control us and either control or serve as advisor to other Behringer Harvard programs, agreements and transactions between the parties with respect to any joint venture between or among such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to beneficiaries. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our Managing Trustee, certain conflicts of interest will exist.

The Managing Trustee and certain of its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our unitholders.

Our Managing Trustee and certain of its affiliates, including our Property Manager, are entitled to substantial fees from us under the terms of our Liquidating Trust Agreement and property management agreement. These fees were not negotiated at arm’s length and reduce the amount of cash available for distributions.

These fees could influence our Managing Trustee’s advice to us, as well as the judgment of its affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing or enforcing our agreements with our Managing Trustee and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management and property management fees payable to our Managing Trustee or its affiliates but also entitle them to real estate commissions;

•	borrowings to refinance properties, which increase the debt financing fees payable to our Managing Trustee;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Managing Trustee is reimbursed by us for the related salaries and benefits;

•	whether and when we seek to sell our assets, which sale could entitle our Managing Trustee real estate commissions.

The fees our Managing Trustee receives in connection with transactions involving the management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Managing Trustee to recommend riskier transactions to us.

We may be restricted in our ability to replace our Property Manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our Property Manager in the performance of their duties. Our Managing Trustee may find the performance of our Property Manager to be unsatisfactory. However, such performance by the Property Manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.” As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Our Managing Trustee and certain of its key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Certain of the key personnel of Behringer Advisors II are also officers of our Property Manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) the timing and terms of the sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our Managing Trustee, (5) compensation to our Managing Trustee, and (6) our relationship with our dealer manager and Property Manager.

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

DLA Piper LLP (US) acts as legal counsel to us, and is also expected to represent our Managing Trustee and some of its affiliates from time to time. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, DLA Piper LLP (US) may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Managing Trustee or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, or otherwise not recognized, DLA Piper LLP (US) may inadvertently act in derogation of the interest of the parties which could affect us and, therefore, our limited partners’ ability to meet our investment objectives.

Federal Income Tax Risks

There can be no assurance that the Liquidating Trust will be treated as a partnership for federal income tax purposes.

The Liquidating Trust is intending to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes, and therefore income, gains, losses, deductions and credits (if any) realized by the Liquidating Trust will be allocated among the beneficiaries for federal tax purposes in the same manner as previously allocated by the Partnership.  Further, with the transfer of all of the Partnership’s remaining assets to the Liquidating Trust and the assumption by the Liquidating Trust of all of the Partnership’s remaining liabilities, it is contemplated that there will be no change to the adjusted basis of any beneficiary’s interest in the Liquidating Trust and the beneficiaries will each have an adjusted basis with respect to such beneficiary’s beneficial interest in the Liquidating Trust equal to the adjusted basis of such beneficiary’s limited partnership interest in the Partnership immediately prior to the Effective Date.  On a yearly basis, the Managing Trustee will cause the Liquidating Trust to continue to issue a schedule K-1 to each beneficiary.  However, there can be no assurance that the Liquidating Trust will be treated as a partnership for federal income tax purposes.  We will advise you if we learn that the tax treatment of the Liquidating Trust is other than as described herein.

The state and local tax consequences of the transfer of assets to the Liquidating Trust may be different from the federal income tax consequences of such transfer.  In addition, any items of income, gain, loss, deduction or credit of the Liquidating Trust, and any distribution made by the Liquidating Trust, may be treated differently for state and local tax purposes than for federal income tax purposes.

The Internal Revenue Service may challenge our characterization of material tax aspects of an investment in our units of beneficial interest.

An investment in units involves material income tax risks. Beneficiaries are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units. We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein. Further, although we have obtained an opinion from our counsel regarding the material federal income tax issues relating to an investment in our units, investors should be aware that the opinion represents only our counsel’s best legal judgment, based upon representations and assumptions referred to therein and conditioned upon the existence of certain facts. Our counsel’s tax opinion has no binding effect on the Internal Revenue Service or any court. Accordingly, we cannot assure investors that the conclusions reached in the tax opinion, if contested, would be sustained by any court. In addition, our counsel is unable to form an opinion as to the probable outcome of the contest of certain material tax aspects, including whether we will be characterized as a “dealer” so that sales of our assets would give rise to ordinary income rather than capital gain, and whether we are required to qualify as a tax shelter under the Internal Revenue Code. Our counsel also gives no opinion as to the tax considerations to investors of tax issues that have an impact at the individual or beneficiary level. Accordingly, investors are urged to consult with and rely upon their own tax advisors with respect to tax issues that have an impact at the beneficiary or individual level.

Investors may realize taxable income without cash distributions, and may have to use funds from other sources to pay their tax liabilities.

Beneficiaries will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that units of beneficial interest will be allocated taxable income in excess of their cash distributions. We cannot assure investors that cash flow will be available for distribution in any year. As a result, investors may have to use funds from other sources to pay their tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on investors.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to investors could be treated as portfolio income rather than passive income. Our counsel has given its opinion that we will not be classified as a publicly traded partnership, which is defined generally as a partnership whose interests are publicly traded or frequently transferred. However, this opinion is based only upon certain representations of our former General Partners and the provisions in our Liquidating Trust Agreement that attempt to comply with certain safe harbor standards adopted by the Internal Revenue Service. We cannot assure investors that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the Internal Revenue Service safe harbors;

•	the lack of interpretive guidance with respect to such provisions; and

•	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

The deductibility of losses will be subject to passive loss limitations, and therefore their deductibility will be limited.

Units of beneficial interest will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, investors may receive no current benefit from their share of tax losses unless they are currently being allocated passive income from other sources.

The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction and credit could reduce anticipated tax benefits.

Counsel has given its opinion that it is more likely than not that partnership items of income, gain, loss, deduction and credit will be allocated among our beneficiaries substantially in accordance with the allocation provisions of the Liquidating Trust Agreement. We cannot assure investors, however, that the Internal Revenue Service will not successfully challenge the allocations in the Liquidating Trust Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts which will occur in the future and which cannot be predicted with certainty or completely controlled by us. If the allocations we use are not recognized, beneficiaries could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Our beneficiaries might also be required to incur the costs of amending their individual returns.

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

Our federal income tax returns may be audited by the Internal Revenue Service. Any audit of us could result in an audit of an investor’s tax return that may require adjustments of items unrelated to an investment in us, in addition to adjustments to various items. In the event of any such adjustments, an investor might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service. Investors may also be liable for interest on any underpayment and penalties from the date their tax was originally due. The tax treatment of all items will generally be determined at the Liquidating Trust level in a single proceeding rather than in separate proceedings with each investor, and our Managing Trustee is primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service. In this connection, our Managing Trustee may extend the statute of limitations as to all investors and, in certain circumstances, may bind the investors to a settlement with the Internal Revenue Service. Further, our Managing Trustee may cause us to elect to be treated as an electing large partnership. If they do, we could take advantage of simplified flow-through reporting of items. Adjustments to items would continue to be determined at the Liquidating Trust level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our Managing Trustee will have the discretion in such circumstances either to pass along any such adjustments to the beneficiaries or to bear such adjustments at the Liquidating Trust level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from operations payable to investors would be reduced.

The state in which an investor resides may impose an income tax upon its share of our taxable income. Further, states in which we will own our properties may impose income taxes upon its share of our taxable income allocable to any property located in that state. Many states have also implemented or are implementing programs to require entities classified as partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable. Investors may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Liquidating Trust of properties in those states. Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity. The imposition of such taxes will reduce the amounts distributable to our beneficiaries. In the event we are required to withhold state taxes from cash distributions, the amount of the net cash from operations otherwise payable would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution. Investors are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a beneficiary. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units. Investors should also note that our counsel’s tax opinion assumed that no legislation that will be applicable to an investment in our units would be enacted after the commencement of the Offering on February 19, 2003.

Congress previously passed major federal tax legislation regarding taxes applicable to recipients of dividends. One of the changes reduced the tax rate to certain recipients of dividends paid by corporations to individuals to a maximum of 15% through 2012. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% was not affected. Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends was 44.75% and, with the effect of state income taxes, could exceed 50%.

Under recently enacted legislation, for taxable years beginning after December 31, 2012, capital gains will be taxed at a maximum rate of 20% and dividend income will be taxed at ordinary income rates. Additionally, a U.S. person that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, generally will be subject to a 3.8% tax (the "Medicare tax") on the lesser of (1) the U.S. person's "net investment income" for the relevant taxable year and (2) the excess of the U.S. person's modified adjusted gross income for the taxable year over a certain threshold. A U.S. person's net investment income for these purposes will generally include income and gain allocable to such U.S. person and/or any gain realized with respect to a disposition of our units of beneficial interest. If you are a U.S. person that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax to your investment in the ordinary shares.

Although entities classified as partnerships for federal income tax purposes continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would make a partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for us to elect to be taxed for federal income tax purposes as a corporation or a REIT. Pursuant to our Liquidating Trust Agreement, our Managing Trustee has the authority to make any tax elections on our behalf that, in its sole judgment, are in our best interest. This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes. Our Managing Trustee has the authority under our Liquidating Trust Agreement to make those elections without the necessity of obtaining the approval of our beneficiaries. In addition, our Managing Trustee has the authority to amend our Liquidating Trust Agreement without the consent of beneficiaries in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that it elects for us. Our Managing Trustee has fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if it determines in good faith that such changes are in the best interest of our investors.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our units.

If investors are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our units of beneficial interest, they should be satisfied that, among other things:

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

We may dissolve the Liquidating Trust if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, known as “plan assets,” our Managing Trustee would be considered to be a plan fiduciary and certain contemplated transactions between our Managing Trustee or its affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the Managing Trustee as a plan fiduciary with respect to our investments. We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (“Department of Labor”) regarding classification of our assets.

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of an entity as ours from being treated as plan assets. We cannot assure investors that our Liquidating Trust Agreement and the Offering have been structured so that the exemptions in such regulations would apply to us, and although our Managing Trustee intends that an investment by a qualified plan in units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

In the event our assets are deemed to constitute plan assets, or if certain transactions undertaken by us are deemed to constitute prohibited transactions under ERISA or the Internal Revenue Code and no exemption for such transactions applies or is obtainable by us, our Managing Trustee has the right, but not the obligation, upon notice to all beneficiaries, but without the consent of any beneficiary to:

•	compel a termination and dissolution of the Liquidating Trust; or

•	restructure our activities to the extent necessary to comply with any exemption in the Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

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

We intend to incur indebtedness. This will cause a portion of our income allocable to tax-exempt investors to be recharacterized as UBTI. Further, in the event we are deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties that is allocable to tax-exempt investors would be characterized as UBTI. If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question. A tax-exempt beneficiary other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and be required to file tax returns reporting such income.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2012, the Partnership owned interests in a hotel with adjoining retail space and approximately five acres of land at 1221 Coit Road. The following table presents certain additional information about the properties as of December 31, 2012:

		Date			Ownership
Property name	Location	Acquired	Rooms/acres	Description	Interest
Hotel Palomar	Dallas, Texas	11/08/04	198 rooms	hotel	70%
1221 Coit Road- Land	Dallas, Texas	10/04/04	5 acres	developed land	90%

Each of the properties was transferred to us on the Effective Date. The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Dispositions

On May 17, 2012, Behringer Harvard Mountain Village, LLC, a wholly-owned subsidiary of the Partnership, entered into a Deed in Lieu of Foreclosure Agreement with Credit Union Liquidity Services, LLC (“CULS”) effective May 8, 2012, whereby ownership of our 23-unit condominium property (“Cassidy Ridge”) was transferred to CULS, resulting in full settlement of the outstanding debt to the lender. As a result, a gain on troubled debt restructuring of $7.1 million was recognized which is included in the consolidated statement of operations for the year ended December 31, 2012. On September 29, 2006 the borrower entered into a loan agreement with CULS to borrow a total principal amount of up to $27.7 million to construct Cassidy Ridge (“Cassidy Ridge Loan Agreement”). The outstanding principal balance, together with all accrued but unpaid interest, was due and payable on the maturity date of October 1, 2011. The loan, which was recourse to the Partnership, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On June 8, 2012, Mockingbird Commons, LLC (the “Mockingbird Commons Partnership”) entered into a Deed in Lieu of Foreclosure Agreement with Westdale Capital Investors I, Ltd (“Mockingbird Lender”) whereby 39 luxury high-rise condominiums and 1.4 acres of excess land located in Dallas, Texas (“Palomar Residences”) were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt. As a result, a gain on troubled debt restructuring of $1.0 million was recognized of which $0.9 million is included in discontinued operations on the statement of operations for the year ended December 31, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

On August 16, 2012, 1221 Coit Road was sold for a contract sales price of $20.0 million and on August 17, 2012, 250/290 John Carpenter was sold for a contract sales price of $22.8 million. Proceeds from the sales of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund.

Item 3.	Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop. Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain IRA required minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

The Partnership Agreement required that the General Partners annually provide the Partnership’s limited partners with an estimate of the amount a holder of limited partnership units would receive if the properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.

On December 14, 2012, one of the Partnership’s General Partners, Behringer Advisors II LP, adopted an estimated value of $1.93 per limited partnership unit.  As part of the General Partner’s valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of Stanger, an independent third party, that the estimated valuation was reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Stanger, founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as the Partnership.

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

Process and Methodology

The objective in determining an estimated value per unit is to arrive at a value that is reasonable using what the General Partner deems to be appropriate valuation methodologies and assumptions under then current circumstances in accordance with the valuation methodology required by the Partnership Agreement.  In arriving at the estimated value per limited partnership unit, the General Partner utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Partnership.  The following is a summary of the valuation methodologies used by the General Partner.

Investments in Real Estate: As an opportunity style fund with varying asset types, the General Partner estimated the value of the investments in real estate by using a variety of methods for purposes of calculating the estimated value per unit.  In calculating values for all of the real estate assets, the General Partner assumed that such assets were sold as of January 1, 2013.  The new estimated per-unit value reflects the current challenging economic climate that continues to impact the real estate and capital markets, and opportunistic investing in particular.  An opportunity-style fund like the Partnership generally acquires assets with the intention of spending capital to enhance and reposition or develop these assets for appreciation. However, the difficult economic and capital market conditions of recent years have severely impacted valuations in a broad range of real estate classes, including those in which the Partnership was invested.  The markets for commercial real estate fluctuate, and values are expected to continually change in the future.

  For the improved operating property within the portfolio and the value of the promoted interest in two properties that the Partnership sold in 2011, the General Partner estimated the values using appraisals performed by a third party. In estimating the value of developed land, the General Partner used the purchase option price currently available to an independent third party.

Other Assets and Liabilities: The carrying value of a majority of the other assets and liabilities are considered to be equal to fair value due to their short maturities.  The valuation also includes the carrying value of the current assets and liabilities on a consolidated basis.

The estimated value per unit of the Partnership’s limited partnership units does not reflect a liquidity discount for the fact that the units are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the debt, or a discount for the corporate level overhead and other costs that may be incurred, including any costs of any sale of the assets.  Others using different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The markets for real estate can fluctuate and values are expected to change in the future.

Allocation of Estimated Value

The estimated value per limited partnership unit was allocated amongst the asset types as follows:

Real estate assets	$5.05
Debt	(3.91)
Other	0.79
Estimated net asset value per unit	$1.93

Limitations of Estimated Value Per Unit

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties with different assumptions and estimates could derive a different estimated value per unit.  The estimated per share limited partnership unit determined by the General Partner neither represents the fair value according to generally accepted accounting principles in the United States (“GAAP”) of the assets less liabilities, nor does it represent the amount the units would trade at on a national securities exchange or the amount a unit holder would obtain if he tried to sell his units or if the Partnership liquidated its assets.  Accordingly, with respect to the estimated value per unit, the Fund can give no assurance that:

•	a unit holder would be able to resell his or her units at this estimated value;

•	a unit holder would ultimately realize distributions per unit equal to the estimated value per unit upon liquidation of the assets and settlement of its liabilities or a sale of the Partnership;

•	the units would trade at the estimated value per unit on a national securities exchange; or

•	the methodology used to estimate the value per unit would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

On the Effective Date, when the Partnership’s assets and liabilities were transferred to us, the economic value of each beneficial interest unit was equivalent to the economic value of one limited partnership unit in the Partnership. The most recent estimated value per limited partnership unit as of December 14, 2012 should not be relied upon after such date, as we continue to sell our remaining assets. Because we are actively in the process of completing the disposition of our remaining properties as soon as practicable, we will not continue the Partnership’s practice of making annual estimated valuations under the terms of the Liquidating Trust Agreement.

Holders

As of March 19, 2013, we had 10,803,839 of beneficial interest units outstanding that were held by a total of approximately 4,350 beneficiaries.

Distributions

As is common in real estate related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come only in the form of special distributions as assets are sold. As a result, the terms of the Liquidating Trust Agreement contemplates that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities). Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

As of December 31, 2012, the Partnership owned interests in a hotel and approximately five acres of land at 1221 Coit Road. The Partnership had ownership in four properties as of December 31, 2011 and ownership interests in ten properties as of December 31, 2010, 2009 and 2008. During the year ended December 31, 2012 the Partnership sold two office properties and returned Cassidy Ridge and Palomar Residences to the respective lenders. During the year ended December 31, 2011 the Partnership sold three office properties and a single family home development and returned a shopping/service center and undeveloped land back to the respective lenders. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected data below as of and for each of the five years in the period ended December 31, 2012 has been derived from the financial statements (in thousands, except per unit amounts).

	2012	2011	2010	2009	2008

Total assets	$40,672	$116,026	$203,308	$203,009	$199,918

Notes payable	$41,095	$123,742	$165,123	$156,024	$153,987
Other liabilities	4,700	13,064	12,337	12,589	10,740
Partners' capital (deficit)	2,443	(14,472)	29,961	36,513	34,874
Noncontrolling interest	(7,566)	(6,308)	(4,113)	(2,117)	317
Total liabilities and equity	$40,672	$116,026	$203,308	$203,009	$199,918

	2012	2011	2010	2009	2008
Total revenues	$14,619	$20,501	$15,093	$13,412	$16,418

Income (loss) from continuing operations	3,285	(34,664)	(6,627)	(7,880)	(7,732)
Loss from discontinued operations	(2,258)	(15,568)	(12,087)	(7,592)	(23,971)
Gain on sale of discontinued operations	15,629	75	-	-	-
Net income (loss)	16,656	(50,157)	(18,714)	(15,472)	(31,703)

Net loss attributable to noncontrolling interest	259	2,016	2,100	2,434	1,159
Net income (loss) attributable to the Partnership	$16,915	$(48,141)	$(16,614)	$(13,038)	$(30,544)

Basic and diluted net income (loss) per limited partnership unit	$1.57	$(4.45)	$(1.54)	$(1.21)	$2.83

Distributions declared per limited partnership unit	$-	$-	$-	$0.14	$0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto with respect to our predecessor in interest, the Partnership, as of December 31, 2012.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations of the Partnership are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Partnership’s accounts and the accounts of its subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on applicable GAAP, which includes the consolidation of variable interest entities (“VIEs”) in which the Partnership is deemed to be the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which the Partnership has control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which the Partnership has made an investment is a VIE and if so, if it is the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to the Partnership’s financial statements.

Impairment of Long-Lived Assets

Prior to the Effective Date, management monitored events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess assets for potential impairment include, but were not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset was being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Assets may have at times been concentrated in limited geographic locations and, to the extent that the Partnership’s portfolio was concentrated in limited geographic locations, downturns specifically related to such regions may have resulted in tenants defaulting on their lease obligations at a portion of its properties within a short time period, which might result in asset impairments. When such events or changes in circumstances were present, management assessed potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeded the estimated future undiscounted operating cash flows, the Partnership recognized an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Management considered projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in their assessment of whether impairment conditions existed. While management believes estimates of future cash flows were reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates. A change in these estimates and assumptions could have resulted in understating or overstating the book value of our investments, which could be material to the financial statements.

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

Inventory Valuation Adjustment

For real estate inventory, at each reporting date, management compared the estimated fair value less costs to sell to the carrying value. An adjustment was recorded to the extent that the fair value less costs to sell was less than the carrying value. Management determined the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation took into consideration estimated future selling prices, costs spent to date, estimated additional future costs and management’s plans for the property.

Overview and Background

During 2012, the U.S. economic recovery, although still slow by most measures, survived uncertainties over the general election and the fiscal cliff and exhibited visible improvements in many fundamentals. One of the more important factors was the stabilization of the housing sector, a sector that historically has been important in prior economic recoveries. In the second half of the year, home price indexes for the largest 20 cities in the U.S. had recovered to 2003 levels. While these are still not at pre-recession highs, these are levels that show improvement in inventories, foreclosures and distressed sales. With recent government initiatives to encourage private investment of single family homes, many analysts are projecting a faster pace to clear the supply of foreclosed and vacant properties. Other improvements were made in factory output, particularly autos and other durable goods, corporate profits and modest gains in employment. Regarding employment, the economy averaged 165,000 new jobs in the fourth quarter of 2012, higher than prior quarters, but because that is barely exceeding new workers entering the market, it is a level that is consistent with a slow, gradual recovery. Also helping the U.S. are improvements, or at least stabilization, of global economic issues. The European debt crisis, which created uncertainty over sovereign defaults and departures from the Euro and European Union that were constant drags on the U.S. economy for the last couple of years, has now reached a point where the worst of the scenarios appear less likely. Global growth, as forecast by the World Bank, is projected at 2.4% for 2013. This compares to an expected 2.3% for 2012 and while less than earlier projections, is not expected to be a serious drag on the U.S.

Offsetting these factors and likely contributors to a slower, moderate recovery are uneven private consumption, as individual savings rates continue to rise; continued decline in new business creation, as investors are reluctant to increase their risk capital; and decreases in the labor force, as the long term unemployed are not returning to the work force and may be structurally unemployed. Also, there is concern over the consequences and uncertainty related to political gridlock, which was reported as a major factor in the negative GDP report for the fourth quarter of 2012. The debate over the debt limit appears to be continuing for an extended period and risks a downgrade of U.S. credit and increased borrowing costs. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and with most analysts, we expect a moderate, but uneven U.S. growth for the near term. However, these issues have the potential to be very significant to the economy.

Our primary objectives will be to continue to preserve value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations. Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.

Our remaining operating real estate asset, Hotel Palomar, is located in Dallas, Texas. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States increased from 60.1% in 2011 to 61% in 2012 and the national overall Average Daily Rate (“ADR”) increased from $101.64 in 2011 to $106.10 during 2012. The forecast for the 2013 Dallas hotel market indicates modest increases in occupancy and ADR.

Current economic conditions discussed above make it difficult to predict future operating results. There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011

As of December 31, 2012, the Partnership owned interests in Hotel Palomar and approximately five acres of land at 1221 Coit Road. The Partnership had ownership in four properties as of December 31, 2011. During the year ended December 31, 2012 the Partnership sold two office properties and returned Cassidy Ridge and Palomar Residences to the respective lenders. During the year ended December 31, 2011 the Partnership sold three office properties and a single family home development and returned a shopping/service center and undeveloped land back to the respective lenders. All investments in partnerships and joint ventures were consolidated with and into our accounts.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2012 and 2011 was $0.6 million and $0.8 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-and below-market leases. The decrease in rental revenue for the year ended December 31, 2012 was primarily due to the loss of a retail tenant at Hotel Palomar. We expect rental revenue to remain at current levels until we lease the vacant retail space.

Hotel Revenue. Hotel revenue for the years ended December 31, 2012 and 2011 was $14.0 million and $14.2 million, respectively, and was comprised of revenue generated by the operations of Hotel Palomar. The decrease in hotel revenue for the year ended December 31, 2012 is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011. For the year ended December 31, 2012, year over year occupancy and ADR at the hotel remained relatively flat. We expect revenue to increase modestly as the economy continues to improve.

Real Estate Inventory Sales. Real estate inventory sales for the year ended December 31, 2011 was $5.6 million and was primarily comprised of revenue generated by the sale of home inventory and developed land at our luxury home development, Bretton Woods. There was no inventory sales during the year ended December 31, 2012.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2012 and 2011 were $11.1 million and $11.8 million, respectively, and were comprised of expenses related to the daily operations of our properties. The decrease in property operating expenses for the year ended December 31, 2012 is primarily due to the disposal of development properties during the second quarter of 2012. We expect property operating expenses to remain constant in the near future.

Asset Impairment Loss. As a result of projected selling prices, an impairment loss of approximately $0.5 million and $1.4 million was recorded for the years ended December 31, 2012 and 2011, respectively, related to the land at 1221 Coit Road and the undeveloped land held in Melissa, Texas.

Inventory Valuation Adjustment. The inventory valuation adjustment for the year ended December 31, 2011 was $26.8 million and was composed of adjustments of $26.3 million to adjust the value of the condominiums at Cassidy Ridge to their fair value and $0.5 million related to the luxury homes and developed land lots at Bretton Woods. The U.S. housing market continued to experience its nationwide downturn, an oversupply of homes available for sale, reduced availability, deterioration in the credit markets, rising foreclosure activity, reduced selling prices and relatively high unemployment and deteriorating conditions in the overall economy. There was no inventory valuation adjustments during the year ended December 31, 2012.

Interest Expense. Interest expense, net of amounts capitalized, for the years ended December 31, 2012 and 2011 was $3.4 million and $5.3 million, respectively, and was primarily comprised of interest expense and amortization of deferred financing fees. The decrease in interest expense during the year ended December 31, 2012 was primarily due to the disposal of development properties and the paydown of loan balances. Unless we have additional borrowings in the future, we expect interest expense to remain relatively constant.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the years ended December 31, 2012 and 2011 were $0.9 million and $0.7 million, respectively, and were comprised of real estate taxes from each of the properties.

Property and Asset Management Fees. Property and asset management fees for years ended December 31, 2012 and 2011 were $0.8 million and $0.9 million, respectively, and were comprised of property and asset management fees from the consolidated properties. Asset management fees of approximately $50,000 were waived by Behringer Advisors II for the year ended December 31, 2011.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were $1.2 million and $0.9 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. The advisor waived reimbursement of general and administrative expenses of $0.3 million for the year ended December 31, 2011. The liquidating trust structure is intended to reduce future general and administrative costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $1 million and $2 million, respectively, and included depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with the consolidated properties. The decrease in depreciation and amortization expense for the years ended December 31, 2012 was the result of certain furniture, fixtures and equipment becoming fully depreciated in 2011.

Gain on Troubled Debt Restructuring. Gain on troubled debt restructuring for the year ended December 31, 2012 was $7.2 million and was the result of transferring ownership, through a deed in lieu of foreclosure, of Cassidy Ridge and the Palomar Residences to the respective lenders, resulting in full settlement of the outstanding debt to the lenders.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the years ended December 31, 2012 and 2011 was $0.9 million and $1 million, respectively, and represented the other partners’ proportionate share of losses from investments in the partnerships that are consolidated.

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

The Partnership had ownership interests in four properties and ten properties as of December 31, 2011 and 2010, respectively. All investments in partnerships and joint ventures were consolidated with and into the Partnership accounts. During the year ended December 31, 2011, Landmark I and II and 5050 Quorum were sold and Plaza Skillman was returned to the lender. In addition, during the year ended December 31, 2011, the remaining developed land lots and luxury homes at Bretton Woods, five previously leased condominiums as well as one model unit at the Palomar Residences were sold and the undeveloped land in Melissa, Texas was returned to the lender.

Continuing Operations

Rental Revenue. Rental revenue for the years ended December 31, 2011 and 2010 totaled $0.8 million and $0.7 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases.

Hotel Revenue. Hotel revenue for the years ended December 31, 2011 and 2010 was $14.2 million and $12.7 million, respectively, and was comprised of revenue generated by the hotel operations of Hotel Palomar. The increase in hotel revenue is primarily due to the hotel hosting Dallas-Fort Worth area Super Bowl events in February 2011.

Real Estate Inventory Sales Revenue. Real estate inventory sales revenue for the years ended December 31, 2011 and 2010 was $5.6 million and $1.7 million, respectively. Revenue for each year is primarily the result of sales of home inventory and developed land lots at Bretton Woods.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2011 and 2010 were $11.8 million and $11.2 million, respectively, and were comprised of expenses related to the daily operations of our properties. The increase in operating expenses for the year ended December 31, 2011 is primarily due to certain costs for Cassidy Ridge no longer being capitalized as a result of construction being complete and increased activity at Hotel Palomar.

Asset Impairment Loss. As a result of projected selling prices, an asset impairment loss of approximately $1.4 million was recognized for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. There was no asset impairment loss during the year ended December 31, 2010.

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

Interest Expense. Interest expense for the years ended December 31, 2011 and 2010 was $5.3 million and $2.2 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to the notes associated with the acquisition and development of our consolidated properties. The increase in interest expense during the year ended December 31, 2011 is primarily due to interest costs for Cassidy Ridge no longer being capitalized as a result of the construction being completed and the accrual of default interest on certain matured loans during the period. The Partnership capitalized interest costs of $0.7 million and $2.2 million for Cassidy Ridge during the years ended December 31, 2011 and 2010, respectively.

Real Estate Taxes. Real estate taxes for the years ended December 31, 2011 and 2010 were $0.7 million and $0.8 million, respectively, and were comprised of real estate taxes from each of the properties.

Property and Asset Management Fees. Property and asset management fees for the years ended December 31, 2011 and 2010 were $0.9 million and $0.7 million, respectively. Asset management fees of approximately $50,000 and $65,000 were waived by Behringer Advisors II for the years ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2011 and 2010 were $0.9 million and $1.1 million, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. The advisor waived reimbursement of general and administrative expenses of $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $2 million and $2.2 million, respectively, and includes depreciation and amortization of buildings, furniture and equipment, and real estate intangibles associated with the wholly-owned properties and investments in partnerships.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest for the years ended December 31, 2011 and 2010 was $1 million and $1.4 million, respectively, and represents the other partners’ proportionate share of losses from investments in the partnerships that are consolidated.

Cash Flow Analysis

Fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011

Cash used in operating activities for the year ended December 31, 2012 was $7.4 million and was comprised primarily of net income of $16.7 million, adjusted for the gain on the sale of discontinued operations of $15.6 million, the gain on troubled restructuring of $8 million, changes in operating assets and liabilities of $3.2 million, offset by depreciation and amortization of $2.5 million. Cash used in operating activities for the year ended December 31, 2011 was $2.5 million and was comprised primarily of the net loss of $50.2 million, adjusted for asset impairment charges of $21.8 million, inventory valuation adjustments of $26.8 million, which was primarily composed of adjustments to the development of the condominiums at Cassidy Ridge, changes in operating assets and liabilities of $6.4 million and depreciation and amortization of $5.6 million offset by gains on troubled debt restructuring of $12.8 million.

Cash provided by investing activities for the year ended December 31, 2012 was $46 million and was primarily comprised of proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and condominiums at the Palomar Residences. Cash provided by investing activities for the year ended December 31, 2011 was $23 million and was primarily comprised of proceeds from the sale of assets including Landmark I & II and 5050 Quorum.

Cash used in financing activities for the year ended December 31, 2012 was $36.6 million and consisted primarily of payments on notes payable, net of proceeds. Cash used in financing activities for the year ended December 31, 2011 was $19.2 million and consisted primarily of payments on the notes payable, net of proceeds, of $22.3 million offset by contributions from the General Partners of $3.7 million.

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

Cash used in financing activities for the year ended December 31, 2011 was $19.2 million and consisted primarily of payments on the notes payable, net of proceeds, of $22.3 million offset by contributions from the General Partners of $3.7 million. Cash provided by financing activities was $19.0 million in 2010 and consisted primarily of proceeds from notes payable, net of payments, of $12.1 million and contributions from the General Partners of $7 million.

Liquidity and Capital Resources

The effects of the recent economic downturn caused the Partnership to reconsider their strategy for certain properties where the Partnership believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where the Partnership believed the value of a property was not likely to recover in the near future, it believed there were more effective uses for its capital, and as a result debt service payments on certain property debt was ceased, resulting in defaults or events of default under the related loan agreements. The Partnership was in active negotiations with certain lenders to refinance or restructure debt in a manner that it believed was the best outcome for them and the unitholders and it resolved some of these recourse loans by negotiating agreements conveying the properties to the lender as it did with two properties during the year ended December 31, 2012 and two properties during the year ended December 31, 2011. There is no guarantee that we will not have to negotiate agreements conveying properties to lenders in the future.

The Partnership’s cash and cash equivalents were $5.3 million at December 31, 2012. Our principal demands for funds in the next twelve months and beyond will be for the payment of operating expenses, costs associated with lease-up and capital improvements for our remaining operating property and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. The timing and amount of cash distributed to beneficial interest unitholders will be determined by the Managing Trustee and will be dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.

In order to provide additional liquidity and execute the Partnership’s plan of selling assets and winding up operations over the next three years, it sold 1221 Coit Road and 250/290 John Carpenter Freeway during the year ended December 31, 2012. Proceeds from the sale of these properties were used to fully satisfy the existing indebtedness associated with the properties and pay down additional liabilities of the fund. As a result of current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

The Partnership had notes payable totaling $41.1 million at December 31, 2012 of which $31 million was secured by the hotel property. We may use proceeds from the prior disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

The Mockingbird Commons Partnership entered into a promissory note payable to CULS, an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Palomar Residences Loan Agreement”) to construct the Palomar Residences. The borrower did not pay the outstanding principal balance, together with all accrued, but unpaid interest due on the maturity date of October 1, 2011, as the Partnership continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Palomar Residences Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding loan balance and all accrued but unpaid interest. The note was subsequently sold to the Mockingbird Lender on April 18, 2012. On June 8, 2012, the borrower entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby ownership of the Palomar Residences was transferred to the lender, resulting in full settlement of the outstanding debt. The outstanding principal balance under the Palomar Residences Loan Agreement, which was recourse to the Partnership, was approximately $19.4 million at June 8, 2012.

Behringer Harvard Mountain Village, LLC entered into the Cassidy Ridge Loan Agreement to construct Cassidy Ridge. The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011, which amount was not paid as the Partnership continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Cassidy Ridge Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding principal balance of $27.7 million and all accrued but unpaid interest. On May 17, 2012, the borrower entered into a Deed in Lieu of Foreclosure Agreement with CULS whereby ownership of Cassidy Ridge was transferred to the lender, resulting in full settlement of the outstanding debt. The loan, which was recourse to the Partnership, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On August 16, 2012, 1221 Coit Road was sold for a contract sales price of $20.0 million and on August 17, 2012 250/290 John Carpenter was sold for a contract sales price of $22.8 million. Proceeds from the sales of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund.

On December 20, 2012 the Mockingbird Commons Partnership entered into a promissory note agreement with Great American Life Insurance Company (“Palomar Lender”) to borrow $31 million (the “Hotel Palomar Loan”). Proceeds from the loan and additional cash were used to pay off the outstanding principal balance of a $31.6 million note with Bank of America and all associated closing costs. The Hotel Palomar Loan bears interest at a fixed rate of 5.75% per annum and requires monthly payments of interest only during the first 18 months with 30-year amortization thereafter. The loan, which matures on December 19, 2015, contains two one year extension options if certain conditions are met and does not allow prepayment in whole or in part during the first 12 months. Prepayment in whole (but not in part) from months 13 through 30 will include a yield maintenance premium as defined under the terms of the loan. The Hotel Palomar Loan is secured by the associated property. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts in favor of the Palomar Lender with respect to the loan.

On March 29, 2011, the Partnership entered into the Fifth Amended and Restated Promissory Note to amend the terms of a loan from Behringer Holdings (the “BHH Loan”) to a maximum borrowing amount of $25 million with all borrowings and accrued interest due on March 29, 2014. The outstanding principal balance under the BHH Loan at December 31, 2012 and December 31, 2011 was $8.8 million and $11.1 million, respectively. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. On July 5, 2012 the Partnership entered into the Note Modification Agreement and Assignment of Proceeds with Behringer Holdings whereby the maturity date of the BHH Loan was extended to May 31, 2014. In order to secure payment of the BHH Loan, the Partnership assigned net proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and the back-end promoted interest in distributable cash related to Landmark I & II and 5050 Quorum properties which were sold in 2011. On November 9, 2012 the Partnership entered into the Pledge and Security Agreement with Behringer Holdings whereby net proceeds from the sale of the remaining real estate and the remaining land at 1221 Coit Road, as well as the net proceeds previously assigned under the Note Modification Agreement and Assignment of Proceeds, were pledged as security for the payment of all obligations owed to Behringer Holdings or its subsidiaries, including principal, interest, fees or reimbursement of expenses. Unless approved, net proceeds from the sale of real estate, if not reinvested in remaining properties, are to be remitted to Behringer Holdings within 365 days of the sale. On December 28, 2012 the Partnership remitted net proceeds of $6 million to Behringer Holdings and its subsidiaries to completely payoff the BHH Cassidy Ridge Loan and for payment of fees, expenses, interest and principal on the BHH Loan.

While there have been signs of improvement in the overall economy, management does not expect conditions to improve significantly in the near future. As a result, we expect that we may continue to require this liquidity support from our Sponsor during 2013. Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2013, potentially up to the borrowing limits thereunder. There is no guarantee that our Sponsor will provide additional liquidity to us.

On October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a loan with Behringer Harvard Holdings, LLC (the “BHH Cassidy Ridge Loan”). Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. The Partnership completely paid off the outstanding principal of $0.9 million and all accrued but unpaid interest on the loan on December 28, 2012.

The Hotel Palomar Loan requires payments of interest only during the first 18 months with 30-year amortization thereafter. Our remaining loans accrue interest that may be paid at any time. Further, the loan agreements stipulate that the Partnership comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. The Hotel Palomar Loan is secured by the associated real property and we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts in favor of the Palomar Lender. At December 31, 2012 the Partnership or its subsidiaries were in default under loans made by the Mockingbird Commons Partnership noncontrolling interest partner in the amount of $1.3 million.

On February 11, 2013, the Partnership’s sole remaining General Partner elected to liquidate the Partnership and transfer its remaining assets and liabilities to the Liquidating Trust as a cost saving alternative that the General Partners believed to be in the best interests of the investors. The expenses associated with operating a public reporting entity, like the Partnership, are comparatively high and therefore detract from distributable proceeds and returns it can make to its investors. The reorganization into a liquidating trust enables us to reduce costs associated with public reporting obligations and related audit expenses that are not applicable to the Liquidating Trust, helping to preserve capital throughout our disposition phase for the benefit of our investors. Cutting expenses and maximizing investor returns is our primary focus.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as total revenue less property operating expenses, real estate taxes, property management fees and the cost of real estate inventory sales. Management believes that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity. NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements. To facilitate understanding of this financial measure, a reconciliation of NOI to net loss attributable to the Partnership in accordance with GAAP has been provided. Our calculations of the Partnership’s NOI for the years ended December 31, 2012, 2011 and 2010 are presented below (in thousands).

	2012	2011	2010

Total revenues	$14,619	$20,501	$15,093

Operating expenses
Property operating expenses	11,144	11,825	11,168
Real estate taxes, net	918	679	765
Property and asset management fees	765	891	655
Cost of real estate inventory sales	-	5,414	1,718
Less: Asset management fees	(304)	(410)	(229)
Total operating expenses	12,523	18,399	14,077

Net operating income	$2,096	$2,102	$1,016

Reconciliation to Net loss
Net operating income	$2,096	$2,102	$1,016

Less: Depreciation and amortization	(1,017)	(2,008)	(2,213)
General and administrative expenses	(1,161)	(896)	(1,143)
Interest expense, net	(3,394)	(5,339)	(2,224)
Asset management fees	(304)	(410)	(229)
Asset impairment loss (1)	(456)	(1,412)	-
Inventory valuation adjustment	-	(26,768)	(1,886)
Provision for income taxes	(137)	(112)	(166)
Add: Interest income	295	179	132
Gain on troubled debt restructuring	7,163	-	125
Loss on derivative instruments, net	-	-	(39)
Other income	200	-	-
Income (loss) from discontinued operations	13,371	(15,493)	(12,087)

Net income (loss)	$16,656	$(50,157)	$(18,714)

1)	Excludes approximately $20.4 million and $5.1 million of impairment loss included in loss from discontinued operations for the years ended December 31, 2011 and 2010, respectively.

Performance Reporting Required by the Partnership Agreement

Section 15.2 of the Partnership Agreement required the Partnership to provide its limited partners with its net cash from operations, a non-GAAP financial measure, which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, adjustments for gains from the sale of assets and gains on the sale of discontinued operations, debt service and capital improvements (“Net Cash From Operations”). Calculations of the Partnership’s Net Cash From Operations for the years ended December 31, 2012, 2011 and 2010 are presented below (in thousands):

36

	2012	2011	2010

Net income (loss)	$16,656	$(50,157)	$(18,714)
Net loss attributable to noncontrolling interest	259	2,016	2,100

Adjustments
Real estate depreciation and amortization (1)	1,799	3,941	6,116
Asset impairment loss (1)	410	21,765	5,119
Inventory valuation adjustment	-	26,768	1,886
(Gain) loss on sale of assets (1)	(114)	11	-
Gain on sale of discontinued operations (1)	(14,561)	(75)	-
Gain on troubled debt restructuring (1)	(7,741)	(12,842)	-
Debt service, net of amounts capitalized (1)	(4,632)	(7,192)	(5,382)
Capital improvements (1)	(949)	(1,035)	(603)

Net cash used in operations	$(8,873)	$(16,800)	$(9,478)

(1)	This represents our ownership portion of the properties that we consolidate.

Off-Balance Sheet Arrangements

The Partnership had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Partnership or the Liquidating Trust, as successor in interest.

Contractual Obligations

The following table sets forth certain information concerning the Partnership’s contractual obligations and commercial commitments as of December 31, 2012, and outlines expected future payments to be made by the Liquidating Trust under such obligations and commitments (in thousands):

	Payments due by period
	Totals	2013	2014	2015	2016	2017	Thereafter
Notes payable	$41,095	$1,294	$8,987	$30,814	$-	$-	$-
Interest	6,184	2,551	1,911	1,722	-	-	-
Total	$47,279	$3,845	$10,898	$32,536	$-	$-	$-

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of the leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. None of the Partnership’s approximately $41.1 million in notes payable at December 31, 2012 were subject to variable interest rates.

At December 31, 2012, the Partnership did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors II, as Managing Trustee of the Liquidating Trust, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2012 the effectiveness of the Partnership’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that the Partnership’s disclosure controls and procedures, as of December 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report as successor in interest to the Partnership is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors II, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Liquidating Trust’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as Managing Trustee of the Liquidating Trust, evaluated as of December 31, 2012 the effectiveness of the Partnership’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that the Partnership’s internal controls, as of December 31, 2012, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On January 31, 2013, Mr. Robert M. Behringer informed the Partnership that, as of January 31, 2013, he has received a medical diagnosis of a condition affecting his speech causing Mr. Behringer to be permanently disabled. As a result, an Event of Withdrawal occurred under the Amended and Restated Agreement of Limited Partnership, and Mr. Behringer ceased to be a general partner of the Partnership. Behringer Advisors II remained as a general partner of the Fund. Mr. Behringer also informed the Partnership that he resigned as Chairman of Behringer Advisors II effective January 31, 2013. Mr. Robert S. Aisner was appointed Chairman of Behringer Advisors II on March 27, 2013.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Managing Trustee

Prior to the Effective Date, the Partnership operated under the direction of its General Partners, Behringer Advisors II and Mr. Robert M. Behringer. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors II, which was formerly one of the General Partners. The Managing Trustee is assisted by the employees of HPT, the general partner of Behringer Advisors II. We do not employ our own management personnel; but instead we pay fees and expense allocations to our Managing Trustee for its services. The Managing Trustee is responsible for the management and control of our affairs, including acquisitions in the past, capital improvements, construction and property management.

Our Managing Trustee Behringer Advisors II is a Texas limited partnership formed in July 2002. The executive office of Behringer Advisors II is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert S. Aisner	66	Chairman
Michael J. O’Hanlon	61	Chief Executive Officer and President
Gerald J. Reihsen, III	54	Executive Vice President
Gary S. Bresky	46	Chief Financial Officer
M. Jason Mattox	37	Executive Vice President
S. Jason Hall	46	Treasurer

Robert S. Aisner is the Chairman of Behringer Advisors II. Mr. Aisner has served as President (from May 2005 until February 2013, Chief Executive Officer (from June 2008 until May 2009 and from July 2009 until February 2013), and a director since June 2003 of Behringer Harvard REIT I. In addition, Mr. Aisner serves as Vice Chairman (since January 2012) and a director (since June 2006) of Behringer Harvard Opportunity REIT I. Mr. Aisner also has served as Vice Chairman (since January 2012) and a director (since January 2007) of Behringer Harvard Opportunity REIT II, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Adaptive Real Estate Investment Trust, Inc. (“AREIT”)(formerly, Behringer Harvard Multifamily REIT II, Inc.), currently in registration. Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Harvard and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer and President of the other Behringer Harvard companies.

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

Mr. Aisner served as an independent director of Behringer Harvard REIT I from June 2002 until February 2003 and as a management director from June 2003 until February 2012. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Michael J. O’Hanlon has served as Chief Executive Officer and President of Behringer Advisors II since January 2012. Mr. O’Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard–sponsored programs, including Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, effective January 2012. In addition, Mr. O’Hanlon has served as a director of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II since February 2013. Prior to his appointment, Mr. O’Hanlon was an independent director of Adaptive REIT (formerly, Behringer Harvard Multifamily REIT II Inc.) from September 2011 through December 2011. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business. Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

Gerald J. Reihsen, III serves as the Executive Vice President of Behringer Advisors II. Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities through March 2012.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II. Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Holdings, including Behringer Harvard Advisors I LP who is the managing trustee of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust. Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002), Behringer Harvard Opportunity REIT I (since June 2007), Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT (from August 2006 to September 2009).

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

S. Jason Hall is Treasurer of Behringer Advisors II and, in such capacity, Mr. Hall served as principal accounting officer of the Behringer Harvard Short-Term Opportunity Fund I LP and now serves as principal accounting officer of the Liquidating Trust. Mr. Hall also serves as the Senior Controller and Director of Financial Reporting for the Behringer Harvard Opportunity REIT II, Inc. and is responsible for the accounting and financial reporting. He has held the position of Director of Financial Reporting for the Behringer Harvard Opportunity REIT II, Inc. and other Behringer Harvard-sponsored programs since 2010. Mr. Hall joined Behringer Harvard in 2005 as SEC Reporting Manager. From 2000 to 2004, he served in a number of accounting positions, including Corporate Controller from 2003 to 2004, at Aegis Communications Group, Inc., then publicly traded on NASDAQ and the nation’s seventh largest provider of outsourced customer care services. Prior to joining Aegis Communications Group, Mr. Hall spent five years as Corporate Controller for a private distribution company and three years in public accounting. Mr. Hall is a certified public accountant in the state of Texas and received a Bachelor of Business Administration in Finance from Angelo State University and a Master of Business Administration from Tarleton State University.

Other Personnel

The Managing Trustee, Behringer Advisors II, is assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II. HPT and its affiliates will continue to hire employees as needed. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

Advisory Board

The Liquidating Trust does not have a board of directors. The Partnership’s General Partners were initially assisted by an advisory board, which was dissolved on March 31, 2008.

No Audit Committee; No “Audit Committee Financial Expert”

The Liquidating Trust does not, nor did the Partnership as predecessor, have a board of directors and, as such, has no board committees such as an audit committee. Because we do not have an audit committee, we do not have an “audit committee financial expert.” The Managing Trustee is responsible for managing the relationship with our Independent Registered Public Accounting Firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish the Partnership with copies of all Section 16(a) forms filed with the SEC. Based upon our review of the reports furnished to the Partnership pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings with respect to the securities of the Partnership were timely and correctly made by reporting persons during 2012.

Code of Ethics

Behringer Advisors II, both formerly as a General Partner of the Partnership and now as Managing Trustee of the Liquidating Trust, adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of the code of ethics of Behringer Advisors II may be obtained from our web site at http://www.behringerharvard.com. The web site will be updated to include any material waivers or modifications to the code of ethics.

Item 11.	Executive Compensation.

Prior to the Effective Date, the Partnership operated under the direction of its General Partners. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors II, which was formerly one of the General Partners. As of December 31, 2012, the Partnership had not made any payments to Mr. Behringer as compensation for serving as General Partner. The officers and employees of HPT assist the Managing Trustee. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to our Managing Trustee, Behringer Advisors II, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors II as General Partner. We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any officers or directors. The Partnership’s two General Partners, Mr. Behringer and Behringer Advisors II, each owned 50% of the general partnership interests of the Partnership. Behringer Advisors II, in its capacity as our Managing Trustee does not own any beneficial interest in the Liquidating Trust. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control.

The following table sets forth information as of March 19, 2013 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or those of our Managing Trustee, each of our executive officers or those of our Managing Trustee, and our directors and executive officers, or those of our Managing Trustee, as a group. The percentage of beneficial ownership is calculated based on 10,803,839 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Beneficial interest	Behringer Harvard Advisors II LP (1)(3)	-	*
Beneficial interest	Robert S. Aisner (1)(2)	386.74	*
Beneficial interest	Michael J. O'Hanlon (1)(2)	-	*
Beneficial interest	Gerald J. Reihsen, III (1)(2)	-	*
Beneficial interest	Gary S. Bresky (1)(2)	-	*
Beneficial interest	M. Jason Mattox (1)(2)	-	*
Beneficial interest	S. Jason Hall (1)(2)	-	*
Beneficial interest	All current executive officers as a group (6 persons)	773.48	*

*Denotes less than 1%

(1)	The address of Messrs. Aisner, O’Hanlon, Reihsen, Bresky, Mattox, Hall and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Executive Officers of our Managing Trustee, Behringer Advisors II. Effective January 31, 2013, Mr. Behringer ceased to be a general partner of the Fund and resigned as Chairman of Behringer Advisors II.

(3)	Managing Trustee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors II as General Partner, and in its former capacity as General Partner of the Partnership, Behringer Advisors II and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2012, 2011 and 2010 the Partnership incurred property management fees payable to the Property Manager of $0.1 million, $0.2 million and $0.4 million, respectively, of which approximately $10,000 is included in continuing operations for each year.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Certain asset management fees have been deferred by Behringer Advisors II. During the year ended December 31, 2012, the Partnership incurred asset management fees of $0.5 million, of which approximately $0.2 million was included in discontinued operations. During the year ended December 31, 2011, the Partnership incurred asset management fees of $1.0 million, of which approximately $0.1 million was capitalized to real estate inventory, $0.5 million was included in discontinued operations and approximately $50,000 was waived. During the year ended December 31, 2010, the Partnership incurred asset management fees of $1.1 million, of which $0.2 million was capitalized to real estate, $0.6 million was included in discontinued operations and $65,000 was waived.

As the Partnership did previously, in connection with the sale of our properties, we will pay to our Managing Trustee, Behringer Advisors II, or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the Behringer Advisor II is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisor II receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since the Partnership was subject to the same conditions and such conditions had not been met, the Partnership incurred no such real estate commissions for the years ended December 31, 2012, 2011 and 2010.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. The Partnership incurred such debt financing fees of $0.2 million for the year ended December 31, 2012. No such debt financing fees were incurred for the years ended December 31, 2011 and 2010.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by the Liquidating Trust Agreement. For the year ended December 31, 2012 the Partnership incurred $0.4 million for administrative services of which $0.2 million was waived. For the year ended December 31, 2011 the Partnership incurred $0.3 million for administrative services, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $3.7 million for reimbursement of operating expenses for the year ended December 31, 2011, which is classified as a capital contribution on the consolidated statement of equity (deficit). For the year ended December 31, 2010, the Partnership incurred such costs for administrative services totaling $0.4 million, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010.

On March 29, 2011, the Partnership entered into the BHH Loan with all borrowings and accrued interest due on March 29, 2014. The outstanding principal balance under the BHH Loan at December 31, 2012 and December 31, 2011 was $8.8 million and $11.1 million, respectively. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. On December 28, 2012 the Partnership remitted net proceeds from the sale of assets of $6 million to Behringer Holdings and its subsidiaries to completely payoff the BHH Cassidy Ridge Loan and for payment of fees, expenses, interest and principal on the BHH Loan.

At December 31, 2012 and 2011, the Partnership had payables to related parties of approximately $1.8 million and $3.4 million, respectively. The balance at December 31, 2012 consisted primarily of management fees payable to the Property Manager. The balance at December 31, 2011 consisted primarily of management fees payable to the Property Manager and interest accrued on the BHH Loan.

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

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among the Liquidating Trust, our Managing Trustee and its affiliates have been established by our Managing Trustee, and our Managing Trustee believe the amounts to be paid thereunder to be reasonable and customary under the circumstances.  Additionally, our Managing Trustee has a fiduciary obligation to act in the best interests of both our beneficiaries and the investors in other affiliated programs and will use its best efforts to assure that we will be treated at least as favorably as any other affiliated program.

Item 14. Principal Accountant Fees and Services.

Because the Partnership did not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services that may be provided by an independent registered public accounting firm, if any. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act. Because we requested, and on March 28, 2013 were granted, No-Action relief from the SEC regarding our proposed modified reporting described elsewhere herein, we have not engaged an independent registered public accounting firm to provide auditing services. A copy of the No-Action letter is publicly available through the SEC’s website.

Fees Paid to Principal Independent Public Registered Accounting Firm

The following table presents (in thousands) aggregate fees for professional review and auditing services billed to the Partnership for the fiscal years ended December 31, 2012 and 2011 by its independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”):

	2012	2011
Audit-Related Fees (1)	$248	$345
Tax Fees (2)	82	80
Total Fees	$330	$425

(1)	Audit related fees consisted of professional services performed in connection with the audit of the Partnership’s annual consolidated financial statements in 2011, and performance of review procedures for quarterly reports on Form 10-Q. Because we requested, and on March 28, 2013 were granted, No-Action relief from the SEC regarding our proposed modified reporting described elsewhere herein, we have not engaged an independent registered public accounting firm to provide an audit for 2012. During 2012, the Partnership’s financial statements included in Forms 10-Q were reviewed as contemplated under SEC Regulation S-X, Article 10 and Section 302 of the Sarbanes-Oxley Act of 2002.
(2)	Tax fees consist principally of fees for assistance with matters related to tax compliance, tax planning and tax advice.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Unaudited Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Unaudited Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

3.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Unaudited Financial Statement Schedules.

All financial statement schedules, except for Schedule II and III (see (a) 2. above), have been omitted because the required information of such schedules is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Short-Term Opportunity Liquidating Trust

March 29, 2013	By:	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2013		/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 29, 2013		/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP
(Principal Financial Officer)

March 29, 2013		/s/ S. Jason Hall
S. Jason Hall
Treasurer of Behringer Harvard Advisors II LP
(Principal Accounting Officer)

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(Unaudited)

(in thousands, except unit amounts)

	December 31,	Decmber 31,
	2012	2011
Assets
Real estate
Land	$5,114	$13,459
Buildings and improvements, net	27,138	60,946
Total real estate	32,252	74,405

Real estate inventory, net	-	28,849
Cash and cash equivalents	5,286	3,296
Restricted cash	154	2,731
Accounts receivable, net	1,127	2,912
Prepaid expenses and other assets	745	828
Furniture, fixtures, and equipment, net	259	330
Deferred financing fees, net	769	591
Lease intangibles, net	80	2,084
Total assets	$40,672	$116,026

Liabilities and Equity (deficit)
Liabilities
Notes payable	$32,294	$111,724
Notes payable to related party	8,801	12,018
Accounts payable	544	692
Payables to related parties	1,799	3,424
Accrued liabilities	2,357	8,948
Total liabilities	45,795	136,806

Commitments and contingencies

Equity (deficit)
Partners' capital (deficit)
Limited partners - 11,000,000 units authorized, 10,803,839 units issued and outstanding at December 31, 2012 and 2011	(35,994)	(52,909)
General partners	38,437	38,437
Partners' capital (deficit)	2,443	(14,472)
Noncontrolling interest (deficit)	(7,566)	(6,308)
Total equity (deficit)	(5,123)	(20,780)
Total liabilities and equity (deficit)	$40,672	$116,026

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(Unaudited)

(in thousands, except per unit amounts)

	2012	2011	2010

Revenues
Rental revenue	$646	$783	$681
Hotel revenue	13,973	14,158	12,732
Real estate inventory sales	-	5,560	1,680
Total revenues	14,619	20,501	15,093

Expenses
Property operating expenses	11,144	11,825	11,168
Asset impairment loss	456	1,412	-
Inventory valuation adjustment	-	26,768	1,886
Interest expense, net	3,394	5,339	2,224
Real estate taxes, net	918	679	765
Property and asset management fees	765	891	655
General and administrative	1,161	896	1,143
Depreciation and amortization	1,017	2,008	2,213
Cost of real estate inventory sales	-	5,414	1,718
Total expenses	18,855	55,232	21,772

Interest income	295	179	132
Other income	200	-	-
Gain on sale of assets	-	-	-
Loss on derivative instrument, net	-	-	(39)
Gain on troubled debt restructuring	7,163	-	125
Income (loss) from continuing operations before income taxes	3,422	(34,552)	(6,461)

Provision for income taxes	(137)	(112)	(166)
Income (loss) from continuing operations	3,285	(34,664)	(6,627)

Discontinued operations
Loss from discontinued operations	(2,258)	(15,568)	(12,087)
Gain on sale of discontinued operations	15,629	75	-
Income (loss) from discontinued operations	13,371	(15,493)	(12,087)

Net income (loss)	16,656	(50,157)	(18,714)

Noncontrolling interest in continuing operations	918	987	1,391
Noncontrolling interest in discontinued operations	(659)	1,029	709
Net (income) loss attributable to noncontrolling interest	259	2,016	2,100

Net income (loss) attributable to the Partnership	$16,915	$(48,141)	$(16,614)

Amounts attributable to the Partnership
Continuing operations	$4,203	$(33,677)	$(5,236)
Discontinued operations	12,712	(14,464)	(11,378)
Net income (loss) attributable to the Partnership	$16,915	$(48,141)	$(16,614)

Basic and diluted weighted average limited partnership units outstanding	10,804	10,804	10,804

Net income (loss) per limited partnership unit - basic and diluted
Income (loss) from continuing operations attributable to the Partnership	$0.39	$(3.12)	$(0.49)
Income (loss) from discontinued operations attributable to the Partnership	1.18	(1.33)	(1.05)
Basic and diluted net income (loss) per limited partnership unit	$1.57	$(4.45)	$(1.54)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Equity (deficit)

For the Years ended December 31, 2012, 2011 and 2010

(Unaudited)

(in thousands)

	General Partners		Limited Partners
		Accumulated	Number of		Accumulated	Noncontrolling
	Contributions	Losses	Units	Contributions	Losses	Interest	Total

Balance as of January 1, 2010	$24,667	$-	10,804	$74,522	$(62,676)	$(2,117)	$34,396

Net loss					(16,614)	(2,100)	(18,714)

Notes receivable						(966)	(966)

Contributions	10,062					1,070	11,132

Balance as of December 31, 2010	34,729	-	10,804	74,522	(79,290)	(4,113)	25,848

Net loss					(48,141)	(2,016)	(50,157)

Notes receivable						(377)	(377)

Contributions	3,708					377	4,085

Distributions						(179)	(179)

Balance as of December 31, 2011	38,437	-	10,804	74,522	(127,431)	(6,308)	(20,780)

Net income (loss)					16,915	(259)	16,656

Notes receivable						(3,206)	(3,206)

Contributions						3,206	3,206

Distributions						(999)	(999)

Balance as of December 31, 2012	$38,437	$-	10,804	$74,522	$(110,516)	$(7,566)	$(5,123)

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Fund I LP

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(Unaudited)

(in thousands)

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$16,656	$(50,157)	$(18,714)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,474	5,626	7,373
Asset impairment loss	456	21,765	5,118
Inventory valuation adjustment	-	26,768	1,886
(Gain) loss on sale of assets	(162)	15	-
Gain on sale of discontinued operations	(15,629)	(75)	-
Gain on troubled debt restructuring	(8,031)	(12,842)	(125)
Loss on derivative instrument, net	-	-	39
Changes in operating assets and liabilities:
Real estate inventory	(182)	2,742	(14,236)
Accounts receivable	(873)	(131)	78
Prepaid expenses and other assets	83	54	193
Lease intangibles	-	(1,466)	(256)
Accounts payable	(149)	188	(415)
Accrued liabilities	(429)	3,735	(130)
Payables or receivables with related parties	(1,625)	1,275	1,423
Cash used in operating activities	(7,411)	(2,503)	(17,766)

Cash flows from investing activities
Proceeds from sale of assets	44,466	24,508	-
Capital expenditures for real estate	(1,075)	(1,439)	(651)
Change in restricted cash	2,577	(66)	(519)
Cash provided by (used in) investing activities	45,968	23,003	(1,170)

Cash flows from financing activities
Proceeds from notes payable	34,669	11,435	15,858
Payments on notes payable	(66,251)	(34,070)	(4,308)
Payments on note payable to related party	(3,217)	325	575
Payments on capital lease obligations	-	(54)	(66)
Financing costs	(769)	(409)	(127)
Distributions to noncontrolling interest holders	(999)	(179)	-
Contributions from noncontrolling interest holders	-	-	104
Contributions from general partners	-	3,708	6,976
Cash provided by (used in) financing activities	(36,567)	(19,244)	19,012

Net change in cash and cash equivalents	1,990	1,256	76
Cash and cash equivalents at beginning of year	3,296	2,040	1,964
Cash and cash equivalents at end of year	$5,286	$3,296	$2,040

See Notes to Consolidated Financial Statements.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership”) was a limited partnership formed in Texas on July 30, 2002 governed by an Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Its general partners were Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). The Partnership was funded through capital contributions from the General Partners and initial limited partner on September 20, 2002 (date of inception) and offered its limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and new investors were admitted until the termination of the Offering. As of December 31, 2012 the limited partnership units were not listed on a national exchange. The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties. As of December 31, 2012, two of the twelve properties acquired remained in its portfolio. Effective as of January 31, 2013, Mr. Behringer ceased to be a general partner of the Partnership due to a permanent disability resulting in an Event of Withdrawal under the Partnership Agreement. Effective that same date, Mr. Behringer also resigned as Chairman of Behringer Advisors II.

On February 11, 2013 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by its General Partner. The Plan provided for the formation of a liquidating trust, Behringer Harvard Short-Term Opportunity Liquidating Trust (which may be referred to herein as the “Liquidating Trust”, “we,” “us,” or “our”), for the purpose of completing the liquidation of the assets of the Partnership. In furtherance of the Plan, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Behringer Advisors II as managing trustee (the “Managing Trustee”), and CSC Trust Company of Delaware, as resident trustee. As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s interest in the Partnership. In accordance with the Plan and the Liquidating Trust Agreement, the Partnership has transferred all of its remaining assets and liabilities to us to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. The General Partners elected to liquidate the Partnership and transfer its remaining assets and liabilities to the Liquidating Trust as a cost saving alternative that the General Partners believed to be in the best interests of the investors. The expenses associated with operating a public reporting entity, like the Partnership, are comparatively high and therefore detract from distributable proceeds and returns it can make to its investors. The reorganization into a liquidating trust enables us to reduce costs associated with public reporting obligations and related audit expenses that are not applicable to the Liquidating Trust, helping to preserve capital throughout our disposition phase for the benefit of our investors. Cutting expenses and maximizing investor returns is a primary focus in this disposition phase.

Our principal demands for funds in the next twelve months and beyond will be for the payment of operating expenses, costs associated with lease-up and capital improvements for our remaining operating property and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders. During the year ended December 31, 2012, Behringer Advisors II or its affiliates waived reimbursement of administrative services totaling $0.2 million. During the year ended December 31, 2011, Behringer Advisors II or its affiliates waived reimbursement of administrative services, asset management fees and reimbursement of operating expenses totaling $4.1 million, of which $3.7 million is classified as a capital contribution from our General Partners on our consolidated statement of equity (deficit) and during the year ended December 31, 2010, Behringer Advisors II or its affiliates waived reimbursement of administrative expenses, asset management fees and reimbursement of operating expenses totaling $7.5 million, of which $7.0 million is classified as capital contributions from our General Partners on our consolidated statement of equity (deficit). In addition, Behringer Harvard Holdings LLC (“Behringer Holdings” or our “Sponsor”), forgave $2.8 million of principal borrowings and all accrued interest thereon under a loan agreement, which was also accounted for as a capital contribution by our General Partners. Although we have had to extend beyond our original target life of three to five years after the end of the Offering, we are designed to be self-liquidating and thus do not intend to continue as a long-term going concern.

In order to provide additional liquidity and execute the Partnership’s plan of selling assets and winding up operations over the next three years, it sold 1221 Coit Road and 250/290 John Carpenter Freeway during the year ended December 31, 2012. Proceeds from the sale of these properties were used to fully satisfy the existing indebtedness associated with the properties and pay down additional liabilities of the fund. As a result of current liquidity needs and unstable credit market conditions limiting available resources through additional borrowings for a closed-end, finite life fund, we may have to sell a property under terms that are less advantageous than we could achieve with a longer holding period. However, there can be no assurance these future dispositions will occur, or, if they occur, that they will help us to achieve our liquidity objectives.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership had notes payable totaling $41.1 million at December 31, 2012 of which $31 million was secured by the hotel property. We may use proceeds from the prior disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. The Hotel Palomar loan is secured by the associated real property and we have guaranteed payment of certain customary nonrecourse carveouts in favor of the lender.

The effects of the recent economic downturn caused the Partnership to reconsider their strategy for certain properties where the Partnership believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where the Partnership believed the value of a property was not likely to recover in the near future, it believed there were more effective uses for its capital, and as a result debt service payments on certain property debt was ceased, resulting in defaults or events of default under the related loan agreements. The Partnership was in active negotiations with certain lenders to refinance or restructure debt in a manner that it believed was the best outcome for them and the unitholders and it resolved some of these recourse loans by negotiating agreements conveying the properties to the lender as it did with two properties during the year ended December 31, 2012 and two properties during the year ended December 31, 2011. There is no guarantee that we will not have to negotiate agreements conveying properties to lenders in the future.

2.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as impairment of long-lived assets, inventory valuation adjustments, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and the accounts of all of its wholly owned subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. These consolidated financial statements have been prepared according to the going concern basis of accounting. Subsequent to the Effective Date, our consolidated financial statements will be prepared on the liquidation basis of accounting. Interests in entities acquired are evaluated based on GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and units, respectively, unless otherwise noted.  We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Real Estate

Real estate assets are stated at cost less accumulated depreciation and any impairment.  Depreciation is computed using the straight-line method, generally over estimated useful lives of 25 years for buildings and 39 years for hotels/mixed use properties. Major replacements where the betterment extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts.  All other maintenance and repair items are charged to expense as incurred.

Real estate assets also includes costs for tenant improvements paid by the Partnership, including reimbursements to tenants for improvements that are owned by the Partnership and will remain our property after the lease expires.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to Partnership’s consolidated direct investments in real estate assets and related lease intangibles as of December 31, 2012 and 2011 were as follows:

	Buildings and	Lease
As of December 31, 2012	Improvements	Intangibles
Cost	$32,823	$165
Less: depreciation and amortization	(5,685)	(85)
Net	$27,138	$80

	Buildings and	Lease
As of December 31, 2011	Improvements	Intangibles
Cost	$75,883	$2,728
Less: depreciation and amortization	(14,937)	(644)
Net	$60,946	$2,084

Real Estate Held for Sale

In accordance with GAAP, properties are classified as held for sale when certain criteria are met. At that time the assets and obligations of the property are presented as held for sale separately in our consolidated balance sheet and the recording of depreciation and amortization expense related to that property is ceased. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. There were no properties classified as held for sale as of December 31, 2012 or 2011.

Impairment of Long-Lived Assets

Prior to the Effective Date, management monitored events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess assets for potential impairment include, but were not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset was being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Assets may have at times been concentrated in limited geographic locations and, to the extent that the Partnership’s portfolio was concentrated in limited geographic locations, downturns specifically related to such regions may have resulted in tenants defaulting on their lease obligations at a portion of its properties within a short time period, which might have resulted in asset impairments. When such events or changes in circumstances were present, management assessed potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeded the estimated future undiscounted operating cash flows, the Partnership recognized an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Management considered projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in their assessment of whether impairment conditions existed. While management believes estimates of future cash flows were reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates. A change in these estimates and assumptions could have resulted in understating or overstating the book value of our investments, which could be material to the financial statements.

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. The Partnership recorded a non-cash impairment charge of $0.5 million during the year ended December 31, 2012 as a result of projected selling prices of the remaining land at 1221 Coit Road. In order to execute the business plan and provide additional liquidity, management identified a number of investments for possible disposition in 2011, thus decreasing the projected hold period for these investments. As a result of bona fide purchase offers which were below the Partnership’s carrying values, overall market declines and continuing vacancies, the Partnership recorded non-cash impairment charges of approximately $21.8 million for the year ended December 31, 2011 of which $20.4 million is included in discontinued operations. The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset and third-party opinion of values.

Real estate values may continue to have fluctuations due to, among other things, the current economic environment and, as a result, there can be no assurance that there will be no impairments in the future. Any such charges could have an adverse effect on the consolidated financial position and operations.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

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

Inventory Valuation Adjustments

For real estate inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value. Management determines the estimated fair value based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration factors such as current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs, appraisals and management’s plans for the property. Estimates used in the determination of the estimated fair value of real estate inventory are based on factors known to management at the time such estimates are made. No inventory valuation adjustments were recognized for the year ended December 31, 2012. Inventory valuation adjustments of $26.3 million were recognized related to the Cassidy Ridge condominium development for the year ended December 31, 2011. For the years ended December 31, 2011, and 2010 inventory valuation adjustments of $0.5 million and $1.9 million were recognized, respectively, related to the constructed luxury homes and developed land lots at Bretton Woods. The remaining homes and land lots at Bretton Woods were sold on December 16, 2011.

Cash and Cash Equivalents

Management considers investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes funds to be held in escrow for insurance, taxes and other reserves related to the Partnership’s consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to the Partnership’s properties. The Partnership had no allowance for doubtful accounts associated with accounts receivable at December 31, 2012 and $0.1 million at December 31, 2011.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include hotel inventory as well as prepaid insurance. Hotel inventory consists of food, beverages, linens, glassware, china and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over 3 to 5 year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with furniture, fixtures and equipment totaled $6.7 million and $6.6 million at December 31, 2012 and 2011, respectively.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization associated with deferred financing fees was $0.5 million at December 31, 2012 and 2011.

Revenue Recognition

The Partnership recognized rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2012 and 2011 was $0.7 million and $0.2 million, respectively and includes amounts recognized in discontinued operations. The total net decrease to rental revenue due to straight-line rent adjustment for the year ended December 31, 2010 was $0.3 million and includes amounts recognized in discontinued operations. As discussed above, our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership also recognizes revenue from the operations of a hotel. Hotel revenues consisting of guest room, food and beverage, and other revenue are derived from the operations of the boutique hotel portion of Hotel Palomar and are recognized as the services are rendered.

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

Income (Loss) Allocations

With respect to periods prior to the Effective Date, net income for each applicable accounting period is allocated to the partners as follows:

a)	To the partners to the extent of and in proportion to allocations of net loss as noted below; and
b)	Then, so as to cause the capital accounts of all partners to permit liquidating distributions to be made in the same manner and priority as set forth in the Partnership Agreement with respect to net cash distributions.

With respect to periods prior to the Effective Date, net loss for each applicable accounting period is allocated to the partners as follows:

a)	To the partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and

b)	Then, eighty-five percent (85%) to the limited partners and fifteen percent (15%) to the General Partners.

Concentration of Credit Risk

The Partnership had cash and cash equivalents in excess of federally insured levels on deposit in financial institutions. Management regularly monitors the financial stability of these financial institutions and believes that we are not exposed to any significant credit risk in cash and cash equivalents. Cash and cash equivalents are diversified between several banking institutions in an attempt to minimize exposure to any one of these entities.

Reportable Segments

The Partnership has determined that it has one reportable segment, with activities related to the ownership, development and management of real estate assets. Income producing properties generated 100% of the consolidated revenues for the years ending December 31, 2012, 2011 and 2010. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the properties are aggregated into one reportable segment.

Noncontrolling Interest

The Partnership holds a direct or indirect majority controlling interest in certain real estate partnerships and thus, consolidates the accounts with and into its accounts. Noncontrolling interests in partnerships represent the third-party partners’ proportionate share of the equity in consolidated real estate partnerships. Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.

During the years ended December 31, 2012, 2011 and 2010, the Partnership issued notes receivable totaling $3.2 million, $0.4 million and $1.0 million, respectively, to our 30% noncontrolling interest partner in Mockingbird Commons LLC (“Mockingbird Commons Partnership”). Proceeds from the notes receivable were recognized as capital contributions and contra-equity to the noncontrolling interest partner on the consolidated statement of equity (deficit) and comprehensive loss for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

As a limited partnership, the Partnership is generally not subject to income tax. However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the year ended December 31, 2012, the Partnership recognized a provision for current tax expense of approximately $137,000 related to the Texas margin tax. For the year ended December 31, 2011, the Partnership recognized a provision for current tax expense of approximately $101,000 and a provision for a deferred tax expense of approximately $11,000 related to the Texas margin tax. For the year ended December 31, 2010, the Partnership recognized a provision for current tax expense of approximately $173,000 and a provision for a deferred tax benefit of approximately $7,000 related to the Texas margin tax. The Partnership does not have any entity level uncertain tax positions.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Certain transactions may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these financial statements in accordance with GAAP. Accordingly, net income or loss and the resulting balances in the partners’ capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as third-party broker valuation estimates, bona fide purchase offers, interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Nonrecurring Fair Value Measurements

Asset Impairment Losses

Prior to the Effective Date, management monitored events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable. The Partnership recorded a non-cash impairment charge of $0.5 million during the year ended December 31, 2012 as a result of projected selling prices of the remaining land at 1221 Coit Road. Management evaluated 250/290 John Carpenter Freeway during the fourth quarter of 2010 and the first quarter of 2011 as a result of declining market rental rates and continuing vacancies at the property. An asset impairment loss of $2.3 million was recognized for the year ended December 31, 2010 which is included in discontinued operations. In order to execute the business plan and provide additional liquidity, management identified a number of investments for possible disposition in 2011, thus decreasing our projected hold period for those investments. The Partnership entered into a contract for the sale of 250/290 John Carpenter Freeway in 2011. The contract sales price of the property, which provides for contingent consideration, was less than the carrying value of the asset, thus an asset impairment loss of approximately $10.2 million was recognized for the year ended December 31, 2011 which is included in discontinued operations. On June 14, 2011 the Partnership entered into a contract for the sale of Landmark I and Landmark II and subsequently sold them on June 30, 2011. The contract sales price of $16.2 million, which retains a back-end promoted interest in distributable cash related to the buildings if a certain threshold is met, was less than the carrying value of the asset. As a result, an asset impairment loss of approximately $8.6 million was recognized which is included in discontinued operations in the consolidated statements of operations. 5050 Quorum was sold on December 16, 2011. The contract sales price was less than the carrying value and as a result an asset impairment loss was recognized for approximately $1.6 million which is included in discontinued operations. In addition, as a result of projected selling prices and the subsequent return of the property to the lender, an asset impairment loss of approximately $1.4 million was recognized for the year ended December 31, 2011 related to the undeveloped land held in Melissa, Texas. The Partnership also recognized a $2.8 million impairment charge for the year ended December 31, 2010 related to the Plaza Skillman property after certain tenants provided notice that they would not be renewing or extending their leases. The property was placed into receivership in October 2010 and the Partnership transferred ownership, pursuant to a foreclosure, to the associated lender on July 5, 2011. The impairment loss is included in discontinued operations in the consolidated statement of operations.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

The inputs used to calculate the fair value of these assets included projected cash flow, risk-adjusted rates of return that management estimated would be used by a market participant in valuing this asset, purchase option prices and third-party opinions of values.

Inventory Valuation Adjustment

The housing and related condominium market recently experienced difficult conditions, and as a result the Partnership evaluated its real estate inventory for potential impairment. As a result of the evaluations, inventory valuation adjustments of $26.3 million were recognized related to the Cassidy Ridge condominium development and $0.5 million related to the luxury home and developed land lots at Bretton Woods during the year ended December 31, 2011. The Partnership also recognized inventory valuation adjustments of $1.9 million related to Bretton Woods during for the year ended December 31, 2010. The inputs used to calculate the fair value of these assets included current local market conditions, current selling prices, estimated future selling prices, costs spent to date, estimated additional future costs and appraisals.

The following fair value hierarchy table presents information about the Partnership’s assets measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011).

				Total
December 31, 2012	Level 1	Level 2	Level 3	Fair Value	Loss
Real estate	$-	$980	$-	$980	$(456)

				Total
December 31, 2011	Level 1	Level 2	Level 3	Fair Value	Loss (1)
Real estate	$-	$-	$1,496	$1,496	$(1,412)
Real estate inventory, net	-	2,289	23,331	25,620	(26,768)
Total	$-	$2,289	$24,827	$27,116	$(28,180)

(1) Excludes approximately $20.4 million of impairment loss included in discontinued operations for the year ended December 31, 2011.

Fair Value Disclosures

Fair value of financial instruments

The Partnership’s notes payable totaling approximately $41.1 million and $123.7 million as of December 31, 2012 and 2011, respectively, have a fair value of approximately $40.8 million and $122.7 million, respectively. The fair value of the notes payable is categorized as Level 2 in the fair value hierarchy. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Partnership for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

As of December 31, 2012 and 2011, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were at amounts that reasonably approximated their fair value.

The fair value estimates presented herein are based on information available to our management as of December 31, 2012 and 2011. Management determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

4.	Real Estate

As of December 31, 2012, the Partnership owned interests in a hotel and approximately five acres of land at 1221 Coit Road. As of December 31, 2011, the Partnership owned interests in a data center, an office building, a hotel with an adjoining condominium development and a condominium project. The following table presents certain additional information about the remaining properties as of December 31, 2012:

		Date			Ownership
Property name	Location	Acquired	Rooms/acres	Description	Interest
Hotel Palomar	Dallas, Texas	11/08/04	198 rooms	hotel	70%

1221 Coit Road- Land	Dallas, Texas	10/04/04	5 acres	developed land	90%

Dispositions

On May 17, 2012, Behringer Harvard Mountain Village, LLC, the Partnership’s wholly-owned subsidiary, entered into a Deed in Lieu of Foreclosure Agreement with Credit Union Liquidity Services, LLC (“CULS”) effective May 8, 2012, whereby ownership of Cassidy Ridge was transferred to CULS, resulting in full settlement of the outstanding debt to the lender. As a result, the Partnership recognized a gain on troubled debt restructuring of $7.1 million which is included in the consolidated statement of operations for the year ended December 31, 2012. On September 29, 2006 the borrower entered into a loan agreement with CULS to borrow a total principal amount of up to $27.7 million to construct Cassidy Ridge (“Cassidy Ridge Loan Agreement”). The outstanding principal balance, together with all accrued but unpaid interest, was due and payable on the maturity date of October 1, 2011. The loan, which was recourse to the Partnership, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with Westdale Capital Investors I, Ltd (“Mockingbird Lender”) whereby 39 luxury high-rise condominiums and 1.4 acres of excess land located in Dallas, Texas (“Palomar Residences”) were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt. As a result, the Partnership recognized a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on the statement of operations for the year ended December 31, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

On August 16, 2012, the Partnership sold 1221 Coit Road for a contract sales price of $20.0 million and on August 17, 2012 it sold 250/290 John Carpenter for a contract sales price of $22.8 million. Proceeds from the sales of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund.

5.	Capitalized Costs

Cassidy Ridge was a 1.56 acre site in Telluride, Colorado on which the Partnership constructed 23 luxury condominium units. Certain costs associated with Cassidy Ridge development were capitalized. Construction of the condominiums was essentially complete at March 31, 2011 and as a result, capitalized indirect costs associated with the project were no longer capitalized. For the years ended December 31, 2011 and 2010 the Partnership capitalized a total of $1.6 million and $15 million, respectively, in costs associated with the development of Cassidy Ridge to real estate inventory. The amount of costs capitalized for the year ended December 31, 2011 does not include $1.7 million in vendor credits received. During the years ended December 31, 2011 and 2010, the Partnership capitalized $0.7 million and $2.2 million, respectively, in interest costs for Cassidy Ridge. As discussed in Note 4 above, the property was returned to the lender via a deed in lieu of foreclosure on May 17, 2012. The Partnership capitalized no costs in 2012.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

6.	Leasing Activity

Future minimum base rental payments due to us over the next ten years under non-cancelable leases in effect as of December 31, 2012 are as follows:

2013	$582
2014	602
2015	613
2016	598
2017	571
Thereafter	1,440

Total	$4,406

The above base payments are exclusive of any contingent rent amounts. Rental revenue in 2012, 2011 and 2010 did not include any amounts from contingent revenue.

As of December 31, 2012, four retail tenants at Hotel Palomar accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Exhale Enterprises VIII, Inc., a New York based spa, accounted for 33% or $0.2 million of our rental revenue for the year ended December 31, 2012 under a lease that expires April 2020. DD+JJ Productions, LLC, a local full service salon, accounted for approximately 24% or more than $0.1 million of our rental revenue under a lease that expires April 2022. Mint Dentistry, a local dental office, accounted for approximately 14% or less than $0.1 million of our rental revenues under a lease that expires January 2020. In addition, Brackets, LLC, a local restaurant, accounted for 11% or less than $0.1 million of our rental revenues for the year ended December 31, 2012 under a lease that expired during 2012. During the year ended December 31, 2011, Brackets, LLC accounted for 27% or approximately $0.2 million, Exhale Enterprises VIII, Inc. accounted for approximately 24% or less than $0.2 million and DD+JJ Productions, LLC accounted for approximately 20% or less than $0.2 million of our rental revenue.

7.	Notes Payable

The following table sets forth the carrying values of the Partnership’s notes payable on the consolidated properties as of December 31, 2012 and 2011:

	Balance		Stated	Maturity
Description	2012	2011	Interest Rate (1)	Date
1221 Coit Road Loan - Hampshire Lending	$-	$9,108	10.0%	11/1/2013
Palomar Residences - Westdale Capital Investors I, Ltd	-	22,804	Prime + 1.0%	10/1/2011
Hotel Palomar - Bank of America	-	41,218	30-day LIBOR + 3.5% (2)	12/21/2012
Hotel Palomar - Great American Life Insurance Company	31,000	-	5.75%	12/19/2015
Mockingbird Commons Partnership Loans	1,294	1,294	6.0% to 12.0%	10/9/2009
Cassidy Ridge Loan - Credit Union Liquidity Services	-	27,650	6.5%	10/1/2011
Revolver Agreement - Bank of America	-	9,650	30-day LIBOR + 3.5%	12/21/2012
Notes payable	32,294	111,724

BHH Loan - related party	8,801	11,118	5.0%	3/29/2014
BHH Cassidy Ridge Loan - related party	-	900	5.0%	10/1/2011
Notes payable related party	8,801	12,018

	$41,095	$123,742

(1)	For each of our loans that are in default, we may incur default interest rates.

(2)	30-day LIBOR was 0.21% at December 31, 2012.

The Partnership had notes payable totaling $41.1 million at December 31, 2012 of which $31 million was secured by the hotel property and $1.3 million had matured. We may use proceeds from the prior disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced or the outstanding balances of the loans are completely paid off. There is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

The effects of the recent economic downturn caused the Partnership to reconsider their strategy for certain properties where it believed the principal balance of the debt encumbering the property exceeded the value of the asset under current market conditions. In those cases where the Partnership believed the value of a property was not likely to recover in the near future, it believed there were more effective uses for its capital, and as a result debt service payments on certain property debt was ceased, resulting in defaults or events of default under the related loan agreements. The Partnership was in active negotiations with certain lenders to refinance or restructure debt in a manner that it believed was the best outcome for them and the unitholders and it resolved some of these recourse loans by negotiating agreements conveying the properties to the lender as it did with two properties during the year ended December 31, 2012 and two properties during the year ended December 31, 2011. There is no guarantee that we will not have to negotiate agreements conveying properties to lenders in the future.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

The Mockingbird Commons Partnership entered into a promissory note payable to CULS, an unaffiliated third party, whereby the borrower was permitted to borrow up to $34 million (“Palomar Residences Loan Agreement”) to construct the Palomar Residences. The borrower did not pay the outstanding principal balance, together with all accrued, but unpaid interest due on the maturity date of October 1, 2011, as the Partnership continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Palomar Residences Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding loan balance and all accrued but unpaid interest. The note was subsequently sold to the Mockingbird Lender on April 18, 2012. On June 8, 2012, the borrower entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby ownership of the Palomar Residences was transferred to the lender, resulting in full settlement of the outstanding debt. The outstanding principal balance under the Palomar Residences Loan Agreement, which was recourse to the Partnership, was approximately $19.4 million at June 8, 2012.

Behringer Harvard Mountain Village, LLC entered into the Cassidy Ridge Loan Agreement to construct Cassidy Ridge. The outstanding principal balance, together with all accrued, but unpaid interest was due and payable on the maturity date of October 1, 2011, which amount was not paid as the Partnership continued to negotiate with the lender. In December 2011, the parties had negotiated a recapitalization of the Cassidy Ridge Loan Agreement; however, the transaction ultimately was not approved by the credit union regulator and could not be completed. Subsequently, on January 5, 2012, the borrower received notice from the lender demanding immediate payment of the entire outstanding principal balance of $27.7 million and all accrued but unpaid interest. On May 17, 2012, the borrower entered into a Deed in Lieu of Foreclosure Agreement with CULS whereby ownership of Cassidy Ridge was transferred to the lender, resulting in full settlement of the outstanding debt. The loan, which was recourse to the Partnership, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On August 16, 2012, 1221 Coit Road was sold for a contract sales price of $20.0 million and on August 17, 2012 250/290 John Carpenter was sold for a contract sales price of $22.8 million. Proceeds from the sales of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund.

On December 20, 2012 the Mockingbird Commons Partnership entered into a promissory note agreement with Great American Life Insurance Company (“Palomar Lender”) to borrow $31 million (the “Hotel Palomar Loan”). Proceeds from the loan and additional cash were used to pay off the outstanding principal balance of a $31.6 million note with Bank of America and all associated closing costs. The Hotel Palomar Loan bears interest at a fixed rate of 5.75% per annum and requires monthly payments of interest only during the first 18 months with 30-year amortization thereafter. The loan, which matures on December 19, 2015, contains two one year extension options if certain conditions are met and does not allow prepayment in whole or in part during the first 12 months. Prepayment in whole (but not in part) from months 13 through 30 will include a yield maintenance premium as defined under the terms of the loan. The Hotel Palomar Loan is secured by the associated property. We have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts in favor of the Palomar Lender with respect to the loan.

On March 29, 2011, the Partnership entered into the Fifth Amended and Restated Promissory Note to amend the terms of a loan from Behringer Holdings (the “BHH Loan”) to a maximum borrowing amount of $25 million with all borrowings and accrued interest due on March 29, 2014. The outstanding principal balance under the BHH Loan at December 31, 2012 and December 31, 2011 was $8.8 million and $11.1 million, respectively. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. On July 5, 2012 the Partnership entered into the Note Modification Agreement and Assignment of Proceeds with Behringer Holdings whereby the maturity date of the BHH Loan was extended to May 31, 2014. In order to secure payment of the BHH Loan, the Partnership assigned net proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and the back-end promoted interest in distributable cash related to Landmark I & II and 5050 Quorum properties which were sold in 2011. On November 9, 2012 the Partnership entered into the Pledge and Security Agreement with Behringer Holdings whereby net proceeds from the sale of the remaining real estate and the remaining land at 1221 Coit Road, as well as the net proceeds previously assigned under the Note Modification Agreement and Assignment of Proceeds, were pledged as security for the payment of all obligations owed to Behringer Holdings or its subsidiaries, including principal, interest, fees or reimbursement of expenses. Unless approved, net proceeds from the sale of real estate, if not reinvested in remaining properties, are to be remitted to Behringer Holdings within 365 days of the sale. On December 28, 2012 the Partnership remitted net proceeds of $6 million to Behringer Holdings and its subsidiaries to completely payoff the BHH Cassidy Ridge Loan and for payment of fees, expenses, interest and principal on the BHH Loan.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

While there have been signs of improvement in the overall economy, management does not expect conditions to improve significantly in the near future. As a result, we expect that we may continue to require this liquidity support from our Sponsor during 2013. Our Sponsor, subject to its approval, may make available to us additional funds under the BHH Loan through 2013, potentially up to the borrowing limits thereunder. There is no guarantee that our Sponsor will provide additional liquidity to us.

On October 1, 2010, Behringer Harvard Mountain Village, LLC entered into a loan with Behringer Harvard Holdings, LLC (the “BHH Cassidy Ridge Loan”). Proceeds from the loan were used to complete construction of the condominiums at Cassidy Ridge. The loan bears interest at 5% and matured on October 1, 2011. The Partnership completely paid off the outstanding principal of $0.9 million and all accrued but unpaid interest on the loan on December 28, 2012.

The Hotel Palomar Loan requires payments of interest only during the first 18 months with 30-year amortization thereafter. Our remaining loans accrue interest that may be paid at any time. Further, the loan agreements stipulate that the Partnership comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining certain loan to value ratios. The Hotel Palomar Loan is secured by the associated real property and we have guaranteed payment of certain recourse liabilities with respect to certain customary nonrecourse carveouts in favor of the Palomar Lender. At December 31, 2012 the Partnership or its subsidiaries were in default under loans made by the Mockingbird Commons Partnership noncontrolling interest partner in the amount of $1.3 million.

Troubled Debt Restructuring

 On June 30, 2011, the Partnership sold its Landmark I and II properties for a contract sales price of $16.2 million. The contract sales price retains a back-end promoted interest in distributable cash related to the buildings after the respective buyer has achieved a specified return. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the properties, resulting in a gain on troubled debt restructuring of approximately $4.9 million which is included in discontinued operations. Additionally, on July 5, 2011, pursuant to a foreclosure, the Partnership transferred ownership of the Plaza Skillman property to the associated lender and as a result, it recognized a gain on troubled debt restructuring of approximately $3.1 million which is included in discontinued operations.

On December 16, 2011, the Partnership sold 5050 Quorum for a contract sales price of $6.8 million. The sale contract provides for that it retain a back-end promoted interest in distributable cash related to the building after the respective buyer has achieved a specified return. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property, resulting in a gain on troubled debt restructuring of approximately $4.8 million which is included in discontinued operations.

On May 17, 2012 the Partnership entered into a Deed in Lieu of Foreclosure Agreement with CULS effective May 8, 2012, transferring ownership of Cassidy Ridge to CULS, resulting in full settlement of the outstanding debt to the lender resulting in a gain on troubled debt restructuring of $7.1 million which is included in the consolidated statement of operations for the year ended December 31, 2012. The loan, which was recourse to the Partnership, had an outstanding principal balance of approximately $28.4 million at May 17, 2012.

On June 8, 2012, the Mockingbird Commons Partnership entered into a Deed in Lieu of Foreclosure Agreement with the Mockingbird Lender whereby the Palomar Residences were transferred to the Mockingbird Lender, resulting in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations on the statement of operations for the year ended December 31, 2012. The outstanding principal balance under the loan agreement was approximately $19.4 million at June 8, 2012.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Partnership’s contractual obligations for principal payments on notes payable (excluding unamortized premiums) as of December 31, 2012:

Year	Amount
2013	$1,294
2014	8,987
2015	30,814
Thereafter	-
Total notes payable	$41,095

8.	Derivative Instruments and Hedging Activities

The Partnership may be exposed to the risk associated with variability of interest rates that might impact cash flows and results of operations.  The hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Interest calculated on borrowings under the loan agreement related to the Hotel Palomar Bank of America Loan was based on the 30-day LIBOR plus an applicable margin. The Partnership entered into an interest rate swap agreement associated with the Hotel Palomar and Residences loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR. The swap agreement was designated as a hedging instrument. Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet. The Partnership entered into an amendment to the swap agreement in October 2008, thus terminating the original interest rate swap. The amended interest rate swap, which expired in September 2010, was entered into as an economic hedge against the variability of future interest rates on the variable interest rate borrowings associated with the Bank of America loan financing the Hotel Palomar and Residences. As a result, changes in the fair value of the amended interest rate swap and related interest expense were recognized in “Loss on derivative instruments, net” on the consolidated statement of operations. For the year ended December 31, 2010, the Partnership recorded a gain of $0.9 million to adjust the carrying amount of the interest rate swap to its fair value and $0.9 million for related interest expense. The Partnership had no derivative financial instruments on the consolidated balance sheet at December 31, 2012 and 2011.

The table below presents the effect of the Partnership’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2010.

		Amount of Gain on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain on Derivatives Recognized in Income	Year ended December 31, 2010

Interest rate swap	Loss on derivative instruments, net	$879

9.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year ended December 31,
	2012	2011	2010
Accounting expense	$313	$375	$400
Legal fees	237	93	306
Advisor administrative services	171	-	-
Directors' and officers' insurance	141	132	127
Tax preparation fees	123	153	146
Transfer agent fees	92	97	106
Printing	37	29	32
Investor relations	20	17	10
Other	27	-	16
	$1,161	$896	$1,143

10.	Related Party Arrangements

The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors II as General Partner, and in its former capacity as General Partner of the Partnership, Behringer Advisors II and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2012, 2011 and 2010 the Partnership incurred property management fees payable to the Property Manager of $0.1 million, $0.2 million and $0.4 million, respectively, of which approximately $10,000 is included in continuing operations for each year.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Certain asset management fees have been deferred by Behringer Advisors II. During the year ended December 31, 2012, the Partnership incurred asset management fees of $0.5 million, of which approximately $0.2 million was included in discontinued operations. During the year ended December 31, 2011, the Partnership incurred asset management fees of $1.0 million, of which approximately $0.1 million was capitalized to real estate inventory, $0.5 million was included in discontinued operations and approximately $50,000 was waived. During the year ended December 31, 2010, the Partnership incurred asset management fees of $1.1 million, of which $0.2 million was capitalized to real estate, $0.6 million was included in discontinued operations and $65,000 was waived.

As the Partnership did previously, in connection with the sale of our properties, we will pay to our Managing Trustee, Behringer Advisors II, or their affiliates a real estate commission in an amount not exceeding the lesser of: (a) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (b) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) a 10% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and a 10% annual cumulative (noncompounded) return on their net capital contributions, then the Behringer Advisor II is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisor II receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since the Partnership was subject to the same conditions and such conditions had not been met, the Partnership incurred no such real estate commissions for the years ended December 31, 2012, 2011 and 2010.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. The Partnership incurred such debt financing fees of $0.2 million for the year ended December 31, 2012. No such debt financing fees were incurred for the years ended December 31, 2011 and 2010.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by the Liquidating Trust Agreement. For the year ended December 31, 2012 the Partnership incurred $0.4 million for administrative services of which $0.2 million was waived. For the year ended December 31, 2011 the Partnership incurred $0.3 million for administrative services, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $3.7 million for reimbursement of operating expenses for the year ended December 31, 2011, which is classified as a capital contribution on the consolidated statement of equity (deficit). For the year ended December 31, 2010, the Partnership incurred such costs for administrative services totaling $0.4 million, all of which was waived. In addition, Behringer Advisors II or its affiliates waived $7.0 million for reimbursement of operating expenses for the year ended December 31, 2010.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

On March 29, 2011, the Partnership entered into the Fifth Amended and Restated Promissory Note to amend the terms of a loan from Behringer Holdings (the “BHH Loan”) to a maximum borrowing amount of $25 million with all borrowings and accrued interest due on March 29, 2014. The outstanding principal balance under the BHH Loan at December 31, 2012 and December 31, 2011 was $8.8 million and $11.1 million, respectively. Borrowings under the BHH Loan are being used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal. On July 5, 2012 the Partnership entered into the Note Modification Agreement and Assignment of Proceeds with Behringer Holdings whereby the maturity date of the BHH Loan was extended to May 31, 2014. In order to secure payment of the BHH Loan, the Partnership assigned net proceeds from the sale of 1221 Coit Road, 250/290 John Carpenter Freeway and the back-end promoted interest in distributable cash related to Landmark I & II and 5050 Quorum properties which were sold in 2011. On November 9, 2012 the Partnership entered into the Pledge and Security Agreement with Behringer Holdings whereby net proceeds from the sale of the remaining real estate and the remaining land at 1221 Coit Road, as well as the net proceeds previously assigned under the Note Modification Agreement and Assignment of Proceeds, were pledged as security for the payment of all obligations owed to Behringer Holdings or its subsidiaries, including principal, interest, fees or reimbursement of expenses. Net proceeds from the sale of real estate, if not reinvested in remaining properties, are to be remitted to Behringer Holdings within 365 days of the sale. On December 28, 2012 the Partnership remitted net proceeds of $6 million to Behringer Holdings and its subsidiaries to completely payoff the BHH Cassidy Ridge Loan and for payment of fees, expenses, interest and principal on the BHH Loan.

At December 31, 2012 and 2011, the Partnership had payables to related parties of approximately $1.8 million and $3.4 million, respectively. The balance at December 31, 2012 consisted primarily of management fees payable to the Property Manager. The balance at December 31, 2011 consisted primarily of management fees payable to the Property Manager and interest accrued on the BHH Loan.

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

11.	Discontinued Operations

The Partnership sold 1221 Coit Road on August 16, 2012 for a contract sales price of $20.0 million. In addition, 250/290 John Carpenter was sold on August 17, 2012 for a contract sales price of $22.8 million. Proceeds from the sale of these properties were used to fully satisfy the existing indebtedness associated with the properties and additional liabilities of the fund. On June 8, 2012, the Mockingbird Commons Partnership transferred ownership of the condominiums at the Palomar Residences to the Mockingbird Lender. This resulted in full settlement of the outstanding debt resulting in a gain on troubled debt restructuring of $1.0 million of which $0.9 million is included in discontinued operations for the year ended December 31, 2012. On December 16, 2011, 5050 Quorum was sold for a contract sales price of $6.8 million. Proceeds from the sale were used to fully satisfy the existing indebtedness associated with the property. On June 30, 2011, Landmark I and Landmark II was sold. The contract sales price for Landmark I and II of $16.2 million was used to fully satisfy the existing indebtedness associated with the property. In addition, on July 5, 2011, pursuant to a foreclosure, the Partnership transferred ownership of the Plaza Skillman property to the associated lender.

In accordance with GAAP, the results of operations for the properties above are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying financial statements have been recast to conform to the current presentation. The following table summarizes the results of discontinued operations for the years ended December 31, 2012, 2011 and 2010:

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

	2012	2011	2010

Total revenues	$2,719	$7,212	$9,675

Expenses
Property operating expenses	1,649	4,798	5,411
Asset impairment loss	-	20,353	5,118
Interest expense	2,140	4,868	3,572
Real estate taxes	723	1,516	1,821
Property and asset management fees	277	805	1,082
Depreciation and amortization	1,219	3,273	4,771
Total expenses	6,008	35,613	21,775

Interest income	-	6	13
Gain (loss) on sale of assets	162	(15)	-
Gain on sale of operations	15,629	75	-
Gain on troubled debt restructuring	869	12,842	-

Net income (loss)	$13,371	$(15,493)	$(12,087)

12.	Income Tax Basis Net Income

The Partnership’s income tax basis net income for the years ended December 31, 2012, 2011 and 2010 is recalculated as follows:

	Year ended December 31,
	2012	2011	2010
Net loss attributable to the Partnership for financial statement purposes	$16,915	$(48,141)	$(16,614)

Adjustments:
Bad debt expense	-	(43)	(49)
Straight line rent	133	194	438
Prepaid rent	(159)	(243)	(71)
Other	282	(78)	50
Forgiveness of debt by affiliate	7,533	-	10,062
Depreciation	(150)	52	231
Amortization	(749)	(1,240)	127
Inventory valuation adjustment	-	26,768	(197)
Asset impairment loss	456	21,765	2,345
Cost of real estate inventory sales adjustment	-	(2,539)	(874)
Gain on dispositions	(53,166)	(19,610)	-
Loss from investments in partnerships	(7,395)	(495)	(225)

Taxable loss	$(36,300)	$(23,610)	$(4,777)

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, impairment losses and gains (losses) from sales of property.  As a result of these differences, the tax value of our fixed assets exceeds the book basis by approximately $0.6 million at December 31, 2012 and $55.5 million at December 31, 2011.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

13.	Quarterly Financial Data

The following table presents selected quarterly financial data for each quarter during the years ended December 31, 2012 and 2011 (in thousands, except per unit amounts).

	2012 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$3,662	$3,895	$3,504	3,558
Loss from continuing operations	(1,124)	6,205	(624)	(1,172)
Income (loss) from discontinued operations	(1,421)	(585)	15,444	(67)
Net loss attributable to noncontrolling interest	560	226	(841)	314
Net loss attributable to the Partnership	$(1,985)	$5,846	$13,979	$(925)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.19)	$0.54	$1.29	$(0.07)

	2011 Quarters Ended
	March 31	June 30	September 30	December 31

Total revenues	$4,292	$3,902	$5,560	$6,747
Loss from continuing operations	(350)	(1,880)	(24,271)	(8,163)
Income (loss) from discontinued operations	(4,908)	(12,925)	(297)	2,637
Net loss attributable to noncontrolling interest	284	494	546	692
Net loss attributable to the Partnership	$(4,974)	$(14,311)	$(24,022)	$(4,834)
Weighted average number of limited partnership units outstanding	10,804	10,804	10,804	10,804
Basic and diluted net loss per limited partnership unit	$(0.46)	$(1.32)	$(2.23)	$(0.44)

14.	Subsequent Events

On February 11, 2013, the Partnership completed its liquidation pursuant to a Plan of Liquidation adopted by its General Partner, which provided for the formation of a liquidating trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds.

In furtherance of the Plan, the Partnership entered into the Liquidating Trust Agreement with the Managing Trustee, and the resident trustee. As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest in exchange for such holder’s interest in the Partnership.

In accordance with the Plan of liquidation and the Liquidating Trust Agreement, the Partnership has transferred all of its remaining assets and liabilities to us to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the SEC to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that act. Our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us. We requested, and on March 28, 2013 were granted, No-Action relief from the SEC regarding our proposed modified reporting. As a result of this No-Action relief, we will not file quarterly reports on Form 10-Q. A copy of the No-Action letter is publicly available through the SEC’s website.

Our existence as a liquidating trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. Our existence may, however, be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

On January 31, 2013, Robert Behringer informed the Partnership that, as of January 31, 2013, he received a medical diagnosis of a condition affecting his speech causing Mr. Behringer to be permanently disabled. As a result, an Event of Withdrawal occurred under the Partnership Agreement, and Mr. Behringer ceased to be a general partner of the Partnership. Mr. Behringer also informed the Partnership that he resigned as Chairman of Behringer Advisors II effective January 31, 2013. Mr. Robert S. Aisner was appointed Chairman of Behringer Advisors II on March 27, 2013.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

15.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010

Interest paid, net of amounts capitalized	$5,175	$7,317	$3,922
Income tax paid	$81	$178	$149

Non-cash investing activities:
Notes receivable from noncontrolling interest holder	$3,206	$377	$966
Capital expenditures for real estate in accrued liabilities	$-	$983	$115
Reclassification of real estate inventory to buildings	$-	$-	$4,381
Property improvements funded by tenant	$-	$462	$-
Transfer of real estate and lease intangibles through cancellation of debt	$15,542	$7,777	$-

Non-cash financing activities:
Contributions from noncontrolling interest holder	$3,206	$377	$966
Cancellation of debt through discounted payoff	$-	$8,045	$-
Contribution from general partner	$-	$-	$3,086
Cancellation of debt through transfer of real estate	$47,848	$10,866	$-

Behringer Harvard Short-Term Opportunity Liquidating Trust

Valuations and Qualifying Accounts

Schedule II

(in thousands)

(Unaudited)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2012	$84	$170	$-	$254	$-
Year ended December 31, 2011	58	96	-	70	84
Year ended December 31, 2010	142	5	-	89	58

Behringer Harvard Short-Term Opportunity Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2012

(in thousands)

(Unaudited)

			Initial cost			Gross amount
					Adjustments to	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Encumbrances	Land	Buildings	basis (1)	close of period	depreciation	construction	acquired	life
1221 Coit Road Land	Dallas, TX	$-	$1,436	$-	$(456)	$980	$-		10/4/2004
Hotel Palomar	Dallas, TX	31,000	4,134	31,920	903	36,957	5,685	2006	11/8/2004		(2)
Totals		$31,000	$5,570	$31,920	$447	$37,937	$5,685

(1) Includes adjustments to basis, such as impairment losses.

(2) Hotel is 39 years

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Real estate:
Balance at beginning of year	$89,342	$149,611	$149,743
Additions	32	2,638	697
Disposals and write-offs	(34,412)	(32,762)	(5,210)
Cost of real estate sold	(17,025)	(30,145)	-
Reclass from real estate inventory	-	-	4,381
Balance at end of the year	$37,937	$89,342	$149,611

Accumulated depreciation:
Balance at beginning of year	$14,937	$21,487	$16,783
Depreciation expense	2,008	3,916	4,988
Disposals and write-offs	(11,260)	(10,466)	(284)
Balance at end of the year	$5,685	$14,937	$21,487

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Short-Term Opportunity Liquidating Trust Plan of Liquidation dated February 11, 2013 (previously filed and incorporated by reference to Form 8-K filed on February 11, 2013)

3.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated September 5, 2008 (previously filed in and incorporated by reference to Form 8-K filed on September 5, 2008)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

3.3*	Certificate of Trust of Behringer Harvard Short-Term Opportunity Liquidating Trust dated February 13, 2013

4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

10.1	Purchase Agreement by and between Behringer Harvard 1221 Coit LP and Carter Validus Properties, LLC (previously filed and incorporated by reference to Form 10-Q filed November 13, 2012)

10.2	First Amendment to Purchase Agreement by and between Behringer Harvard 1221 Coit LP and Carter Validus Properties, LLC (previously filed and incorporated by reference to Form 10-Q filed November 13, 2012)

10.3	Note Modification Agreement and Assignment of Proceeds by and between Registrant and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q filed November 13, 2012)

10.4	Termination of Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Forest City Commercial Development, Inc. (previously filed and incorporated by reference to Form 10-Q filed November 13, 2012)

10.5	Purchase Agreement by and between Behringer Harvard 250/290 Carpenter Freeway LP and Fairways JC Central, LLC (previously filed and incorporated by reference to Form 10-Q filed November 13, 2012)

10.6	Pledge and Security Agreement by and between the Registrant and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q filed November 13, 2012)

10.7	Liquidating Trust Agreement among Behringer Harvard Short-Term Opportunity Fund I LP, as grantor, Behringer Harvard Advisors II LP, as managing trustee, and CSC Trust Company of Delaware, as resident trustee (previously filed in and incorporated by reference to Form 8-K filed on February 11, 2013)

10.8	Promissory Note by and between Behringer Harvard Mockingbird Commons, LLC and Great American Life Insurance Company

10.9	Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement by Behringer Harvard Mockingbird Commons, LLC in favor of Rebecca S. Conrad, Trustee, for the benefit of Great American Life Insurance Company

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications**

*filed or furnished herewith

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