Form 10-K
period 2013-12-31
Behringer Harvard Short-Term Liquidating Trust
filed 2014-03-27
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2013. Not applicable.

As of March 19, 2014, there were 10,803,839 units of beneficial interest in Behringer Harvard Short-Term Opportunity Liquidating Trust outstanding.

*Behringer Harvard Short-Term Opportunity Liquidating Trust is the transferee of the assets and liabilities of Behringer Harvard Short-Term Opportunity Fund I LP and files reports under the Securities and Exchange Commission file number for Behringer Harvard Short-Term Opportunity Fund I LP. Behringer Harvard Short-Term Opportunity Fund I LP filed a Form 15 on February 11, 2013 indicating its notice of termination of registration and filing requirements.

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY LIQUIDATING TRUST

FORM 10-K

Year Ended December 31, 2013

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “ Item 1A. Risk Factors” in this Annual Report on Form 10-K and the factors described below:

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

PART I

Explanatory Note

As more fully described below, on February 11, 2013, Behringer Harvard Short-Term Opportunity Fund I LP (referred to herein as the “Partnership”) completed its liquidation pursuant to a Plan of Liquidation adopted by its general partners. The plan provides for the formation of a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership. On February 11, 2013, Behringer Harvard Short-Term Opportunity Liquidating Trust (referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) was formed, and the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust.

Item 1.	Business.

General Description of Business

The Partnership was a limited partnership formed in Texas on July 30, 2002. Its general partners were Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (each a “General Partner” and collectively, the “General Partners”). It was funded through capital contributions from its General Partners and an initial limited partner on September 20, 2002 (the date of inception). It offered its limited partnership units pursuant to a public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and the Partnership admitted new investors until the termination of the Offering.

The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, one hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. The Partnership engaged an unaffiliated third party to manage the day-to-day operations of the hotel. As of December 31, 2013, two of the twelve properties acquired remain in the Partnership’s portfolio. The Partnership did not dispose of any property during the twelve months ended December 31, 2013. As of December 31, 2013, only the hotel (and its retail component), approximately five acres of land and the back-end promoted interest in distributable cash to one sold property remain in the portfolio, which has been transferred to the Liquidating Trust as described below. We will not purchase any additional properties for our portfolio.

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

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”) and is used by permission.

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

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 28, 2013 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly, our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us. For purposes of the financial statements included in this Annual Report on Form 10-K, under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts as of January 1, 2013. We chose to adjust items to their fair values as of January 1, 2013 as a matter of convergence, efficiency and materiality.

The Liquidating Trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. The term may be extended beyond the three-year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Market Outlook

2013 marked the fourth consecutive year of growth for the U.S. economy and the lodging industry. Overall, the lodging industry benefited from a navigable economic landscape. Industry demand increased by 2.2%, and was slightly offset by a 0.7% increase in supply. Smith Travel Research indicates that during 2013 the U.S. hotel industry's occupancy increased 1.5% to 62.3% while the national overall ADR increased 3.9% to $110.35 and RevPar grew 5.9% to $68.69. Smith Travel Research indicates that during 2013 the occupancy increased 1.1% to 66.1% for our competitive set in the Dallas hotel market while the ADR increased 9.1% to $174.33 and RevPar grew 10.3% to $115.20.

Hotel operations depend on the state of the overall economy which can significantly impact hotel operational performance and thus, impact our financial position. As such, the hotel industry is expected to continue to see modest growth in 2014. Should we experience a significant decline in operational performance, it may affect our ability to make distributions to our beneficiaries.

Our primary objectives will be to continue to preserve value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on the timing of our final liquidating distributions to our beneficiaries.

Disposition Policies and Objectives

The Liquidating Trust Agreement provides for a three-year period to liquidate our remaining assets. Our Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that the disposition of these assets will be completed before the end of this three-year period. However, we intend to hold our various real properties until such time as sale or other disposition appears to be advantageous to achieve our disposition objectives or until it appears that such objectives will not be met. In deciding whether to sell our properties, we will consider factors such as potential capital appreciation, cash flow, future capital expenditure costs and federal income tax considerations. We will also consider the current state of the general economy, and whether waiting to dispose of a property will allow us to realize additional value for our beneficiaries. Our Managing Trustee may exercise its discretion as to the timing of the sale of a property. We will have no obligation to sell our properties at any particular time, except upon the termination of our existence on February 11, 2016, or after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Pursuant to the Liquidating Trust Agreement, our primary objective is limited to conserving value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds there from. Thus, cash flow from operations will not be invested in the acquisition of properties. We are intended to be self-liquidating in nature. However, at the discretion of our Managing Trustee, cash flow and/or net sales proceeds may be held as working capital to pay expenses or other liabilities of the Liquidating Trust or used to make capital improvements to our existing properties.

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

Our Managing Trustee is Behringer Advisors II, one of the former General Partners of the Partnership. Mr. Robert M. Behringer, the other former General Partner of the Partnership, owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors II, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering. Robert S. Aisner, Gary S. Bresky and M. Jason Mattox are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors II, and Behringer Securities. In addition, Mr. Bresky is an executive officer of Behringer Securities.

Because we will be operated by our Managing Trustee, conflicts of interest will not be resolved through arm’s-length negotiations, but through the exercise of our Managing Trustee’s judgment consistent with its fiduciary responsibility to our beneficiaries and our disposition objectives and policies. For a description of some of the risks related to these conflicts of interest, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. For a discussion of the conflict resolution policies, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Our Managing Trustee and its affiliates (collectively, “Behringer”) are sponsors, general partners and advisors of other Behringer programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Our Managing Trustee and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As general partners of other programs, they may have contingent liabilities for the obligations of other programs structured as partnerships, as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

Other Activities of Our Managing Trustee and its Affiliates

We rely on our Managing Trustee and its affiliates for the day-to-day operation of our business. As a result of their interests in other Behringer programs and the fact that they have also engaged and will continue to engage in other business activities, our Managing Trustee and its affiliates will have conflicts of interest in allocating their time between us and other Behringer programs and other activities in which they are involved. In addition, our Liquidating Trust Agreement does not specify any minimum amount of time or level of attention that our Managing Trustee must devote to us. However, our Managing Trustee believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer programs and other ventures in which they are involved.

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our Managing Trustee, its affiliates or other Behringer programs are located. In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances. Our Managing Trustee will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Managing Trustee will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be differing compensation arrangements established for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Managers

Our properties may be or have been managed and leased by HPT Management Services LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, our affiliated property managers, or their affiliates (individually or collectively referred to as “Property Manager”). The Partnership’s agreements with our Property Manager expired in June 2010, but automatically extended for successive seven year terms. We succeeded to these agreements on the Effective Date. We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of the Property Manager or upon sale of the property. HPT Management Services LLC and Behringer Harvard Real Estate Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on the our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Significant Tenants

As of December 31, 2013, retail tenants at our hotel property, Hotel Palomar, accounted for less than 10% of our aggregate annual revenues from our consolidated properties.

Employees

We have no employees. The employees of our Managing Trustee, Behringer Advisors II, and other affiliates of Behringer Holdings perform a full range of real estate services for us, including property management, accounting, legal, asset management and investor relations.

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

Available Information

We electronically file an annual report on Form 10-K and current reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our filings with the SEC, as well as the Partnership’s prior filings, may be obtained from the web site maintained for us by our Managing Trustee at http://www.behringerinvestments.com or at the SEC’s website at http://www.sec.gov. Access to these filings is free of charge. As part of the creation of the Liquidating Trust, we requested, and on March 28, 2013 were granted, No-Action relief from the SEC regarding our proposed modified reporting. In accordance with this No-Action relief, we are not required to file quarterly reports on Form 10-Q with the SEC. A copy of the No-Action letter may also be obtained through the SEC’s website. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.	Risk Factors.

Risks Related to our Liquidation and your Investment in Behringer Harvard Short-Term Opportunity Liquidating Trust

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our beneficiaries.

Our units have limited transferability and lack liquidity.

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop.  Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain individual retirement account (“IRA”) minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and our beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

We are limited in the number and type of properties in which we have invested and the value of our beneficiaries’ investments will fluctuate with the performance of the specific investments made.

The Partnership formerly held interests in twelve properties. However, as of December 31, 2013, we hold only two of the twelve properties. The reduction in number of properties held has resulted in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we made.  As a result, the likelihood of our profitability being affected by the performance of any one of our investments has increased.  The investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of investments.  In addition, our fixed operating expenses, as a percentage of gross income, have increased as a result of the reduction in number of properties held, and our financial condition and ability to pay distributions may be adversely affected.

Our beneficiaries should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions.  Although our Liquidating Trust Agreement provides for a three-year period to liquidate the remaining assets, the Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that disposition of these assets will be completed before the end of this three-year period.  However, we may choose to wait to sell any or all of the properties we now hold and our existence may be extended beyond the three-year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.  We expect that net proceeds from the sale of our properties will generally be distributed to our beneficiaries unless needed for working capital resources and capital improvements.  For each of these reasons, our beneficiaries should view their investment in units strictly as a long-term investment.

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

The executive officers of HPT have a dominant role in determining what is in our best interests and, therefore, we will not have the benefit of independent consideration of issues affecting our operations.

Our Managing Trustee is Behringer Advisors II.  Behringer Advisors II is managed by its general partner, HPT.  Therefore, the executive officers of HPT have a dominant role in determining what is in the best interests of us and our beneficiaries.  Since no person other than Robert S. Aisner and the other executive officers of HPT have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations.  Therefore, Mr. Aisner and the other executive officers of HPT alone will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our affairs.

Our Managing Trustee has a limited net worth consisting of assets that are not liquid, which may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

The net worth of our Managing Trustee consists primarily of interests in real estate, partnerships and closely held businesses.  Accordingly, the net worth of our Managing Trustee is illiquid and not readily marketable.  This illiquidity, and the fact that our Managing Trustee and its affiliates have commitments to other Behringer programs, may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

Our rights and the rights of our beneficiaries to recover claims against our Managing Trustee are limited.

Our Liquidating Trust Agreement provides that our Managing Trustee will have no liability for any action or failure to act that the Managing Trustee in good faith determines was in our best interest, provided that its action or failure to act did not constitute gross negligence, willful misconduct or fraud.  As a result, we and our beneficiaries may have more limited rights against our Managing Trustee than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our Managing Trustee in some cases.

We have terminated our regular monthly distributions and future distributions will be determined at the sole discretion of our Managing Trustee.

The terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions. Rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities), in the sole discretion of our Managing Trustee. Liquidating distribution amounts of net proceeds received from sales of our remaining assets will generally depend on our anticipated cash needs to satisfy liquidating and other expenses, financial condition and capital requirements, and other factors our Managing Trustee may deem relevant. Our ability to pay distributions to our beneficiaries may be adversely affected by the risks described herein.

We may not successfully provide our beneficiaries with a liquidity event.

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

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us.

While the Partnership’s General Partners each believed that a liquidation of the Partnership through a transfer of assets and liabilities to a liquidating trust would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us at the time, such belief relied upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.

The Plan may lead to litigation which could result in substantial costs and distract our Managing Trustee.

Historically, extraordinary actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the Plan. As of March 27, 2014, no such lawsuits relating to the Plan have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the Plan and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

Similar to the liquidation of any fund, including had we remained as a partnership, if we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each beneficiary in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the Plan on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our beneficiaries under the Liquidating Trust Agreement.

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

Risks Related to Our Business in General

Market disruptions have impacted and may continue to adversely impact many aspects of our operating results and operating condition.

Although economic and market conditions in the United States have generally improved over the past two years, the overall market recovery remains uncertain. The previous economic downturn had a significant negative impact and continues to affect both us and our tenants. Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic condition in the market in which our property is located.

The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve in 2013. The current conditions have had, or similar conditions existing in the future may continue to have, the following consequences:

•	the financial condition of our tenants may be adversely affected, which results in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•	credit spreads for major sources of capital could widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•	a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and increase our future interest expense;

•	the value of our property has likely decreased below the amount we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our property and may reduce the availability of unsecured loans; and

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

We have incurred indebtedness and other borrowings, which may increase our business risks.

We have acquired and developed real properties by using either existing financing or borrowing new funds. In addition, we have incurred or increased our debt by obtaining loans secured by some or all of our real properties. We have incurred debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. Incurring debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any of our properties are foreclosed upon due to a default, our ability to pay distributions to our beneficiaries will be adversely affected. Our approach to investing in properties utilizing leverage in order to accomplish our investment objectives may present more risks to investors than comparable real estate programs which have a longer intended duration and which do not utilize borrowing to the same degree.

Our indebtedness adversely affects our financial health and operating flexibility.

At December 31, 2013, the Liquidating Trust had notes payable of approximately $40.7 million in principal amount, of which $31 million was secured by properties and the Liquidating Trust, as successor in interest to the Partnership, has guaranteed payment of certain customary nonrecourse carveouts in favor of the lender. As a result of this indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other purposes.

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

We have debt that we may not be able to refinance or repay. As of December 31, 2013, approximately $1.3 million of principal payments, which includes scheduled debt maturities and monthly principal payments, has matured or is scheduled to mature in the next twelve months. We may face significant challenges refinancing our current debt on acceptable terms if at all due to (1) reduced values of our investments, (2) limited cash flow from operations, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value standards. Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest, which limits the cash flow available for other business expenses or opportunities.

Further, we may not have the funds necessary to repay our debt as it matures. Failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default. We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which requires us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount. In situations where we are not able to restructure the debt or to purchase or pay off the debt at a discount, we may have to transfer the underlying property to the lender. We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt or foreclosing on the related property. If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full. If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than the covenants on existing indebtedness. Any extensions will also require us to pay certain fees to, and expenses of, our lenders. Any fees and cash flow restrictions will affect our ability to fund our ongoing operations.

Disruptions in the financial markets and adverse economic conditions could adversely affect the value of our investments.

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

Although the current outlook on financing trends appears relatively stable, there are risks. Potential changes in the U.S. Federal Reserve’s monetary policy could further affect interest rates, while the U.S. political deadlock over the debt ceiling, tax policy and government spending levels can affect the overall level of domestic economic growth. Any of these domestic issues or the resurfacing of global issues could slow growth or push the U.S. into a recession, which could affect the amount of capital available or the costs charged for financings. Our ability to borrow funds to refinance current debt, including any financing provided by Behringer, could be affected by our inability to secure permanent financing on reasonable terms, if at all.

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

Proceeds from the sale of a property will be distributed to our beneficiaries if the Managing Trustee, in its sole discretion, has determined that such proceeds are not needed to fund:

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

The provisions of the Delaware Statutory Trust Act applicable to statutory trusts do not grant our beneficiaries any voting rights, and our beneficiaries’ rights are limited under our Liquidating Trust Agreement.

A vote of a majority of the units of beneficial interest is sufficient to take the following actions:

•	to amend our Liquidating Trust Agreement;

•	to dissolve and terminate the Liquidating Trust;

•	to remove our Managing Trustee; and

•	to authorize a merger or a consolidation of the Liquidating Trust.

These are the only significant voting rights granted to our beneficiaries under our Liquidating Trust Agreement. Therefore, our beneficiaries’ voting rights in our operations are limited.

Our Managing Trustee will make all decisions with respect to our management and determine all of our major policies, including our financing, growth, investment strategies and distributions. Our Managing Trustee may revise these and other policies without a vote of the beneficiaries. Therefore, our beneficiaries will be relying almost entirely on our Managing Trustee for our management and the operation of our business. Our Managing Trustee may only be removed under certain conditions, as set forth in our Liquidating Trust Agreement.

Payment of fees to our Managing Trustee and its affiliates will reduce cash available for distribution.

Our Managing Trustee and its affiliates will perform services for us in connection with the management and leasing of our properties and the administration of our other investments. They will be paid fees for these services, which will reduce the amount of cash available for distribution to our beneficiaries.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions.

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

Our fixed-term financing arrangements generally require us to make “balloon” payments at maturity. During the interest only period, the amount of each scheduled payment is less than that of traditional amortizing loans. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property or other properties in our portfolio. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our beneficiaries and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may adversely affect our operations. Any of these results would have a significant, negative impact on your investment.

Increases in interest rates could increase the amount of our debt payments and adversely affect our operating cash flow.

We may borrow money that bears interest at variable rates which may expose us to increases in costs in a rising interest rate environment. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

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

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired.

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

If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts will be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

The return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the local economies where our properties are located, including:

•	poor economic conditions may result in defaults by tenants;

•	job transfers and layoffs may cause vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain or limit a decline in occupancy levels.

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

The remaining properties that we hold in our portfolio are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area. Consequently, because of the lack of geographic diversity among our current assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area. An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay special distributions to our beneficiaries.

When tenants do not renew their leases or otherwise vacate their space we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space in order to attract replacement tenants. We generally maintain working capital reserves for the properties we own. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Any borrowing will require us to pay interest expense, and therefore our financial condition and our ability to pay special distributions to our beneficiaries may be adversely affected.

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

We intend to hold our real properties and other investments until our Managing Trustee decides that a sale or other disposition is consistent with our disposition objectives or until it appears that these objectives will not be met.  Otherwise, our Managing Trustee may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of our existence in 2016, or after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Recent economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

Our Managing Trustee will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses which are generally catastrophic in nature and are related to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters which may be uninsurable, not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure investors that we will have adequate coverage for such losses. In the event that any of our properties incur a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than the working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our beneficiaries that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available for distribution to our beneficiaries.

Concentration of our remaining investments in one property class may leave our profitability vulnerable to a downturn in such sector.

A significant portion of our remaining investments are held in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. The potential effects on our revenues and corresponding cash available for distribution to our beneficiaries resulting from a downturn in the businesses conducted in this single asset class could be more pronounced than if we had more fully diversified our investments.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure our beneficiaries that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our beneficiaries.

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

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to our beneficiaries. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our beneficiaries will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay distributions to our beneficiaries.

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

Our Managing Trustee will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to a Behringer program or third party other than us.

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

Affiliates of our Managing Trustee have sponsored, or are currently sponsoring, registered public offerings on behalf of TIER REIT, Inc., (“TIER REIT”) (formerly Behringer Harvard REIT I, Inc.), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (“Behringer Harvard Mid-Term Value Enhancement Fund”). Behringer Harvard Advisors I LP (an entity that is under common control with our Managing Trustee, Behringer Advisors II), acts as managing trustee of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund). Because our Managing Trustee or its affiliates have advisory and management arrangements with other Behringer programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer programs, but not others. Our Managing Trustee or its affiliates may make decisions to sell certain properties, which decisions might disproportionately benefit a Behringer program other than us.

The Managing Trustee and certain of its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our beneficiaries.

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

These fees could influence our Managing Trustee’s advice to us, as well as the judgment of its affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing or enforcing our agreements with our Managing Trustee and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management and property management fees payable to our Managing Trustee or its affiliates but also entitle them to real estate commissions;

•	borrowings to refinance properties, which increase the debt financing fees payable to our Managing Trustee;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Managing Trustee is reimbursed by us for the related salaries and benefits; and

•	whether and when we seek to sell our assets, which sale could entitle our Managing Trustee real estate commissions.

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

Because we rely on affiliates of Behringer Holdings for the provision of property management services, if Behringer Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

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

DLA Piper LLP (US) acts as legal counsel to us, and is also expected to represent our Managing Trustee and some of its affiliates from time to time. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, DLA Piper LLP (US) may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Managing Trustee or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, or otherwise not recognized, DLA Piper LLP (US) may inadvertently act in derogation of the interest of the parties which could affect us and, therefore, our beneficiaries, and our ability to meet our investment objectives.

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

Beneficiaries will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that units of beneficial interest will be allocated taxable income in excess of their cash distributions. We cannot assure beneficiaries that cash flow will be available for distribution in any year. As a result, beneficiaries may have to use funds from other sources to pay their tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on investors.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to beneficiaries could be treated as portfolio income rather than passive income. Our counsel has given its opinion that we will not be classified as a publicly traded partnership, which is defined generally as a partnership whose interests are publicly traded or frequently transferred. However, this opinion is based only upon certain representations of our former General Partners and the provisions in our Liquidating Trust Agreement that attempt to comply with certain safe harbor standards adopted by the Internal Revenue Service. We cannot assure beneficiaries that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the Internal Revenue Service safe harbors;

•	the lack of interpretive guidance with respect to such provisions; and

•	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

The deductibility of losses will be subject to passive loss limitations, and therefore their deductibility will be limited.

Units of beneficial interest will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, beneficiaries may receive no current benefit from their share of tax losses unless they are currently being allocated passive income from other sources.

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

If we are deemed for tax purposes to be a dealer, defined as one who holds property primarily for sale to customers in the ordinary course of business, with respect to one or more of our properties, any gain recognized upon a sale of such real property will be taxable to investors as ordinary income and will also constitute unrelated business taxable income (“UBTI”) to investors who are tax-exempt entities. The resolution of our status in this regard is dependent upon facts that will not be known until the time a property is sold or held for sale. Under existing law, whether property is held primarily for sale to customers in the ordinary course of business must be determined from all the facts and circumstances surrounding the particular property at the time of disposition. These include the number, frequency, regularity and nature of dispositions of real estate by the holder and activities of the holder of the property in selling the property or preparing the property for sale. Accordingly, our counsel is unable to render an opinion as to whether we will be considered to hold any or all of our properties primarily for sale to customers in the ordinary course of business.

We may be audited by the Internal Revenue Service, which could result in the imposition of additional tax, interest and penalties.

Our federal income tax returns may be audited by the Internal Revenue Service. Any audit of us could result in an audit of beneficiaries’ tax return that may require adjustments of items unrelated to an investment in us, in addition to adjustments to various items. In the event of any such adjustments, beneficiaries might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service. Beneficiaries may also be liable for interest on any underpayment and penalties from the date their tax was originally due. The tax treatment of all items will generally be determined at the Liquidating Trust level in a single proceeding rather than in separate proceedings with each partner, and our Managing Trustee is primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service. In this connection, our Managing Trustee may extend the statute of limitations as to all beneficiaries and, in certain circumstances, may bind the beneficiaries to a settlement with the Internal Revenue Service. Further, our Managing Trustee may cause us to elect to be treated as an electing large partnership. If they do, we could take advantage of simplified flow-through reporting of items. Adjustments to items would continue to be determined at the Liquidating Trust level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our Managing Trustee will have the discretion in such circumstances either to pass along any such adjustments to the beneficiaries or to bear such adjustments at the Liquidating Trust level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from operations payable to investors would be reduced.

The state in which a beneficiary resides may impose an income tax upon such beneficiary’s share of our taxable income. Further, states in which we will own our properties may impose income taxes upon its share of our taxable income allocable to any property located in that state. Many states have also implemented or are implementing programs to require entities classified as partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable. Beneficiaries may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Liquidating Trust of properties in those states. Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity. The imposition of such taxes will reduce the amounts distributable to our beneficiaries. In the event we are required to withhold state taxes from cash distributions, the amount of the net cash from operations otherwise payable would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution. Beneficiaries are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

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

Congress has passed major federal tax legislation regarding taxes applicable to recipients of qualified dividends. Effective for 2013 the highest marginal tax rate for individuals was increased to 39.6%, and for individuals in this tax bracket the rate on qualified dividends was increased to 20%. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. Even with the rate of 15% on qualified dividends received by some individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, can exceed 50%.

Although entities classified as partnerships for federal income tax purposes continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would make a partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for us to elect to be taxed for federal income tax purposes as a corporation or a real estate investment trust (“REIT”). Pursuant to our Liquidating Trust Agreement, our Managing Trustee has the authority to make any tax elections on our behalf that, in its sole judgment, are in our best interest. This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes. Our Managing Trustee has the authority under our Liquidating Trust Agreement to make those elections without the necessity of obtaining the approval of our beneficiaries. In addition, our Managing Trustee has the authority to amend our Liquidating Trust Agreement without the consent of beneficiaries in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that it elects for us. Our Managing Trustee has fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if it determines in good faith that such changes are in the best interest of our investors.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our units.

If investors are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our units of beneficial interest, they should be satisfied that, among other things:

•	their investment is consistent with their fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements;

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and

•	their investment will likely produce UBTI for the plan or IRA and, therefore, is not likely to be an appropriate investment for an IRA. (Due to our intended method of operation, it is likely that we will generate UBTI.)

We may dissolve the Liquidating Trust if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

If our assets were deemed to be assets of any qualified plans that is one of our investors, known as “plan assets,” our Managing Trustee would be considered to be a plan fiduciary and certain contemplated transactions between our Managing Trustee or its affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the Managing Trustee as a plan fiduciary with respect to our investments. We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (“Department of Labor”) regarding classification of our assets.

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of an entity such as ours from being treated as plan assets. We cannot assure investors that our Liquidating Trust Agreement and the Offering have been structured so that the exemptions in such regulations would apply to us, and although our Managing Trustee intends that an investment by a qualified plan in units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.               Properties.

As of December 31, 2013, the Liquidating Trust owned an interest in (i) Hotel Palomar, a hotel with adjoining retail space and (ii) approximately five acres of land at 1221 Coit Road. The following table presents certain additional information about the properties as of December 31, 2013:

		Date			Ownership
Property name	Location	Acquired	Rooms/acres	Description	Interest
Hotel Palomar	Dallas, Texas	11/08/04	198 rooms	hotel	70%
1221 Coit Road- Land	Dallas, Texas	10/04/04	5 acres	developed land	90%

 ____________

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

We are not a party to, and none of our properties are subject to, any material pending legal proceedings. Nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop. Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain IRA minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and our beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

Holders

As of March 19, 2014, we had 10,803,839 beneficial interest units outstanding that were held by a total of approximately 4,400 beneficiaries of record.

Distributions

As is common in real estate-related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come only in the form of special distributions as assets are sold. As a result, the terms of the Liquidating Trust Agreement contemplates that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities). Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations. We did not pay any distributions to our beneficiaries during the year ended December 31, 2013 and 2012.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report on Form 10-K. The results for the period from January 1, 2013 (a date we used as a matter of convergence, efficiency and materiality) through December 31, 2013 are not comparable to any prior period because we began operations as of an effective date of February 11, 2013 (amounts in thousands).

Year Ended
Selected Financial Data	December 31, 2013
STATEMENT OF NET ASSETS:
Total assets	$62,065
Net assets in liquidation (1)	$16,214
Net asset value per unit	$1.50

(1)	The net assets in liquidation as of December 31, 2013 of $16.2 million plus cumulative liquidating distributions paid through December 31, 2013 of $21 million (which includes the amount paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $3.62 per unit (including $2.12 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust).

Year Ended
December 31, 2013
Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$11,417
Change in estimated costs in excess of estimated receipts during liquidation	(214)
Net increase (decrease) in fair value	(1,624)
Changes in other assets/liabilities	6,635
Liquidating distributions to beneficiaries	-
Change in net assets in liquidation	4,797
Net assets in liquidation at end of period	$16,214

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview and Background

On the Effective Date, the Partnership completed its liquidation pursuant to the Plan adopted by Behringer Advisors II, as its General Partner pursuant to its authority under the Partnership Agreement, which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

In furtherance of the Plan, the Partnership entered into the Liquidating Trust Agreement with the Partnership’s General Partners, Behringer Advisors II, as Managing Trustee, and CSC Trust Company of Delaware, as the Resident Trustee. As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest unit in the Liquidating Trust in exchange for such holder’s interest in the Partnership.

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the SEC to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 28, 2013 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly, our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us.

The Liquidating Trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. The term may be extended beyond the three-year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Hotel Palomar (and its retail component), approximately five acres of land and the back-end promoted interest in distributable cash to one sold property remain in the portfolio. We will not purchase any additional properties for our portfolio.

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) and under the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets (including net assets in liquidation) and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we will evaluate these estimates. These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts as of January 1, 2013. We chose to adjust items to their fair values as of January 1, 2013 as a matter of convergence, efficiency and materiality. Actual values realized for assets and settlements of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with our Liquidating Trust Agreement, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, and control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the terms of our Liquidating Trust Agreement, we will not acquire any new properties and are focused on liquidating our remaining assets.

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. We currently estimate that we will have estimated costs of liquidation in excess of operating cash flows from our estimated receipts. We believe that our projected sales proceeds will cover the deficit. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2013 was as follows (amounts in thousands):

	January 1,	Cash Payments	Change in	December 31,
	2013	and (Receipts)	Estimates	2013

Asset:
Estimated net inflows from consolidation of operating activities	$2,211	$(778)	$(195)	$1,238
Liabilities:
Liquidation costs	(1,375)	442	137	(796)
Capital expenditures	(1,480)	229	(49)	(1,300)
Total liabilities	(2,855)	671	88	(2,096)
Total liabilities for estimated cost in excess of estimated receipts during liquidation	$(644)	$(107)	$(107)	$(858)

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2013 of $16.2 million plus cumulative liquidating distributions paid through December 31, 2013 of $21 million (which includes the amount paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries of approximately $3.62 per unit (including $2.12 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Rental Income

The amount of rental income generated by our properties including our hotel depends on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Transfer to the Liquidating Trust

Pursuant to the Plan, on February 11, 2013, the Partnership transferred the following remaining assets and liabilities, which were valued as of January 1, 2013, to the Liquidating Trust (amounts in thousands):

January 1,
2013
Real estate investments:
Real estate held for sale	$49,602
Cash and cash equivalents	5,286
Restricted cash	154
Accounts receivable, net	861
Prepaid expenses and other assets	745
Notes payable	(31,876)
Notes payable to related party	(8,801)
Accounts payable	(544)
Payables to related parties	(1,997)
Accrued liabilities	(1,369)
Liability for estimated costs in excess of estimated receipts during liquidation	(644)
Net assets in liquidation	$11,417

Changes in Net Assets in Liquidation

For the year ended December 31, 2013

Net assets in liquidation increased $4.8 million during the year ended December 31, 2013. The primary reason for the increase in net assets was related to the back-end promoted interests on the sale of Landmark I & II which we sold in 2011. During 2013, we recorded an accounts receivable of approximately $6.3 million related to the back-end promoted interests. We received payment of $6.2 million in January 2014.

Liquidity and Capital Resources

Our total assets and net assets in liquidation were $62.1 million and $16.2 million, respectively, at December 31, 2013. Our ability to meet our obligations is contingent upon the sale of our remaining assets. We estimate that the net proceeds from the sale of our remaining assets will be adequate to pay our obligations; however we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds there from.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses and capital expenditures. Although we can provide no assurances, we currently expect to sell all of our assets by February 2016.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period.

As of December 31, 2013, we estimate that we will have approximately $2.1 million of commitments and expenditures during the liquidation period. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all. A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining assets may affect our ability to fund these items.

Liquidating distributions will be determined in our Managing Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Managing Trustee may deem relevant.

We currently have limited exposure to the credit markets. The lack of available credit may affect our ability to dispose of additional properties due to potential purchasers being unable to obtain financing. We have no exposure to money market mutual funds and we monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning the Liquidating Trust’s contractual obligations and commercial commitments as of December 31, 2013, and outlines expected future payments to be made by the Liquidating Trust under such obligations and commitments (in thousands):

	Payments due by period (1)
	Totals	2014	2015	2016	2017	2018	Thereafter
Notes payable	$41,096	$10,282	$30,814	$-	$-	$-	$-
Interest	4,995	3,273	1,722	-	-	-	-
Total	$46,091	$13,555	$32,536	$-	$-	$-	$-

(1)	Does not include discount of approximately $0.4 million. Includes $8.8 million notes payable to related party.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.

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

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop properties, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. None of the Partnership’s approximately $40.7 million in notes payable at December 31, 2013 were subject to variable interest rates.

At December 31, 2013, the Liquidating Trust did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our unaudited financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not employ an independent registered public accounting firm to perform an audit on the financial statements contained in this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Behringer Advisors II, as Managing Trustee of the Liquidating Trust, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2013 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us the reports filed or submitted by us under the Exchange is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors II, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Liquidating Trust’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as Managing Trustee of the Liquidating Trust, evaluated as of December 31, 2013 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that the Liquidating Trust’s internal controls, as of December 31, 2013, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Managing Trustee

Prior to the Effective Date, the Partnership operated under the direction of its General Partners, Behringer Advisors II and Mr. Robert M. Behringer. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors II, which was formerly one of the General Partners. The Managing Trustee is assisted by the employees of HPT, the general partner of Behringer Advisors II. We do not employ our own management personnel; instead, we pay fees and expense allocations to our Managing Trustee for its services. The Managing Trustee is responsible for the management and control of our affairs, including acquisitions in the past, capital improvements, construction and property management.

Our Managing Trustee, Behringer Advisors II, is a Texas limited partnership formed in July 2002. The executive office of Behringer Advisors II is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors II is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development Company LP, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert S. Aisner	67	Chairman
Michael J. O’Hanlon	62	Chief Executive Officer and President
Gary S. Bresky	47	Chief Financial Officer
M. Jason Mattox	38	Executive Vice President
S. Jason Hall	47	Treasurer

Robert S. Aisner is the Chairman of Behringer Advisors II. Mr. Aisner has served as President (from May 2005 until February 2013), Chief Executive Officer (from June 2008 until May 2009 and from July 2009 until February 2013), and a director since June 2003 of TIER REIT, (formerly Behringer Harvard REIT I, Inc). In addition, Mr. Aisner serves as Chairman (since January 2013) and a director (since June 2006) of Behringer Harvard Opportunity REIT I. Mr. Aisner also has served as Chairman (since January 2013) and a director (since January 2007) of Behringer Harvard Opportunity REIT II and as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT since August 2006. Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Holdings and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer and President of other Behringer companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. From 1996 until joining TIER REIT in 2003, Mr. Aisner served as (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT that focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of AMLI Management Company, that oversees all of AMLI’s apartment operations in 80 communities, (iii) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (iv) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (v) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group. From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Michael J. O’Hanlon has served as Chief Executive Officer and President of Behringer Advisors II since January 2012. Mr. O’Hanlon has also served as Chief Executive Officer and President of several other Behringer-sponsored programs, including Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, since January 2012. In addition, Mr. O’Hanlon has served as a director of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II since February 2013. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas-based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree from Columbia University Graduate School of Business. Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors II. Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Holdings, including Behringer Harvard Advisors I LP, the managing trustee of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust. He previously served as Chief Financial Officer of TIER REIT (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

Mr. Bresky has been active in commercial real estate and related financial activities for over 20 years. Prior to his employment with Behringer Advisors II, Mr. Bresky served as Senior Vice President of Finance with Harvard Property Trust, Inc. from 1997 to 2001. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California – Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

M. Jason Mattox is the Executive Vice President of Behringer Advisors II and serves in a similar capacity with other Behringer companies. From 2002 until March 2006, Mr. Mattox served as the Senior Vice President of Behringer Advisors II.

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

S. Jason Hall is Treasurer of Behringer Advisors II and, in such capacity, Mr. Hall served as principal accounting officer of the Partnership and now serves as principal accounting officer of the Liquidating Trust. Mr. Hall also serves as the Chief Accounting Officer and Treasurer for Behringer Harvard Opportunity REIT II and is responsible for its accounting and financial reporting. He has held the position of Director of Financial Reporting for other Behringer-sponsored programs since 2010. Mr. Hall joined Behringer in 2005 as SEC Reporting Manager. From 2000 to 2004, he served in a number of accounting positions, including Corporate Controller from 2003 to 2004, at Aegis Communications Group, Inc., then publicly traded on NASDAQ and the nation’s seventh largest provider of outsourced customer care services. Prior to joining Aegis Communications Group, Mr. Hall spent five years as Corporate Controller for a private distribution company and three years in public accounting. Mr. Hall is a certified public accountant in the state of Texas and received a Bachelor of Business Administration in Finance from Angelo State University and a Master of Business Administration from Tarleton State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish the Partnership with copies of all Section 16(a) forms filed with the SEC. Based upon our review of the reports furnished to the Partnership pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings with respect to the securities of the Partnership were timely and correctly made by reporting persons during 2013 prior to the Effective Date when the Partnership filed a Form 15 with the SEC to terminate the registration of its limited partnership under the Exchange Act.

Code of Ethics

Behringer Advisors II, both formerly as a General Partner of the Partnership and now as Managing Trustee of the Liquidating Trust, adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of the code of ethics of Behringer Advisors II may be obtained from our web site at http://www.behringerinvestments.com. The website will be updated to include any material waivers or modifications to the code of ethics.

Item 11.	Executive Compensation.

Prior to the Effective Date, the Partnership operated under the direction of its General Partners. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors II, which was formerly one of the General Partners. As of December 31, 2013, neither, the Partnership or the Liquidating Trust made any payments to Mr. Behringer as compensation for serving as General Partner of the Partnership. The officers and employees of HPT assist the Managing Trustee. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to our Managing Trustee, Behringer Advisors II, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors II as General Partner. We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any officers or directors. The Partnership’s two General Partners, Mr. Behringer and Behringer Advisors II, each owned 50% of the general partnership interests of the Partnership. Behringer Advisors II, in its capacity as our Managing Trustee, does not own any beneficial interest in the Liquidating Trust. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control.

The following table sets forth information as of March 19, 2014 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or the directors of our Managing Trustee, each of our executive officers or the executive officers of our Managing Trustee, and our directors and executive officers, or the directors and executive officers of our Managing Trustee, as a group. The percentage of beneficial ownership is calculated based on 10,803,839 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of Class	Beneficial owner	Owned	Class
Beneficial interest	Behringer Harvard Advisors II LP (1)(3)	-		*
Beneficial interest	Robert S. Aisner (1)(2)	386.74		*
Beneficial interest	Michael J. O'Hanlon (1)(2)	-		*
Beneficial interest	Gary S. Bresky (1)(2)	-		*
Beneficial interest	M. Jason Mattox (1)(2)	-		*
Beneficial interest	S. Jason Hall (1)(2)	-		*
Beneficial interest	All current executive officers as a group (5 persons)	386.74		*

*Denotes less than 1%

(1)	The address of Messrs. Aisner, O’Hanlon, Bresky, Mattox, Hall and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Messrs. Aisner, O’Hanlon, Bresky, Mattox and Hall are Executive Officers of our Managing Trustee, Behringer Advisors II.

(3)	Behringer Harvard Advisors II is our Managing Trustee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors II as General Partner. In its former capacity as General Partner of the Partnership, Behringer Advisors II and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

For the management and leasing of our properties, we pay the Property Manager property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the year ended December 31, 2013, the Liquidating Trust incurred property management fees payable to the Property Manager of less than $0.1 million.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the year ended December 31, 2013, the Liquidating Trust incurred asset management fees of $0.2 million.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. For the year ended December 31, 2013, the Liquidating Trust incurred no such debt financing fee.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by the Liquidating Trust Agreement. For the year ended December 31, 2013, the Liquidating Trust incurred such cost for administrative services totaling $0.2 million.

On March 29, 2011, the Partnership entered into the Fifth Amended and Restated Promissory Note to amend the terms of a loan from Behringer Holdings (the “BHH Loan”) to a maximum borrowing amount of $25 million with all borrowings and accrued interest due on March 29, 2014. On July 5, 2012 the Partnership entered into the Note Modification Agreement and Assignment of Proceeds with Behringer Holdings whereby the maturity date of the BHH Loan was extended to May 31, 2014. The outstanding principal balance under the BHH Loan at December 31, 2013 was $8.8 million. Borrowings under the BHH Loan were used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.

At December 31, 2013, we had payables to related parties of approximately $2.5 million. The balance at December 31, 2013 consisted primarily of management fees payable to the Advisor and accrued interest on the BHH Loan. We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services to us, we will be required to obtain such services from other sources.

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among the Liquidating Trust, our Managing Trustee and its affiliates have been established by our Managing Trustee, and our Managing Trustee believes the amounts to be paid thereunder to be reasonable and customary under the circumstances.  Additionally, our Managing Trustee has a fiduciary obligation to act in the best interests of both our beneficiaries and the investors in other affiliated programs and will use its best efforts to assure that we will be treated at least as favorably as any other affiliated program.

Item 14.	Principal Accountant Fees and Services.

None

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

Behringer Harvard Short-Term Opportunity Liquidating Trust

March 27, 2014	By:	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2014	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 27, 2014	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP
(Principal Financial Officer)

March 27, 2014	/s/ S. Jason Hall
S. Jason Hall
Treasurer of Behringer Harvard Advisors II LP
(Principal Accounting Officer)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Unaudited Financial Statements

Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2013	F-2

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the year ended December 31, 2013	F-3

Notes to Consolidated Financial Statements	F-4

Unaudited Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation for the year ended December 31, 2013	F-9

Behringer Harvard Short-Term Opportunity Liquidating Trust

Consolidated Statement of Net Assets

(Liquidation Basis)

December 31, 2013

(unaudited)

(in thousands)

December 31,
2013
Assets
Real estate held for sale	$47,978
Cash and cash equivalents	4,826
Restricted cash	783
Accounts receivable, net	7,758
Prepaid expenses and other assets	720
Total assets	$62,065

Liabilities
Notes payable	$31,876
Notes payable to related party	8,801
Accounts payable	325
Payables to related parties	2,503
Accrued liabilities	1,488
Liability for estimated costs in excess of estimated receipts during liquidation	858
Total liabilities	45,851
Net assets in liquidation	$16,214

See Notes to Consolidated Financial Statements

Behringer Harvard Short-Term Opportunity Liquidating Trust

Consolidated Statement of Changes in Net Assets

(Liquidation Basis)

December 31, 2013

(Unaudited)

(in thousands)

Year Ended
December 31, 2013
Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$11,417
Change in estimated costs in excess of estimated receipts during liquidation	(214)
Net increase (decrease) in fair value	(1,624)
Changes in other assets/liabilities	6,635
Liquidating distributions to beneficiaries	-
Change in net assets in liquidation	4,797
Net assets in liquidation at end of period	$16,214

See Notes to Consolidated Financial Statements

1.	Business and Organization

Business

Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to as the “Partnership”) was a limited partnership formed in Texas on July 30, 2002 and governed by an Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Its general partners were Behringer Harvard Advisors II LP (“Behringer Advisors II”) and Robert M. Behringer (collectively, the “General Partners”). The Partnership was funded through capital contributions from the General Partners and an initial limited partner on September 20, 2002 (the date of inception). It offered its limited partnership units pursuant to a public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and new investors were admitted until the termination of the Offering.

The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties. As of December 31, 2013, two of the twelve properties acquired remained in its portfolio, which has been transferred to the Liquidating Trust (as hereinafter defined) as described below under “Plan of Liquidation”. Effective as of January 31, 2013, Mr. Behringer ceased to be a general partner of the Partnership due to a permanent disability resulting in an Event of Withdrawal under the Partnership Agreement. Effective that same date, Mr. Behringer also resigned as Chairman of Behringer Advisors II.

Plan of Liquidation

On February 11, 2013 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by Behringer Harvard Advisors II LP, as its General Partner. The Plan provided for the formation of a liquidating trust, Behringer Harvard Short-Term Opportunity Liquidating Trust (which may be referred to herein as the “Liquidating Trust”, “we,” “us,” or “our”), for the purpose of completing the liquidation of the assets of the Partnership. In furtherance of the Plan, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with one of the Partnership’s General Partners, Behringer Advisors II, as managing trustee (the “Managing Trustee”), and CSC Trust Company of Delaware, as resident trustee. As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s interest in the Partnership. In accordance with the Plan and the Liquidating Trust Agreement, the Partnership has transferred all of its remaining assets and liabilities to us to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. The General Partners elected to liquidate the Partnership and transfer its remaining assets and liabilities to the Liquidating Trust as a cost saving alternative that the General Partners believed to be in the best interests of the investors. The expenses associated with operating a public reporting entity, like the Partnership, are comparatively high and therefore detract from distributable proceeds and returns it can make to its investors. The reorganization into a liquidating trust enables us to reduce costs associated with public reporting obligations and related audit expenses that are not applicable to the Liquidating Trust, helping to preserve capital throughout our disposition phase for the benefit of our investors. Cutting expenses and maximizing investor returns is a primary focus in this disposition phase.

Our principal demands for funds in the next twelve months and beyond will be for the payment of operating expenses, costs associated with lease-up and capital improvements for our remaining operating property and for the payment of recurring debt service, further principal paydowns and reserve requirements on our outstanding indebtedness as required by our lenders.

The Liquidating Trust had notes payable totaling $40.7 million at December 31, 2013 of which $31 million was secured by the hotel property and $8.8 million was to Behringer Harvard Holdings, LLC (“Behringer Holdings”), a related party.

2.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of the assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions from those estimates.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Liquidating Trust and the accounts of all of its wholly owned subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. These consolidated financial statements have been prepared according to the liquidation basis of accounting. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and units, respectively, unless otherwise noted.  We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts on January 1, 2013. We adjusted items to their fair values as of January 1, 2013 as a matter of convergence, efficiency and materiality. Actual values realized for assets and settlements of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with the Liquidating Trust Agreement, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates and control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the terms of the Liquidating Trust Agreement, we will not acquire any new properties and are focused on liquidating our remaining assets.

Cash and Cash Equivalents

Management considers investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes funds to be held in escrow for insurance, taxes and other reserves related to the Liquidating Trust’s consolidated properties as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from hotel guests and tenants related to the Liquidating Trust’s properties.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted primarily of prepaid insurance and prepaid service contracts.

Revenue Recognition

Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Concentration of Credit Risk

We had cash and cash equivalents in excess of federally insured levels on deposit in financial institutions. Management regularly monitors the financial stability of these financial institutions and believes that we are not exposed to any significant credit risk in cash and cash equivalents. Cash and cash equivalents are diversified between several banking institutions in an attempt to minimize exposure to any one of these entities.

Reportable Segments

The Liquidating Trust has determined that it has one reportable segment, with activities related to the ownership, development and management of real estate assets. Income producing properties generated 100% of the Liquidating Trust’s consolidated revenues for the year ended December 31, 2013. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the properties are aggregated into one reportable segment.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Income Taxes

The Liquidating Trust is intended to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes. Therefore, the Liquidating Trust is generally not subject to income tax. However, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the year ended December 31, 2013, the Liquidating Trust did not recognize a provision for current tax expense. The Liquidating Trust did not have any entity level uncertain tax positions.

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

3.	New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.

4.	Liability for Estimated Costs in Excess of Estimated Receipts during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and complying with the plan of liquidation. We currently estimate that we will have estimated costs of liquidation in excess of operating cash flows from our estimated receipts. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2013 was as follows (amounts in thousands):

	January 1,	Cash Payments	Change in	December 31,
	2013	and (Receipts)	Estimates	2013

Asset:
Estimated net inflows from consolidation of operating activities	$2,211	$(778)	$(195)	$1,238
Liabilities:
Liquidation costs	(1,375)	442	137	(796)
Capital expenditures	(1,480)	229	(49)	(1,300)
Total liabilities	(2,855)	671	88	(2,096)
Total liabilities for estimated cost in excess of estimated receipts during liquidation	$(644)	$(107)	$(107)	$(858)

5.	Net Assets in Liquidation

The net assets in liquidation as of December 31, 2013 of $16.2 million would result in liquidating distributions paid to our beneficiaries per unit of approximately $1.50 per unit. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

6.	Real Estate

Our real estate investments are comprised of a hotel with adjoining retail space and approximately five acres of land at 1221 Coit Road. As of December 31, 2013, both of our consolidated properties are considered held for sale in accordance with the Plan. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell.

7.	Leasing Activity

Future minimum base rental payments due to us over the next ten years under non-cancelable leases in effect as of December 31, 2013 are as follows:

2014	$602
2015	612
2016	602
2017	570
2018	552
Thereafter	887

Total	$3,825

The above base payments are exclusive of any contingent rent amounts.

8.	Related Party Arrangements

The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors II as General Partner. In its former capacity as General Partner of the Partnership, Behringer Advisors II and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the year ended December 31, 2013, the Liquidating Trust incurred property management fees payable to the Property Manager of less than $0.1 million.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the year ended December 31, 2013, the Liquidating Trust incurred asset management fees of approximately $0.2 million.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. For the year ended December 31, 2013, the Liquidating Trust incurred no such debt financing fees.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by the Liquidating Trust Agreement. For the year ended December 31, 2013, the Liquidating Trust incurred such cost for administrative services totaling $0.2 million.

On July 5, 2012, the Partnership entered into a Note Modification Agreement and Assignment of Proceeds to amend the terms of a loan with Behringer Holdings (“BHH Loan”) with all borrowings and accrued interest due on May 31, 2014. The outstanding principal balance under the BHH Loan at December 31, 2013 was $8.8 million. Borrowings under the BHH Loan were used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

At December 31, 2013, we had payables to related parties of approximately $2.5 million. The balance at December 31, 2013 consisted primarily of management fees payable to the Advisor and accrued interest on the BHH Loan. We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services to us, we will be required to obtain such services from other sources.

9.	Notes Payable

We had notes payable totaling $40.7 million at December 31, 2013 of which $31 million was secured by the hotel property and $8.8 million was to Behringer Holdings, a related party.

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

On July 5, 2012, the Partnership entered into a Note Modification Agreement and Assignment of Proceeds to amend the terms of the BHH Loan with all borrowings and accrued interest due on May 31, 2014. The outstanding principal balance under the BHH Loan at December 31, 2013 was $8.8 million. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.

10.	Subsequent Events

During 2013, we recorded an accounts receivable of approximately $6.3 million related to final resolution of the back-end promoted interests on the sale of Landmark I & II which we sold in 2011. The sale contract for Landmark I and II provided that we retain a promoted interest in distributable cash related to the buildings, meaning that we would share in the profits and cash flows of these properties once a certain threshold had been met. We received $6.2 million in January 2014 related to final resolution of the back-end promoted interest and used the $6.2 million to pay down principal and interest.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2013

(Unaudited)

(in thousands)

The changes in total real estate for the year ended December 31, 2013 is as follows (in thousands):

Year Ended
December 31, 2013
Balance as of January 1, 2013	$49,602
Capital expenditures	229
Liquidation adjustment (1)	(1,853)
Balance as of December 31, 2013 (liquidation basis)	$47,978

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the year ended December 31, 2013.

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Short-Term Opportunity Liquidating Trust Plan of Liquidation dated February 11, 2013 (previously filed and incorporated by reference to Form 8-K filed February 11, 2013)

3.1	Second Amended and Restated Agreement of Limited Partnership of Behringer Harvard Short Term Opportunity Fund I L.P. dated September 5, 2008 (previously filed and incorporated by reference to Form 8-K filed September 5, 2008)

3.2	Certificate of Limited Partnership of Behringer Harvard Short Term Opportunity Fund I L.P. (previously filed in and incorporated by reference to Behringer Harvard Short Term Opportunity Fund I L.P. Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

3.3	Certificate of Trust of Behringer Harvard Short-Term Opportunity Liquidating Trust dated February 13, 2013 (previously filed and incorporated by reference to Form 10-K filed March 29, 2013)

4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of Behringer Harvard Short Term Opportunity Fund I L.P. contained within Post-Effective Amendment No. 1 to Behringer Harvard Short Term Opportunity Fund I L.P. Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

10.1	Note Modification Agreement and Assignment of Proceeds by and between Behringer Harvard Short Term Opportunity Fund I L.P. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q filed November 14, 2012)

10.2	Pledge and Security Agreement by and between Behringer Harvard Short Term Opportunity Fund I L.P. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q filed November 14, 2012)

10.3	Liquidating Trust Agreement among Behringer Harvard Short-Term Opportunity Fund I LP, as grantor, Behringer Harvard Advisors II LP, as managing trustee, and CSC Trust Company of Delaware, as resident trustee (previously filed and incorporated by reference to Form 8-K filed on February 11, 2013)

10.4	Promissory Note by and between Behringer Harvard Mockingbird Commons, LLC and Great American Life Insurance Company (previously filed and incorporated by reference to Form 10-K filed March 29, 2013)

10.5	Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement by Behringer Harvard Mockingbird Commons, LLC in favor of Rebecca S. Conrad, Trustee, for the benefit of Great American Life Insurance Company (previously filed and incorporated by reference to Form 10-K filed March 29, 2013)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications**

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