Form 10-K
period 2014-12-31
Behringer Harvard Short-Term Liquidating Trust
filed 2015-03-26
CIK 1179351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2014. Not applicable.

As of March 19, 2015, there were 10,799,839 units of beneficial interest in Behringer Harvard Short-Term Opportunity Liquidating Trust outstanding.

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

BEHRINGER HARVARD SHORT-TERM OPPORTUNITY LIQUIDATING TRUST

FORM 10-K

Year Ended December 31, 2014

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Short-Term Opportunity Liquidating Trust (which may be referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) as successor in interest to Behringer Harvard Short-Term Opportunity Fund I LP (which may be referred to herein as the “Partnership”) and our subsidiaries, including our ability to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future distributions to our beneficiaries and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “ Item 1A. Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the market in which our assets are located;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

•	future increases in interest rates;

•	our ability to retain our executive officers and other key personnel of our managing trustee, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our managing trustee and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates; and

•	unfavorable changes in laws or regulations impacting our business or our assets.

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

The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve properties, including seven office building properties, one shopping/service center, one hotel redevelopment with an adjoining condominium development, two development properties and undeveloped land. The Partnership engaged an unaffiliated third party to manage the day-to-day operations of the hotel. The Partnership disposed of its hotel and retail asset during the twelve months ended December 31, 2014. As of December 31, 2014, approximately five acres of land and the back-end promoted interest in distributable cash to one sold asset currently remain in the portfolio, which has been transferred to the Liquidating Trust as described below. We will not purchase any additional properties for our portfolio.

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

Market Outlook

Our primary objectives will be to continue to preserve value, protect and sell our remaining assets, provide for our liabilities and distribute the remaining proceeds. Our ability to dispose of our assets will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on the timing of our final liquidating distributions to our beneficiaries.

Disposition Policies and Objectives

The Liquidating Trust Agreement provides for a three-year period to liquidate our remaining assets. Our Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that the disposition of these assets will be completed before the end of this three-year period. Our Managing Trustee may exercise its discretion as to the timing of the sale of an asset. We will have no obligation to sell our assets at any particular time, except upon the termination of our existence on February 11, 2016, or after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Pursuant to the Liquidating Trust Agreement, our primary objective is limited to conserve value, protect and sell our remaining assets, provide for our liabilities and distribute the remaining proceeds. Thus, cash flow will not be invested in the acquisition of assets. We are intended to be self-liquidating in nature. However, at the discretion of our Managing Trustee, cash flow and/or net sales proceeds may be held as working capital to pay expenses or other liabilities of the Liquidating Trust.

The Liquidating Trust will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article VI of the Liquidating Trust Agreement, to our Managing Trustee or its affiliates in connection with the distribution of proceeds from the sale, exchange or financing of our assets.

Although not required to do so, we will generally seek to sell our real estate assets for cash. We may, however, accept terms of payment from a buyer that include purchase money obligations secured by mortgages as partial payment, depending upon then-prevailing economic conditions customary in the area in which the asset being sold is located, credit of the buyer and available financing alternatives. Some assets we sell may be sold on an installment basis under which only a portion of the sale price will be received in the year of sale, with subsequent payments spread over a number of years. In such event, our full distribution of the net proceeds of any sale may be delayed until the notes are paid, sold or financed.

Liquidation Update

On December 20, 2012 the Mockingbird Commons Partnership entered into a promissory note agreement with Great American Life Insurance Company (“Palomar Lender”) to borrow $31 million (the “Hotel Palomar Loan”). On August 6, 2014, Behringer Harvard Mockingbird Commons, LLC, a 70% owned subsidiary, sold the 198 room hotel and retail project located in Dallas, Texas (“Hotel Palomar”) to an unaffiliated buyer. The contract sales price for the Hotel Palomar was $48 million, exclusive of closing costs. A portion of the proceeds was used to pay off the Hotel Palomar Loan.

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

Competition in Sales of Properties

Conflicts of interest will exist to the extent that we own assets in the same geographic areas where assets owned by our Managing Trustee, its affiliates or other Behringer programs are located. In such a case, a conflict could arise in connection with the resale of properties in the event that we and another Behringer program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances. Our Managing Trustee will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Managing Trustee will seek to reduce conflicts that may arise with respect to properties available for sale by making prospective purchasers aware of all such properties. However, these conflicts cannot be fully avoided in that there may be differing compensation arrangements established for employees at different properties or differing terms for resale of the various properties.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on the our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on assets in which we hold an interest.

Employees

We have no employees. The employees of our Managing Trustee, Behringer Advisors II, and other affiliates of Behringer Holdings perform a full range of real estate services for us, including property management, accounting, legal, asset management and investor relations.

We are dependent on our affiliates for services that are essential to us, including disposition decisions, property management and other general and administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.

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

The Partnership formerly held interests in twelve assets. However, as of December 31, 2014, we hold only one of the twelve assets and the back-end promoted interest in distributable cash to one sold asset. The reduction in number of assets held has resulted in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we made.  The investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of investments.  In addition, our fixed operating expenses, as a percentage of gross income, have increased as a result of the reduction in number of assets held, and our financial condition and ability to pay distributions may be adversely affected.

Our beneficiaries should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions.  Although our Liquidating Trust Agreement provides for a three-year period to liquidate the remaining assets, the Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that disposition of these assets will be completed before the end of this three-year period.  However, we may choose to wait to sell any or all of the assets we now hold and our existence may be extended beyond the three-year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.  We expect that net proceeds from the sale of our assets will generally be distributed to our beneficiaries unless needed for working capital resources.  For each of these reasons, our beneficiaries should view their investment in units strictly as a long-term investment.

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

Our Managing Trustee is Behringer Advisors II.  Behringer Advisors II is managed by its general partner, HPT.  Therefore, the executive officers of HPT have a dominant role in determining what is in the best interests of us and our beneficiaries.  Since no persons other than the executive officers of HPT have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations.  Therefore, the executive officers of HPT alone will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our affairs.

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

Historically, extraordinary actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the Plan. As of March 26, 2015, no such lawsuits relating to the Plan have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the Plan and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

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

Investors should not rely upon the past performance of other real estate investment programs sponsored by Mr. Behringer, our Managing Trustee, or their respective affiliates, to predict our future results. To be successful in this market, we must, among other things, attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations. We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause investors to lose all or a portion of their investment.

Risks Related to Our Business in General

Market disruptions have impacted and may continue to adversely impact many aspects of our operating results and operating condition.

Although economic and market conditions in the United States have generally improved over the past two years, the overall market recovery remains uncertain. The previous economic downturn had a significant negative impact and continues to affect us. Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic condition in the market in which our asset is located.

The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve in 2014. The current conditions have had, or similar conditions existing in the future may continue to have, the following consequences:

•	credit spreads for major sources of capital could widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•	a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and increase our future interest expense;

•	the value of our asset may have decreased below the amount we paid for it, which may limit our ability to dispose of it at attractive prices or to obtain debt financing secured by our asset and may reduce the availability of unsecured loans; and

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

We have incurred indebtedness and other borrowings, which may increase our business risks.

We have acquired and developed real properties by using either existing financing or borrowing new funds. In addition, we have incurred or increased our debt by obtaining loans. We have incurred debt on a particular real property if we believe the property’s projected cash flow was sufficient to service the mortgage debt. Incurring debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our assets. When we provide a guaranty on behalf of an entity that owns one of our assets, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any of our assets are foreclosed upon due to a default, our ability to pay distributions to our beneficiaries will be adversely affected. Our approach to investing in assets utilizing leverage in order to accomplish our investment objectives may present more risks to investors than comparable real estate programs which have a longer intended duration and which do not utilize borrowing to the same degree.

Our indebtedness adversely affects our financial health and operating flexibility.

At December 31, 2014, the Liquidating Trust had notes payable to a related party of approximately $1 million in principal amount.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our units, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for working capital, debt service requirements, execution of our business plan or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability or increasing the costs to refinance our indebtedness.

In addition, a breach of the financial and operating covenants in our debt agreements could cause a default and accelerate payment, which could have a material adverse effect on our financial condition.

We may not be able to refinance or repay our indebtedness.

We have debt that we may not be able to refinance or repay. As of December 31, 2014, approximately $1 million of principal payments, which includes scheduled debt maturities, is scheduled to mature in the next twelve months. We may face significant challenges refinancing our current debt on acceptable terms if at all due to (1) reduced values of our investments, (2) limited cash flow from operations, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value standards. Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest, which limits the cash flow available for other business expenses or opportunities.

Further, we may not have the funds necessary to repay our debt as it matures. Failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default. We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which requires us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount. We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt. If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full. If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected. Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than the covenants on existing indebtedness. Any extensions will also require us to pay certain fees to, and expenses of, our lenders. Any fees and cash flow restrictions will affect our ability to fund our ongoing operations.

Disruptions in the financial markets and adverse economic conditions could adversely affect the value of our investments.

The recent market volatility could make the valuation of our investment assets more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our assets that could result in a substantial decrease in the value of our assets.

If debt is unavailable at reasonable rates, we may not be able to refinance our assets.

If interest rates are higher when the assets are refinanced, we may not be able to finance the properties, and our income could be reduced. If this occurs, it may prevent us from borrowing more money.

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

Gains and distributions upon resale of our assets are uncertain.

Although gains from the sales of assets typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure investors that we will realize any gains on the resales of our assets. In addition, the amount of taxable gain allocated to investors with respect to the sale of a asset could exceed the cash proceeds received from such sale.

Proceeds from the sale of an asset will be distributed to our beneficiaries if the Managing Trustee, in its sole discretion, has determined that such proceeds are not needed to fund:

•	working capital reserves; or

•	required principal and interest payments to our existing assets.

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

Our Managing Trustee and its affiliates will perform services for us in connection with the management and leasing of our assets and the administration of our other investments. They will be paid fees for these services, which will reduce the amount of cash available for distribution to our beneficiaries.

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

Our fixed-term financing arrangements generally require us to make “balloon” payments at maturity. During the interest only period, the amount of each scheduled payment is less than that of traditional amortizing loans. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the asset or other assets in our portfolio. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the asset at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our beneficiaries and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may adversely affect our operations. Any of these results would have a significant, negative impact on your investment.

Increases in interest rates could increase the amount of our debt payments and adversely affect our operating cash flow.

We may borrow money that bears interest at variable rates which may expose us to increases in costs in a rising interest rate environment. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in assets at times which may not permit realization of the maximum return on such investments.

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

In connection with obtaining certain financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further leverage the asset, to discontinue insurance coverage, replace our Managing Trustee or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

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

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that may have an adverse impact on the real estate market in general, and we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate assets.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a asset difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

The return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the local economies where our assets are located. We cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate assets.

Our remaining assets are located in the Dallas, Texas metropolitan area. As a result of this limited diversification of the geographic locations of our assets, our operating results will be affected by economic changes that have an adverse impact on the real estate market in that area.

The remaining assets that we hold in our portfolio are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area. Consequently, because of the lack of geographic diversity among our current assets, our operating results and ability to pay liquidating distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area. An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of assets.

We may be unable to sell an asset if or when we decide to do so, which could adversely impact our ability to pay liquidating distributions to our beneficiaries.

The real estate market is affected, as set forth above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow, results of operations and our ability to pay special distributions to our beneficiaries.

We may be unable to sell an asset on acceptable terms and conditions, if at all.

We intend to hold our real assets and other investments until our Managing Trustee decides that a sale or other disposition is consistent with our disposition objectives or until it appears that these objectives will not be met.  Otherwise, our Managing Trustee may exercise its discretion as to whether and when to sell an asset, and we will have no obligation to sell assets at any particular time, except upon the termination of our existence in 2016, or after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

If we sell any of our assets in tenant-in-common transactions, those sales may be viewed as sales of securities, and we would retain potential liability after the sale under applicable securities laws.

We may sell assets in tenant-in-common transactions. If we do make such sales, they may be viewed as sales of securities, and as a result, if the purchasers in the tenant-in-common transaction had post-closing claims, they could bring claims under applicable securities laws. Those claims could have a material adverse effect upon our business and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect investors’ returns.

Our Managing Trustee will attempt to ensure that all of our assets, including the sold asset with a back-end promoted interest, in distributable cash, are adequately insured to cover casualty losses. However, there are types of losses which are generally catastrophic in nature and are related to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters which may be uninsurable, not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our assets. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure investors that we will have adequate coverage for such losses. In the event that any of our assets incur a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than the working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our beneficiaries that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available for distribution to our beneficiaries.

Concentration of our remaining investments in one asset class may leave our profitability vulnerable to a downturn in such sector.

A significant portion of our remaining investments are held in one asset class. As a result, we will be subject to risks inherent in investments in a single type of asset. The potential effects on our revenues and corresponding cash available for distribution to our beneficiaries resulting from a downturn in the businesses conducted in this single asset class could be more pronounced than if we had more fully diversified our investments.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such asset or to use the asset as collateral for future borrowing.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure our beneficiaries that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our assets will not be affected by the existing condition of the land, by operations in the vicinity of the assets, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

Our assets, including the sold asset with a back-end promoted interest, in distributable cash, may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure investors that we will be able to allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions, if any.

If we sell assets by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our assets, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our assets by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to our beneficiaries. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the asset being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other asset in lieu of cash from asset sales, the distribution of the proceeds of sales to our beneficiaries will be delayed until the promissory notes or other asset are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other asset in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay distributions to our beneficiaries.

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

We have entered into joint ventures with third parties having investment objectives similar to ours for the acquisition or development of assets. We have also purchased and developed assets in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the assets, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Affiliates of our Managing Trustee have sponsored, or are currently sponsoring, registered public offerings on behalf of TIER REIT, Inc., (“TIER REIT”) (formerly Behringer Harvard REIT I, Inc.), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Monogram Residential Trust, Inc. (“Monogram”) (formerly Behringer Harvard Multifamily REIT I, Inc.) and Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund I LP). Because our Managing Trustee or its affiliates have advisory and management arrangements with other Behringer programs, it is likely that they will encounter opportunities to acquire or sell assets to the benefit of one of the Behringer programs, but not others. Our Managing Trustee or its affiliates may make decisions to sell certain assets, which decisions might disproportionately benefit a Behringer program other than us.

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

These fees could influence our Managing Trustee’s advice to us, as well as the judgment of its affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing or enforcing our agreements with our Managing Trustee and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management and property management fees payable to our Managing Trustee or its affiliates but also entitle them to real estate commissions;

•	borrowings to refinance assets, which increase the debt financing fees payable to our Managing Trustee;

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Managing Trustee is reimbursed by us for the related salaries and benefits; and

•	whether and when we seek to sell our assets, which sale could entitle our Managing Trustee real estate commissions.

The fees our Managing Trustee receives in connection with transactions involving the management of an asset are based on the cost of the investment, including the amount budgeted for the development and construction of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Managing Trustee to recommend riskier transactions to us.

We may be restricted in our ability to replace our Property Manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our Property Manager in the performance of their duties. Our Managing Trustee may find the performance of our Property Manager to be unsatisfactory. However, such performance by the Property Manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.” As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our assets.

Our Managing Trustee and certain of its key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Certain of the key personnel of Behringer Advisors II are also officers of our Property Manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) the timing and terms of the sale of an asset, (3) development of our assets by affiliates, (4) investments with affiliates of our Managing Trustee, (5) compensation to our Managing Trustee, and (6) our relationship with our dealer manager and Property Manager.

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

If we are deemed for tax purposes to be a dealer, defined as one who holds an asset primarily for sale to customers in the ordinary course of business, with respect to one or more of our assets, any gain recognized upon a sale of such real property will be taxable to investors as ordinary income and will also constitute unrelated business taxable income (“UBTI”) to investors who are tax-exempt entities. The resolution of our status in this regard is dependent upon facts that will not be known until the time an asset is sold or held for sale. Under existing law, whether property is held primarily for sale to customers in the ordinary course of business must be determined from all the facts and circumstances surrounding the particular property at the time of disposition. These include the number, frequency, regularity and nature of dispositions of real estate by the holder and activities of the holder of the property in selling the property or preparing the property for sale. Accordingly, our counsel is unable to render an opinion as to whether we will be considered to hold any or all of our assets primarily for sale to customers in the ordinary course of business.

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

The state in which a beneficiary resides may impose an income tax upon such beneficiary’s share of our taxable income. Further, states in which we will own our assets may impose income taxes upon its share of our taxable income allocable to any property located in that state. Many states have also implemented or are implementing programs to require entities classified as partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing assets located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable. Beneficiaries may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Liquidating Trust of assets in those states. Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity. The imposition of such taxes will reduce the amounts distributable to our beneficiaries. In the event we are required to withhold state taxes from cash distributions, the amount of the net cash from operations otherwise payable would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution. Beneficiaries are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a beneficiary. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our assets. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units. Investors should also note that our counsel’s tax opinion assumed that no legislation that will be applicable to an investment in our units would be enacted after the commencement of the Offering on February 19, 2003.

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

If an investor purchased units through an IRA, or if an investor is a trustee of an IRA or other fiduciary of a retirement plan that invested in units, the investor must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our assets have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

UBTI is likely to be generated with respect to tax-exempt investors.

We intend to incur indebtedness. This will cause a portion of our income allocable to tax-exempt investors to be recharacterized as UBTI. Further, in the event we are deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our assets that is allocable to tax-exempt investors would be characterized as UBTI. If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question. A tax-exempt beneficiary other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and be required to file tax returns reporting such income.

Item 1B.                  Unresolved Staff Comments.

None.

Item 2.                     Properties.

As of December 31, 2014, the Liquidating Trust owned an interest in approximately five acres of land at 1221 Coit Road and the back-end promoted interest in distributable cash to one sold asset. The following table presents certain additional information about the property owned as of December 31, 2014:

		Date			Ownership
Property name	Location	Acquired	Acres	Description	Interest
1221 Coit Road- Land	Dallas, Texas	10/04/04	5 acres	developed land	90%

These assets were transferred to us on the Effective Date. The following information generally applies to all of our assets:

•	we believe all of our assets are adequately covered by insurance and suitable for their intended purposes; and

•	we have no plans for any material renovations, improvements or development of our assets, except in accordance with planned budgets

Item 3.                     Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings. Nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

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

Holders

As of March 19, 2015, we had 10,799,839 beneficial interest units outstanding that were held by a total of approximately 4,400 beneficiaries of record.

Distributions

As is common in real estate-related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come only in the form of special distributions as assets are sold. As a result, the terms of the Liquidating Trust Agreement contemplates that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities). Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations. We did not pay any distributions to our beneficiaries during the year ended December 31, 2014 and 2013.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report on Form 10-K. The results for the period from January 1, 2013 (a date we used as a matter of convergence, efficiency and materiality) through December 31, 2013 are not comparable to any prior period because we began operations as of an effective date of February 11, 2013. Our historical results are not necessarily indicative of results for any future period (amounts in thousands).

	Year Ended	Year Ended
Selected Financial Data	December 31, 2014	December 31, 2013
STATEMENT OF NET ASSETS:
Total assets	$15,334	$62,065
Net assets in liquidation (1)	$13,304	$16,214
Net asset value per unit	$1.23	$1.50

(1)	The net assets in liquidation as of December 31, 2014 of $13.3 million plus cumulative distributions paid through December 31, 2014 of $21 million (which includes the amount paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in distributions paid to our beneficiaries per unit of approximately $3.35 per unit (including $2.12 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust).

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$16,214	$11,417
Change in estimated costs in excess of estimated receipts during liquidation	58	(214)
Net decrease in fair value	(45,998)	(1,624)
Changes in other assets/liabilities	43,030	6,635
Change in net assets in liquidation	(2,910)	4,797
Net assets in liquidation at end of period	$13,304	$16,214

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Approximately five acres of land and the back-end promoted interest in distributable cash to one sold asset remain in the portfolio. We will not purchase any additional assets for our portfolio.

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

In accordance with our Liquidating Trust Agreement, we continue to actively manage our asset portfolio and control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our assets materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the terms of our Liquidating Trust Agreement, we will not acquire any new assets and are focused on liquidating our remaining assets.

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. We currently estimate that we will have estimated costs of liquidation in excess of operating cash flows from our estimated receipts. We believe that our current cash on hand will cover the deficit. These amounts can vary significantly due to, among other things, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2014 was as follows (amounts in thousands):

	January 1,	Cash Payments	Change in	December 31,
	2014	and (Receipts)	Estimates	2014

Asset:
Estimated net inflows from consolidation of operating activities	$1,238	$175	$(1,413)	$(0)
Liabilities:
Liquidation costs	(796)	538	(542)	(800)
Capital expenditures	(1,300)	1,341	(41)	-
Total liabilities	(2,096)	1,879	(583)	(800)
Total liabilities for estimated cost in excess of estimated receipts during liquidation	$(858)	$2,054	$(1,996)	$(800)

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

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2014 of $13.3 million plus cumulative distributions paid through December 31, 2014 of $21 million (which includes the amount paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in distributions paid to our beneficiaries of approximately $3.35 per unit (including $2.12 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust). These estimates for distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Liquidation Expenses and Contingent Liabilities

We have estimated our remaining liquidation expenses and any known contingent liabilities. These amounts can vary significantly due to the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations.

Changes in Net Assets in Liquidation

For the year ended December 31, 2014

Net assets in liquidation decreased $2.9 million during the year ended December 31, 2014. The primary reason for the decrease in net assets was related to the fair value realized upon the sale of Hotel Palomar.

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

Liquidity and Capital Resources

Our total assets and net assets in liquidation were $15.3 million and $13.3 million, respectively, at December 31, 2014. Our ability to meet our obligations is contingent upon the sale of our remaining assets. We estimate that the net proceeds from the sale of our remaining assets will be adequate to pay our obligations; however we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds there from.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that the sale of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses and capital expenditures. Although we can provide no assurances, we currently expect to sell all of our assets by February 2016.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period.

As of December 31, 2014, we estimate that we will have approximately $0.8 million of commitments and expenditures during the liquidation period. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all. A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining asset may affect our ability to fund these items.

Liquidating distributions will be determined in our Managing Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Managing Trustee may deem relevant.

We currently have limited exposure to the credit markets. The lack of available credit may affect our ability to dispose of additional assets due to potential purchasers being unable to obtain financing. We have no exposure to money market mutual funds and we monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table sets forth certain information concerning the Liquidating Trust’s contractual obligations and commercial commitments as of December 31, 2014, and outlines expected future payments to be made by the Liquidating Trust under such obligations and commitments (in thousands):

	Payments due by period (1)
	Totals	2015	2016	2017	2018	2019	Thereafter
Notes payable	$1,000	$1,000	$-	$-	$-	$-	$-
Interest	50	50	-	-	-	-	-
Total	$1,050	$1,050	$-	$-	$-	$-	$-

(1)	Includes $1 million notes payable to related party.

New Accounting Pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In February 2015, the FASB issued ("ASU No. 2015-02"), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily from variable interest rate debt incurred to acquire and develop assets, issue loans and make other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. None of the Partnership’s approximately $1 million in notes payable at December 31, 2014 were subject to variable interest rates.

At December 31, 2014, the Liquidating Trust did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9A.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Behringer Advisors II, as Managing Trustee of the Liquidating Trust, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2014 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that our disclosure controls and procedures, as of December 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us the reports filed or submitted by us under the Exchange is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors II, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Liquidating Trust’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II, as Managing Trustee of the Liquidating Trust, evaluated as of December 31, 2014 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors II concluded that the Liquidating Trust’s internal controls, as of December 31, 2014, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                    Other Information.

None.

PART III

Item 10.                    Directors, Executive Officers and Corporate Governance.

Managing Trustee

Prior to the Effective Date, the Partnership operated under the direction of its General Partners, Behringer Advisors II and Mr. Robert M. Behringer. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors II, which was formerly one of the General Partners. The Managing Trustee is assisted by the employees of HPT, the general partner of Behringer Advisors II. We do not employ our own management personnel; instead, we pay fees and expense allocations to our Managing Trustee for its services. The Managing Trustee is responsible for the management and control of our affairs, including acquisitions in the past and property management.

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

Behringer Advisors II was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert S. Aisner (1)	68	Chairman, Chief Executive Officer and President
Gary S. Bresky	48	Chief Financial Officer
M. Jason Mattox	39	Executive Vice President
S. Jason Hall	48	Treasurer

(1)	On January 5, 2015, Michael J. O’Hanlon notified the Managing Trustee, of his decision to resign, effective immediately, as the Chief Executive Officer and President of the Managing Trustee and all other officer positions with the Managing Trustee and with the Trust’s subsidiaries. The Managing Trustee’s general partner appointed the Managing Trustee’s Chairman, Robert S. Aisner, to serve as Chairman, Chief Executive Officer and President effective January 5, 2015.

Robert S. Aisner is the Chairman of Behringer Advisors II. Mr. Aisner has served as President (from May 2005 until February 2013), Chief Executive Officer (from June 2008 until May 2009 and from July 2009 until February 2013), and a director since June 2003 of TIER REIT, (formerly Behringer Harvard REIT I, Inc). In addition, Mr. Aisner served as Chairman (from January 2013 until October 2014) and a director (from June 2006 until October 2014) of Behringer Harvard Opportunity REIT I. Mr. Aisner also has served as Chairman (since February 2013), a director (since January 2007) and Principal Executive Officer (since January 2015) of Behringer Harvard Opportunity REIT II. In addition, Mr. Aisner serves as a director of Monogram Residential Trust, Inc. (formerly Behringer Harvard Multifamily REIT I, Inc.), a New York Stock Exchange-listed REIT (MORE-NYSE). Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Holdings and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer and President of other Behringer companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining TIER REIT in 2003, Mr. Aisner served as (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT that focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of AMLI Management Company, which oversaw all of AMLI’s apartment operations in 80 communities, (iii) President of the AMLI Corporate Homes division that managed AMLI’s corporate housing properties, (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services, and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company, where he served as Vice President. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

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

S. Jason Hall is Treasurer of Behringer Advisors II and, in such capacity, Mr. Hall served as principal accounting officer of the Partnership and now serves as principal accounting officer of the Liquidating Trust. Mr. Hall also serves as the Chief Financial Officer, Senior Vice President, Chief Accounting Officer and Treasurer for Behringer Harvard Opportunity REIT II and is responsible for its accounting and financial reporting. He has held the position of Director of Financial Reporting for other Behringer-sponsored programs since 2010. Mr. Hall joined Behringer in 2005 as SEC Reporting Manager. From 2000 to 2004, he served in a number of accounting positions, including Corporate Controller from 2003 to 2004, at Aegis Communications Group, Inc., then publicly traded on NASDAQ and the nation’s seventh largest provider of outsourced customer care services. Prior to joining Aegis Communications Group, Mr. Hall spent five years as Corporate Controller for a private distribution company and three years in public accounting. Mr. Hall is a certified public accountant in the state of Texas and received a Bachelor of Business Administration in Finance from Angelo State University and a Master of Business Administration from Tarleton State University.

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

Prior to the Effective Date, the Partnership operated under the direction of its General Partners. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors II, which was formerly one of the General Partners. As of December 31, 2014, neither, the Partnership or the Liquidating Trust made any payments to Mr. Behringer as compensation for serving as General Partner of the Partnership. The officers and employees of HPT assist the Managing Trustee. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to our Managing Trustee, Behringer Advisors II, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors II as General Partner. We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

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

The following table sets forth information as of March 19, 2015 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or the directors of our Managing Trustee, each of our executive officers or the executive officers of our Managing Trustee, and our directors and executive officers, or the directors and executive officers of our Managing Trustee, as a group. The percentage of beneficial ownership is calculated based on 10,799,839 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of Class	Beneficial owner	Owned	Class
Beneficial interest	Behringer Harvard Advisors II LP (1)(3)	-		*
Beneficial interest	Robert S. Aisner (1)(2)(4)	386.74		*
Beneficial interest	Gary S. Bresky (1)(2)	-		*
Beneficial interest	M. Jason Mattox (1)(2)	-		*
Beneficial interest	S. Jason Hall (1)(2)	-		*
Beneficial interest	All current executive officers as a group
	(4 persons)	386.74		*

*Denotes less than 1%

(1)	The address of Messrs. Aisner, Bresky, Mattox, Hall and Behringer Advisors II is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Messrs. Aisner, Bresky, Mattox and Hall are Executive Officers of our Managing Trustee, Behringer Advisors II.

(3)	Behringer Harvard Advisors II is our Managing Trustee.

(4)	On January 5, 2015, Michael J. O’Hanlon notified the Managing Trustee, of his decision to resign, effective immediately, as the Chief Executive Officer and President of the Managing Trustee and all other officer positions with the Managing Trustee and with the Trust’s subsidiaries. The Managing Trustee’s general partner appointed the Managing Trustee’s Chairman, Robert S. Aisner, to serve as Chairman, Chief Executive Officer and President effective January 5, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

For the management and leasing of our properties, we pay the Property Manager property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the year ended December 31, 2014, the Liquidating Trust incurred property management fees payable to the Property Manager of less than $0.1 million.

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the year ended December 31, 2014, the Liquidating Trust incurred asset management fees of $0.1 million.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. For the year ended December 31, 2014, the Liquidating Trust incurred no such debt financing fee.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by the Liquidating Trust Agreement. For the year ended December 31, 2014, the Liquidating Trust incurred such cost for administrative services totaling $0.2 million.

On December 31, 2014, we entered into a Note Modification Agreement to amend the terms of the BHH Loan with all borrowings and accrued interest due on December 31, 2015. The outstanding principal balance under the BHH Loan at December 31, 2014 and 2013 was $1 million and $8.8 million, respectively. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.

At December 31, 2014, we had payables to related parties of less than $1 million. We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services to us, we will be required to obtain such services from other sources.

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

Behringer Harvard Short-Term Opportunity Liquidating Trust

March 26, 2015	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chairman, Chief Executive Officer and President of Behringer Harvard Advisors II LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2015	/s/ Robert S. Aisner
Robert S. Aisner
Chairman, Chief Executive Officer and President of Behringer Harvard Advisors II LP (Principal Executive Officer)

March 26, 2015	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors II LP (Principal Financial Officer)

March 26, 2015	/s/ S. Jason Hall
S. Jason Hall
Treasurer of Behringer Harvard Advisors II LP
(Principal Accounting Officer)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Unaudited Financial Statements

Consolidated Statements of Net Assets (Liquidation Basis) as of December 31, 2014 and 2013	F-2

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the years ended December 31, 2014 and 2013	F-3

Notes to Consolidated Financial Statements	F-4

Unaudited Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation for the year ended December 31, 2014 and 2013	F-9

Behringer Harvard Short-Term Opportunity Liquidating Trust

Consolidated Statement of Net Assets

(Liquidation Basis)

As of December 31, 2014 and 2013

(unaudited)

(in thousands)

	December 31,	December 31,
	2014	2013
Assets
Real estate held for sale	$1,980	$47,978
Cash and cash equivalents	13,183	4,826
Restricted cash	-	783
Accounts receivable, net	94	7,758
Prepaid expenses and other assets	77	720
Total assets	$15,334	$62,065

Liabilities
Notes payable	$-	$31,876
Note payable to related party	1,000	8,801
Accounts payable	4	325
Payables to related parties	3	2,503
Accrued liabilities	223	1,488
Liability for estimated costs in excess of estimated receipts during liquidation	800	858
Total liabilities	2,030	45,851
Net assets in liquidation	$13,304	$16,214

See Notes to Consolidated Financial Statements

Behringer Harvard Short-Term Opportunity Liquidating Trust

Consolidated Statement of Changes in Net Assets

(Liquidation Basis)

For the Years Ended December 31, 2014 and 2013

(unaudited)

(in thousands)

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$16,214	$11,417
Change in estimated costs in excess of estimated receipts during liquidation	58	(214)
Net decrease in fair value	(45,998)	(1,624)
Changes in other assets/liabilities	43,030	6,635
Change in net assets in liquidation	(2,910)	4,797
Net assets in liquidation at end of period	$13,304	$16,214

See Notes to Consolidated Financial Statements

1.	Business and Organization

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

The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire interests in twelve assets. As of December 31, 2014, one of the twelve assets acquired remained in its portfolio, which has been transferred to the Liquidating Trust (as hereinafter defined) as described below under “Plan of Liquidation”. Effective as of January 31, 2013, Mr. Behringer ceased to be a general partner of the Partnership due to a permanent disability resulting in an Event of Withdrawal under the Partnership Agreement. Effective that same date, Mr. Behringer also resigned as Chairman of Behringer Advisors II.

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

Our principal demands for funds in the next twelve months and beyond will be for the payment of operating expenses, recurring debt service and further principal paydowns on our outstanding indebtedness as required by our lender.

The Liquidating Trust had notes payable totaling $1 million at December 31, 2014 of which all was to Behringer Harvard Holdings, LLC (“Behringer Holdings”), a related party.

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

In accordance with the Liquidating Trust Agreement, we continue to actively manage our asset portfolio to control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our assets materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the terms of the Liquidating Trust Agreement, we will not acquire any new assets and are focused on liquidating our remaining assets.

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

Reportable Segments

The Liquidating Trust has determined that it has one reportable segment, with activities related to the ownership, development and management of real estate assets. Income producing assets generated 100% of the Liquidating Trust’s consolidated revenues for the year ended December 31, 2014. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the assets are aggregated into one reportable segment.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Income Taxes

The Liquidating Trust is intended to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes. Therefore, the Liquidating Trust is generally not subject to income tax. However, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the year ended December 31, 2014 and 2013, the Liquidating Trust recognized a provision for current tax expense of $0.3 million  and zero, respectively. The Liquidating Trust did not have any entity level uncertain tax positions.

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

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In February 2015, the FASB issued ("ASU No. 2015-02"), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

4.	Liability for Estimated Costs in Excess of Estimated Receipts during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and complying with the plan of liquidation. We currently estimate that we will have estimated costs of liquidation in excess of operating cash flows from our estimated receipts. These amounts can vary significantly due to timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2014 was as follows (amounts in thousands):

	January 1,	Cash Payments	Change in	December 31,
	2014	and (Receipts)	Estimates	2014

Asset:
Estimated net inflows from consolidation of operating activities	$1,238	$175	$(1,413)	$(0)
Liabilities:
Liquidation costs	(796)	538	(542)	(800)
Capital expenditures	(1,300)	1,341	(41)	-
Total liabilities	(2,096)	1,879	(583)	(800)
Total liabilities for estimated cost in excess of estimated receipts during liquidation	$(858)	$2,054	$(1,996)	$(800)

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2013 was as follows (amounts in thousands):

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

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

The net assets in liquidation as of December 31, 2014 of $13.3 million would result in liquidating distributions paid to our beneficiaries per unit of approximately $1.23 per unit. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales and any changes in the underlying assumptions of projected cash flows.

6.	Real Estate

Our real estate investment is comprised of approximately five acres of land at 1221 Coit Road and the back-end promoted interest in distributable cash to one sold asset. As of December 31, 2014, the land is considered held for sale in accordance with the Plan. Under the liquidation basis of accounting, our asset is recorded at fair value less costs to sell. On August 6, 2014, Behringer Harvard Mockingbird Commons, LLC, a 70% owned subsidiary, sold the Hotel Palomar to an unaffiliated buyer. The contract sales price for the Hotel Palomar was $48 million, exclusive of closing costs. A portion of the proceeds was used to pay off the Hotel Palomar Loan.

7.	Leasing Activity

For the year ended December 31, 2014, two of our tenants accounted for 10% or more of the aggregate rental revenues from our hotel. Exhale Spa and DD+JJ production accounted for rental revenue of approximately $0.1 million and $0.1 million, respectively, or approximately 36% and 35%, respectively, of our aggregate rental revenues for the year ended December 31, 2014. On August 6, 2014, Behringer Harvard Mockingbird Commons, LLC, a 70% owned subsidiary, sold the 198 room hotel and retail project located in Dallas, Texas (“Hotel Palomar”) to an unaffiliated buyer.

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

For the management and leasing of our properties, we pay HPT Management Services, LLC, Behringer Harvard Short-Term Management Services, LLC or Behringer Harvard Real Estate Services, LLC, or their affiliates (individually or collectively referred to as “Property Manager”), property management and leasing fees equal to the lesser of: (a) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (b)(1) for commercial properties that are not leased on a long-term net lease basis, 4.5% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (ten or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the year ended December 31, 2014, the Liquidating Trust incurred property management fees payable to the Property Manager of less than $0.1 million .

Behringer Harvard Short-Term Opportunity Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

We pay Behringer Advisors II or its affiliates an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the year ended December 31, 2014, the Liquidating Trust incurred asset management fees of $0.1 million.

We may pay Behringer Advisors II or its affiliates a debt financing fee for certain debt made available to us. For the year ended December 31, 2014, the Liquidating Trust incurred no such debt financing fees.

We may reimburse Behringer Advisors II for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by the Liquidating Trust Agreement. For the year ended December 31, 2014, the Liquidating Trust incurred such cost for administrative services totaling $0.2 million .

On July 5, 2012, the Partnership entered into a Note Modification Agreement and Assignment of Proceeds to amend the terms of a loan with Behringer Holdings (“BHH Loan”) with all borrowings and accrued interest due on December 31, 2014. On December 31, 2014, we entered into a Note Modification Agreement to amend the terms of the BHH Loan with all borrowings and accrued interest due on December 31, 2015. The outstanding principal balance under the BHH Loan at December 31, 2014 was $1 million. Borrowings under the BHH Loan were used principally to finance general working capital and capital expenditures. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.

At December 31, 2014, we had payables to related parties of less than $0.1 million. We are dependent on Behringer Advisors II, our Property Manager, or their affiliates, for certain services that are essential to us, including disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services to us, we will be required to obtain such services from other sources.

9.	Notes Payable

We had notes payable totaling $1 million at December 31, 2014 of which all was to Behringer Holdings, a related party.

On December 20, 2012 the Mockingbird Commons Partnership entered into a promissory note agreement with Great American Life Insurance Company (“Palomar Lender”) to borrow $31 million (the “Hotel Palomar Loan”). The Hotel Palomar Loan had a fixed rate of 5.75% per annum and required monthly payments of interest only during the first 18 months with 30-year amortization thereafter. On August 6, 2014, Behringer Harvard Mockingbird Commons, LLC, a 70% owned subsidiary, sold the Hotel Palomar to an unaffiliated buyer. The contract sales price for the Hotel Palomar was $48 million, exclusive of closing costs. A portion of the proceeds was used to pay off the Hotel Palomar Loan.

On December 31, 2014, we entered into a Note Modification Agreement to amend the terms of the BHH Loan with all borrowings and accrued interest due on December 31, 2015. The outstanding principal balance under the BHH Loan at December 31, 2014 and 2013 was $1 million and $8.8 million, respectively. The BHH Loan is unsecured, has an interest rate of 5.0% per annum and requires no monthly payments of interest or principal.

10.	Subsequent Event

On March 4, 2015, Behringer Harvard 1221 Coit LP, a 90% owned subsidiary, entered into an agreement with an unaffiliated buyer to sell the five acres of land at 1221 Coit for a contract sales price of $1.2 million.

Behringer Harvard Short-Term Opportunity Liquidating Trust

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2014 and 2013

(Unaudited)

(in thousands)

The changes in total real estate for the year ended December 31, 2014 is as follows (in thousands):

Year Ended
December 31, 2014
Balance as of January 1, 2014	$47,978
Capital expenditures	1,341
Liquidation adjustment (1)	(47,339)
Balance as of December 31, 2014 (liquidation basis)	$1,980

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the year ended December 31, 2014.

The changes in total real estate for the year ended December 31, 2013 is as follows (in thousands):

Year Ended
December 31, 2013
Balance as of January 1, 2013	$49,602
Capital expenditures	229
Liquidation adjustment (1)	(1,853)
Balance as of December 31, 2013 (liquidation basis)	$47,978

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the year ended December 31, 2013.

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Short-Term Opportunity Liquidating Trust Plan of Liquidation dated February 11, 2013 (previously filed and incorporated by reference to Form 8-K filed February 11, 2013)

3.1	Second Amended and Restated Agreement of Limited Partnership of Behringer Harvard Short Term Opportunity Fund I L.P. dated September 5, 2008 (previously filed and incorporated by reference to Form 8-K filed September 5, 2008)

3.2	Certificate of Limited Partnership of Behringer Harvard Short Term Opportunity Fund I L.P. (previously filed in and incorporated by reference to Behringer Harvard Short Term Opportunity Fund I L.P. Registration Statement on Form S-11, Commission File No. 333-100125, filed on September 27, 2002)

3.3	Certificate of Trust of Behringer Harvard Short-Term Opportunity Liquidating Trust dated February 13, 2013 (previously filed and incorporated by reference to Form 10-K filed March 29, 2013)

4.1	Subscription Agreement and Subscription Agreement Signature Page (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to the prospectus of Behringer Harvard Short Term Opportunity Fund I L.P. contained within Post-Effective Amendment No. 1 to Behringer Harvard Short Term Opportunity Fund I L.P. Registration Statement on Form S-11, Commission File No. 333-100125, filed on June 3, 2003)

10.1	Note Modification Agreement and Assignment of Proceeds by and between Behringer Harvard Short Term Opportunity Fund I L.P. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q filed November 14, 2012)

10.2	Pledge and Security Agreement by and between Behringer Harvard Short Term Opportunity Fund I L.P. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q filed November 14, 2012)

10.3	Liquidating Trust Agreement among Behringer Harvard Short-Term Opportunity Fund I LP, as grantor, Behringer Harvard Advisors II LP, as managing trustee, and CSC Trust Company of Delaware, as resident trustee (previously filed and incorporated by reference to Form 8-K filed on February 11, 2013)

10.4	Promissory Note by and between Behringer Harvard Mockingbird Commons, LLC and Great American Life Insurance Company (previously filed and incorporated by reference to Form 10-K filed March 29, 2013)

10.5	Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement by Behringer Harvard Mockingbird Commons, LLC in favor of Rebecca S. Conrad, Trustee, for the benefit of Great American Life Insurance Company (previously filed and incorporated by reference to Form 10-K filed March 29, 2013)

10.6*	The Purchase and Sale Agreement between Behringer Harvard Mockingbird Commons, LLC, as seller, and THI VI Dallas Mockingbird LLC, as purchaser, dated May 7, 2014

10.7*	Note Modification Agreement by and between Behringer Harvard Short-Term Opportunity Liquidating Trust and Behringer Harvard Holdings, LLC dated December 31, 2014

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications**

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